Form 10QSB
period 1997-03-31
PHYSICAL SPA & FITNESS INC
filed 1999-06-30
CIK 1048055

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997.

( )   TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 333-38697

                          PHYSICAL SPA & FITNESS, INC.
           (Exact name of small business as specified in its charter)


             Delaware                                13-1026995
      ----------------------                     -------------------
   (State or other jurisdiction                    (IRS Employer
   of incorporation or organization)             Identification No.)


                          12/F - 15/F Lee Theatre Plaza
                          99 Percival St., Causeway Bay
                                    Hong Kong
                    (Address of principal executive offices)

                              (852) (852) 2572-8888
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

                              Yes          No  X
                                  ----        ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dated : June 1, 1999, 10,000,000 shares.

Transitional Small Business Disclosure Format (check one) :
                              Yes          No   X
                                  ----        ----

                                TABLE OF CONTENTS



PART I  -  FINANCIAL INFORMATION                                    PAGE
                                                                    ----
   ITEM 1   -   FINANCIAL STATEMENTS

     Consolidated Statements of Operations
     for the three months ended March
     31, 1997 and 1996 (Unaudited)                                     1

     Consolidated Balance Sheets at March 31, 1997
     and December 31,1996 (Unaudited)                                  2

     Consolidated Statements of Cash Flows
     for the three months ended March 31, 1997
     and 1996 (Unaudited)                                              3

     Notes to Consolidated Financial Statements                      4 - 14

   ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OR PLAN OF OPERATION                                15 - 18


PART II  -  OTHER INFORMATION

   ITEM 1   -   LEGAL PROCEEDINGS                                     19

   ITEM 2   -   CHANGE IN SECURITIES                                  19

   ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES                       19

   ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE
                OF SECURITY HOLDERS                                   19

   ITEM 5   -   OTHER INFORMATION                                     19

   ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K                      19


                  PHYSICAL SPA & FITNESS, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                   THREE MONTHS ENDED March 31, 1997 AND 1996
       (Amounts in thousands, except number of shares and per share data)

                                                   Three Months Ended March 31,
                                         --------------------------------------------------
                                                   1997                      1996
                                         ------------------------  ------------------------
                                             HK$          US$          HK$         US$
                                         (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
Operating Revenues
Fitness service                               9,843        1,270        6,809          879
Beauty treatments                            14,075        1,816       15,051        1,942
  Others                                         22            3        1,151          148
                                         -----------  -----------  -----------  -----------

Total operating revenues                     23,940        3,089       23,011        2,969
                                         -----------  -----------  -----------  -----------

Operating Expenses
Salaries and commissions                      7,549          974        5,485          708
Rent and related expenses                     6,214          802        4,895          632
Depreciation                                  2,889          373        2,592          334
Other selling and administrative expenses     6,533          842        5,571          719
                                         -----------  -----------  -----------  -----------

Total operating expenses                     23,185        2,991       18,543        2,393
                                         -----------  -----------  -----------  -----------

Income from operations                          755           98        4,468          576
                                         -----------  -----------  -----------  -----------

Non-operating (income) expenses

Other (income), net                            (202)         (26)        (189)         (24)
Interest expenses                               426           55          393           50
                                         -----------  -----------  -----------  -----------

Total non-operating (income) expenses           224           29          204           26
                                         -----------  -----------  -----------  -----------

Income before income taxes and
minority interests                              531           69        4,264          550

Provision for income taxes                      423           55        1,382          178
                                         -----------  -----------  -----------  -----------

Income before minority interests                108           14        2,882          372

Minority interests                               80           10          256           33
                                         -----------  -----------  -----------  -----------

Net income                                       28            4        2,626          339
                                         ===========  ===========  ===========  ===========

Earnings per common share                      0.00         0.00         0.26         0.03
                                         ===========  ===========  ===========  ===========

Number of shares outstanding (in
thousands)                                   10,000       10,000       10,000       10,000
                                         ===========  ===========  ===========  ===========

Translations of amounts from Hong Kong Dollars (HK$) into United States Dollars
(US$) for the convenience of the reader has been made at the exchange rate quoted by the South China Morning Post on March 31, 1997 of US$1.00=HK$7.75. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars at that rate on March 31, 1996 or at any other certain rate.


                                        1



                  PHYSICAL SPA & FITNESS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      AS OF DECEMBER 31, 1996 (AUDITED) AND
                        AS OF MARCH 31, 1997 (UNAUDITED)
       (Amounts in thousands, except number of shares and per share data)


                                                            March 31,                December 31, 1996
                                                              1997
                                                     --------------------------  --------------------------
                                                           HK$          US$             HK$          US$
  ASSETS                                               (UNAUDITED)  (UNAUDITED)

Current assets
Cash and cash equivalents                                  2,270           293         2,509           324
Trade receivables                                         12,544         1,619        14,820         1,912
Rental and utility deposits                                4,822           622         4,735           611
Prepayments to vendors and suppliers and other
current assets                                             8,354         1,078        11,808         1,524
Inventories                                                6,449           832         6,456           833
Due from related companies                                 1,659           214         1,986           256
Due from a shareholder - current portion                  14,087         1,817         5,566           718
                                                     ------------  ------------  ------------  ------------
Total current assets                                      50,185         6,475        47,880         6,178
                                                     ------------  ------------  ------------  ------------

Due from a shareholder - non-current portion               8,820         1,139        10,885         1,404
Prepayments for construction-in-progress                  29,050         3,748        12,011         1,550
Property, plant and equipment, net                        46,237         5,966        46,917         6,054
                                                     ------------  ------------  ------------  ------------

Total assets                                             134,292        17,328       117,693        15,186
                                                     ============  ============  ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Short-term bank loans                                      5,241           676         5,627           726
Long-term bank loans - current portion                     7,573           977         1,827           236
Accounts payable and accrued expenses                      5,111           659         8,317         1,073
Obligations under finance leases- current portion          2,761           356         2,257           291
Deferred income                                           28,850         3,723        22,042         2,844
Income taxes payable                                      12,965         1,673        14,752         1,904
Taxes other than income                                    9,165         1,183         9,257         1,194
                                                     ------------  ------------  ------------  ------------

Total current liabilities                                 71,666         9,247        64,079         8,268
                                                     ------------  ------------  ------------  ------------

Long-term bank loans                                       4,210           543           240            31
Long-term loans from third parties                        13,916         1,796        13,916         1,796
Loans from minority shareholders of subsidiaries           5,160           666         5,160           666
Obligations under finance leases - non current             6,602           852         1,698           219
 portion
Deferred taxation                                          1,451           187         1,451           187
Minority interests                                         4,940           637         4,857           627

Shareholders' equity:

Common stock, par value US$ 0.001 each, 100
million shares authorized; 10 million shares                  78            10            78            10
outstanding
Cumulative translation adjustment                             99            13            72             9
Retained earnings                                         26,170         3,377        26,142         3,373
                                                     ------------  ------------  ------------  ------------

Total shareholders' equity                                26,347         3,400        26,292         3,392
                                                     ------------  ------------  ------------  ------------

Total liabilities and shareholders' equity               134,292        17,328       117,693        15,186
                                                     ============  ============  ============  ============


Translations of amounts from Hong Kong Dollars (HK$) into United States Dollars (US$) for the convenience of the reader has been made at the exchange rate quoted by the South China Morning Post on March 31, 1997 of US$1.00=HK$7.75. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars at that rate on March 31, 1996 or at any other certain rate.
                                 2


                  PHYSICAL SPA & FITNESS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                             (Amounts in thousands)


                                                    March 31, 1997            March 31, 1996
                                               ------------------------  ------------------------
                                                   HK$          US$          HK$          US$
Cash flows from operating activities:          (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)

Net income                                             28            4        2,626          339

Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interests                                     80           10          256           33
Depreciation                                        2,889          373        2,592          334
Loss on disposal of fixed assets                        -            -            -            -

(Increase) Decrease in assets:
Trade receivables                                   2,276          293          359           46
Deposits, prepayments and other current assets      3,367          435        1,193          154
Inventories                                             7            1       (1,198)        (155)
Due from related companies                            327           42            -            -

Increase (Decrease) in liabilities:
Accounts payable and accrued expenses              (3,206)        (414)          17            2
Deferred income                                     6,808          879          823          106
Deferred liabilities                                    -            -            -            -
Income taxes payable                               (1,787)        (231)       1,368          176
Taxes other than income                               (92)         (11)         235           30
Deferred taxation                                       -            -          381           49
                                               -----------  -----------  -----------  -----------

Net cash provided by operating activities          10,697        1,381        8,652        1,114
                                               -----------  -----------  -----------  -----------

Cash flows from investing activities:
Prepayments for construction-in-progress          (17,039)      (2,199)     (12,431)      (1,603)
Acquisition of property, plant and equipment       (2,206)        (285)        (682)         (87)
Sales proceeds from disposal of property,
   plant and equipment                                  -            -            -            -
                                               -----------  -----------  -----------  -----------

Net cash used in investing activities             (19,245)      (2,484)     (13,113)      (1,690)
                                               -----------  -----------  -----------  -----------

Cash flows from financing activities
(Settlement) Proceeds of short-term bank loans       (386)         (50)       3,316          428
Decrease (Increase) in due from a shareholder      (6,456)        (833)       4,099          529
Proceeds from long-term bank loans                 10,000        1,290            -            -
Repayment of long-term bank loans                    (284)         (37)      (3,410)        (440)
Proceeds from (Settlement of) long-term
   loans from third parties                             -            -        1,159          150
Assumption of finance lease obligations             8,432        1,088          (23)          (3)
Capital element of finance lease rental
   payments                                        (3,024)        (390)           -            -
Capital contribution of the Chinese joint
   venture partner into a joint venture                 -            -          907          117
                                               -----------  -----------  -----------  -----------

Net cash provided by (used in) financing
activities                                          8,282        1,068        6,048          781
                                               -----------  -----------  -----------  -----------

Net increase (decrease) in cash and cash
equivalents                                          (266)         (35)        1,587         205

Cash and cash equivalents, at beginning of year     2,509          324          901          116

Cumulative translation adjustments                     27            4           96           13
                                               -----------  -----------  -----------  -----------

Cash and cash equivalents, at end of year           2,270          293        2,584           334
                                               ===========  ===========  ===========  ============

Translations of amounts from Hong Kong Dollars (HK$) into United States Dollars (US$) for the convenience of the reader has been made at the exchange rate quoted by the South China Morning Post on March 31, 1997 of US$1.00=HK$7.75. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars at that rate on March 31, 1996 or at any other certain rate.

               PHYSICAL SPA $ FITNESS, INC., INC. AND SUBSIDIARIES
                   ------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)
                                   ----------


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES
------------------------------------------

Physical Spa & Fitness Inc. ("the Company") was incorporated on September 21, 1988 under the laws of the United States of America under the name of Foreclosed Realty Exchange Inc. The Company was incorporated with a share capital of 100 million common shares with par value of US$0.001 each. 10 million common shares were issued and outstanding as of March 31, 1997. The Company is a U.S. public company listed on the National Association of Securities Dealers Bulletin Board.

Physical Beauty & Fitness Holdings Limited ("Physical Holdings") was incorporated (in March 8, 1996 under the laws of the British Virgin Islands ("BVI") with a capital of one common share being held by a shareholder ("the Shareholder"), Physical Holdings has interests in various companies ("Operating Subsidiaries") operating fitness and beauty centers ("Fitness Centres") and other related businesses Hong Kong and the People's Republic of China ("the PRC").

Pursuant to a Share Exchange Agreement entered into between the Company and Physical Holdings on August 8, 1996, the Shareholder transferred his controlling interest, in the outstanding stock, of Physical Holdings in exchange for 80% of the outstanding stock of the Company. The transaction was completed on October 21, 1996 when the Company became the ultimate holding company of Physical Holdings and the Operating Subsidiaries. As part of the above transaction, certain shareholders of the Company also transferred 990,000 pre-split (742,500 post-split) common shares to Goodchild Investments Limited ("Goodchild"). Accordingly, the Shareholder and Goodchild became the major shareholders of the Company. In February, 1998, Goodchild sold all of its shares of common stock of the Company.

On November 27, 1996, the Company changed its name to Physical Spa & Fitness,
Inc.

The Shareholder's interests in the fitness and beauty centers in Hong Kong and the PRC and other related businesses were originally conducted through Physical Health Centre Hong Kong Limited ("Physical HK"), a Hong Kong, corporation established on March 2, 1990 by two principal shareholders ("the Principal Shareholders"), one of which is the Shareholder. In 1994, the share capital was increased and additional shares were issued to the Principal Shareholders as well as other shareholders.

Physical HK was established to succeed to and continue the operation of two Fitness Centres and other related businesses previously operated by the Principal Shareholders in Hong Kong in the form of a sole proprietorship.

---------------------------------------------------

During the period from 1990 to 1996, Physical HK and Physical Holdings expanded their scope of operations by acquiring and establishing, several subsidiary, companies and by forming Sino-foreign joint ventures in the PRC to operate six additional Fitness Centres in Hong Kong, two in Shanghai and one in Dalian, the PRC and other related businesses. These subsidiary companies were all formerly jointly owned by the Principal Shareholders or solely by the Shareholder. The respective equity interests were transferred by the Principal Shareholders to Physical HK or Physical Holdings throughout 1993 to 1996 at the original cost of the respective investments.

On October 19, 1996, 91.4% of the equity interests of Physical HK was transferred by the Principal Shareholders and other shareholders of Physical HK to Physical Holdings at the par value of the shares transferred. In addition, all the equity interests of Physical HK in various subsidiaries and a Sino-foreign joint venture were also transferred to Physical Holdings at the recorded cost of these investments. The Company, Physical Holdings and the Operating Subsidiaries are collectively known as the Group. They are all distinct legal entities with limited liability.

The transfer of the Shareholder's interests in Physical Holdings and the Operating Subsidiaries was a reorganization of companies under common control and has been accounted for effectively as a pooling of interests and the consolidated financial statements of the Company have been presented as if the Operating Subsidiaries had been owned by the Company since their date of incorporation or acquisition by the Shareholder whichever is later.

---------------------------------------------------

The details of Physical Holdings and Operating Subsidiaries and their principal activities as of the date of this report are summarized below:

                                              Date of                               Equity interest
                                              acquisition/          Place of        owned by the
Name of Company                               formation             incorporation   Company              Principal activities
---------------                               ---------             -------------   -------              --------------------
                                                                                    Direct  Indirect
                                                                                    ------  --------
Physical Beauty & Fitness Holdings            March 8, 1996         BVI             100%       -         Investment holding
   Limited ("Physical Holdings:)

Physical Health Centre Hong Kong              March 2, 1990         Hong Kong        91.4%     -         Operating 5 Fitness Centres
   Limited ("Physical HK")                                                                                 in Hong Kong

Regent Town Holdings Limited                  September 20,         BVI              88.5%     -         Investment holding
   ("Regent")                                 1993

Supreme Resources Limited ("Supreme")         September 29,         Hong Kong        70%       -         Operating a beauty
                                              1994                                                         treatment centre in Hong
                                                                                                           Kong

Physical Health Centre (Zhong Shan)           September 29,         Hong Kong        100%      -         Investment holding
   Limited ("Zhongshan Physical")             1994                                                        (formerly operating a
   (formerly known as Famerich                                                                             beauty treatment centre
   Development Limited ("Famerich")                                                                        in Hong Kong)

Zhongshan Physical Ladies' Club Ltd.          October 29, 1996      The PRC            -      95%        Operating a Fitness Centre
   (Owned by Zhongshan Physical)                                                                           in Zhongshan, the PRC
                                                                                                           not yet open

Ever Growth limited ("Ever Growth")           September 29,         Hong Kong        100%      -         Property holding
                                              1994

Proline Holdings Limited ("Proline")          September 28,         BVI                -      88.5%      Investment holding
   (wholly owned by Regent)                   1994

Shanghai Physical Ladies' Club Company        September 28,         Hong Kong          -      88.5%      Investment holding
   Limited ("Shanghai Physical")              1994
   (wholly owned by Proline)

Shanghai Physical Ladies' Club Co., Ltd.      September 28,         The PRC            -      88.5%      Operating two Fitness
   (owned by Shanghai Physical)               1994                                                         Centres in Shanghai, the
                                                                                                           PRC

Mighty System Limited ("Mighty")              December 15,          BVI              100%      -         Provision of marketing
                                              1994                                                         services for cosmetics
                                                                                                           sales
Jade Regal Holdings Limited ("Jade            March 15, 1996        BVI              100%      -         Investment holding
   Regal")

Physical Health Centre (Dalian) Limited       March 15, 1996        Hong Kong          -     100%        Investment holding
   ("Dalian  Physical") (wholly owned by
   Jade Regal)

Dalian Physical Ladies' Club Co., Ltd.        March 15, 1996        The PRC            -      90%        Operating a Fitness Centre
   (90% owned by Dalian Physical)                                                                          in Dalian, the PRC

Star Perfection Holdings Limited ("Star       April 15, 1996        BVI              100%      -         Investment holding
   Perfection")

Physical Health Centre (Shenzhen)             April 15, 1996        Hong Kong          -     100%        Investment holding
   Limited ("Shenzhen Physical")
   (wholly owned by Star Perfection)

Shenzhen Physical Ladies' Club Co., Ltd.      August 16, 1996       The PRC            -      90%        Operating a Fitness Centre
    (owned by "Shenzhen Physical")                                                                         in Shenzhen, the PRC
                                                                                                           not yet open

Physical Health Centre (Macau) Limited        March 21, 1997        Hong Kong        100%      -         Investment holding
    ("Macau Physical")



---------------------------------------------------

Regent Town Holdings Limited ("Regent") was originally 67% owned by Physical HK upon its incorporation. In June, 1995, Physical HK increased its equity interest to 83.5% by acquiring additional shares issued by Regent at the par value of the shares. In June, 1996, 5% of the equity interests of Regent owned by a minority shareholder was acquired by the Shareholder (see Note 6(d)). All the shares owned by Physical HK and the Shareholder were then transferred to Physical Holdings at the original cost of investments to the Physical HK and the Shareholder.

Famerich was incorporated to operate a beauty treatment centre in Hong Kong. The business was closed down in late 1994 and the company became dormant thereafter. The loss of HK$1,332 resulting from the shut down has been included in the consolidated statement of income for the three-month period from October 1 to December 31, 1994. In June, 1996, Famerich changed its name to Zhongshan Physical and it then entered into a joint venture contract to establish a Sino-foreign co-operative joint venture for the provision of physical fitness and beauty treatment services through a Fitness Centre in the PRC. (see details below)

---------------------------------------------------

The Group operates Fitness Centres in the PRC through some of its Operating, Subsidiaries which are Sino-foreign joint ventures established in the PRC. Detailed information in connection with these joint ventures is as follows:


                                              INTERESTS      TERM OF
NAME OF THE                        TYPE OF     OWNED BY        THE
JOINT VENTURE                       JOINT        THE          JOINT     REGISTERED
                      LOCATION     VENTURE      GROUP        VENTURE      CAPITAL          PROFIT SHARING ARRANGEMENT
                                                                                           FOREIGN  CHINESE
                                                                                           PARTNER  PARTNER
Shanghai              Huangpu      Co-          88.5%        10 years     Originally       None. Joint venture receives
Physical Ladies'      and          operating                              US$1,000 in      rent for location and will
Club Co., ltd.        Hongqiao,                                           cash and         receive equipment when joint
("Shanghai JV")       Shanghai                                            increased        venture is dissolved.
                                                                          to US$2,000
                                                                          in cash in 1995

Dalian Physical       Dalian       Equity       originally   12 years     Originally       Pro-rata to equity
Ladies' Club                                    at 55%                    Rmb10,000        interests
Co., Ltd.                                       and                       in cash and
("Dalian JV")                                   changed                   changed to
                                                to 90% in                 Rmb1,000
                                                1996                      in cash and
                                                                          Rmb9,000
                                                                          in form of
                                                                          fixed assets
                                                                          and
                                                                          renovation
                                                                          materials in
                                                                          1996

Shenzhen              Shenzhen     Co-          90%          10 years     HK$4,600         Pro-rata to equity interests
Physical                           operative                              in form of
Ladies' Club                                                              cash and
Co. Ltd.                                                                  fixed assets
("Shenzhen
JV")

Zhongshan             Zhongshan    Equity       95%          10 years     US$500 in        Pro-rata to equity interests
Physical Ladies                                                           form of
Club Co. Ltd.                                                             cash and
("Zhongshan                                                               fixed assets
JV")


---------------------------------------------------

Other special provisions of these joint ventures are summarized as follows:

Shanghai JV
-----------

Pursuant to an agreement between Physical HK and Shanghai Physical dated July 20, 1993, Shanghai Physical authorized Physical HK to enter into a joint venture contract ("the Contract") on its behalf with the Chinese joint venture partner. Under this agreement, benefits, rights and obligations arising from the Contract belong to Shanghai Physical. Physical HK contributed the required capital on behalf of Shanghai Physical.

According to the provisions of the Contract, Shanghai Physical contributed 100% of the registered capital of the joint venture while the Chinese joint venture partner provided the premises in which the Fitness Centres are located. Upon dissolution of the joint venture, all fixed assets of the joint venture will be assumed by the Chinese joint venture partner while Shanghai Physical will assume all the working capital, debts and outstanding obligations and commitments. For the first three years of the joint venture, the Chinese joint venture partner will be entitled only to rent of Rmb950 per annum. Thereafter, the rental payment will be increased by 10% per annum unless the inflation rate in the PRC is higher than 16%. The Chinese joint venture partner has no further entitlement to the profits of the joint venture.

Shenzhen JV
-----------

According to the laws in the PRC and the terms of the joint venture contract, both joint venture partners are obliged to fulfill their capital contribution requirements into the joint venture within a specified period of time after the issue of the business license. As of the date of this report, however, both joint venture partners have not contributed the required capital according to the requirements of the contract. Such default in the funding obligations will require renegotiations between the two partners and may also trigger default remedies as specified in the joint venture contract. Further, a failure to meet regulatory time limits set by the State Administration of Industry and Commerce for capital contributions could result in the cancellation of the approval of the joint venture's business license. Both joint venture partners are in the process of applying to the relevant authorities for an extension of such time limits.

The joint venture has not yet commenced operations as of the date of this report.

---------------------------------------------------

Zhongshan JV
------------

Similar to the Shenzhen JV, both joint venture partners have not yet fulfilled their required capital contribution bligations within the specified time limit. The joint venture partners are in the process of applying for extension of such time limits from the relevant authorities.

On August 2, 1996, a supplementary agreement was signed between the joint venture partners to amend the provisions of the contract to the extent that all the benefits and liabilities of the joint venture will be assumed by Zhongshan Physical. In return, the Chinese joint venture partner will be entitled to HK$30 per annum in the form of a technology introduction fee. The Chinese joint venture partner will not be entitled to share in the profits of the joint venture after receipt of the technology introduction fee. The supplementary agreement is subject to the approval of the relevant PRC authorities.

The joint venture has not yet commenced operations as of the date of this report.

Since the Shanghai JV and the Dalian JV operate in the PRC, they are subject to special considerations and significant risks not typically associated with investments in equity securities of United States and Western European companies. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. These are described further in the following paragraphs:

POLITICAL ENVIRONMENT

The value of the Company's interests in the Shanghai and Dalian JVs may be adversely affected by significant political, economic and social uncertainties in the PRC. A change in policies by the Chinese government could adversely affect the Company's interests in the Shanghai and Dalian JVs by, among other factors: changes in laws, regulations or the interpretation thereof; confiscatory taxation; restrictions on foreign currency conversion, imports or sources of suppliers; or the expropriation or nationalization of private enterprises.

---------------------------------------------------

ECONOMIC ENVIRONMENT

The economy of the PRC differs significantly from the economies of the United States and Western Europe in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. Only recently has the Chinese government encouraged substantial private economic activities.

The Chinese economy has experienced significant growth in the past five years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the Chinese central government to control inflation have significantly restrained economic expansion recently. Similar actions by the central government of the PRC in the future could have a significant adverse effect on economic conditions in the PRC and the economic prospects for the Group.

FOREIGN CURRENCY EXCHANGE

The Chinese central government imposes control over its foreign currency reserves through control over imports and through direct regulation of the conversion of its national currency into foreign currencies. As a result, the Renminbi is not freely convertible into foreign currencies.

The Shanghai and Dalian JVs conduct substantially all of their business in the PRC, and their financial performance and condition are measured in terms of Renminbi. The revenues and profits of the Shanghai and Dalian JVs are predominantly denominated in Renminbi, and will have to be converted to pay dividends to the Company in United States Dollars or Hong Kong Dollars. Should the Renminbi devalue against these currencies, such devaluation would have a material adverse effect on the Company's profits and the foreign currency equivalent of such profits repatriated by the Shanghai and Dalian JVs to the Company. The Company currently is not able to hedge its exchange rate exposure in the PRC because neither the banks in the PRC nor any other financial institution authorized to engage in foreign exchange transactions offer forward exchange contracts.

LEGAL ENVIRONMENT

Since 1979, many laws and regulations dealing with economic matters in general and foreign investment in particular have been enacted in the PRC. However, the PRC still does not have a comprehensive system of laws and enforcement of existing laws may be uncertain and sporadic.

2.   BASIS OF PRESENTATION
--------------------------

The financial year end date of Physical HK and the Operating Subsidiaries incorporated in Hong Kong and the BVI was September 30 up to September 30, 1994 while the PRC joint ventures' financial year end is December 31. Pursuant to members' resolutions passed by Physical HK and the Operating Subsidiaries incorporated in Hong Kong and the BVI, their financial year end dates were all changed to December 31 in 1995. For presentation purposes, the consolidated financial statements of the Group for the fifteen month period from October 1, 1994 to December 31, 1995 have been segregated to report the results of operations and cash flows for the three-month period from October 1, 1994 to December 31, 1994 separately from those for the twelve-month period from January 1, 1995 to December 31, 1995.

Unaudited stub period consolidated income statements of the Group for the three-month period from October 1, 1993 to December 31, 1993 are presented for comparison purposes.

The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory financial statements of the BVI and Hong Kong Operating Subsidiaries and the PRC joint ventures, which were prepared in accordance with generally accepted accounting principles in Hong Kong ("HK GAAP") and the accounting principles and the relevant financial regulations applicable to enterprises with foreign investments as established by the Ministry of Finance of China ("PRC GAAP") respectively.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------

     a.  Basis of Consolidation
     --------------------------

     The consolidated financial statements include the financial statements of the Company, its majority owned and controlled subsidiaries and joint ventures. All material intercompany balances and transactions have been eliminated.

     b.  Revenue & Deferred Income
     -----------------------------

     Revenue represents membership fees and service income in connection with the provision of physical fitness and beauty treatment services and other related income, net of the related sales tax, if any. Annual membership fees and service income and other related income are recognized when services are rendered. During 1996, the Company changed its membership policy so that the annual membership fee was replaced by a non-refundable membership admission fee and monthly dues. The admission fee is recognized in full as revenue upon membership being granted while the monthly dues are recognized as revenue on a monthly basis.

     Deferred income represents membership fees and service fees billed but the related services, or portion of the services, have not yet been rendered.

--------------------------------------------------------

     c.  Cash and Cash Equivalents
     -----------------------------

     Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.


     d.  Property Plant and Equipment
     --------------------------------

     Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of property, plant and equipment is computed using the straight line method over the assets' estimated useful lives. The estimated useful lives are as follows:

          Leasehold land held under long-term lease          Over the lease term
          Buildings                                              20 to 50 years
          Leasehold improvements                             Over the lease term
          Machinery and equipment                                5 to 10 years
          Furniture and fixtures                                   5 years
          Computers                                              4 to 5 years
          Motor vehicles                                         4 to 5 years

     e.  Taxation: Income Taxes
     --------------------------

     No provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Operating Subsidiaries has been provided as the earnings of the Operating Subsidiaries, in the opinion of the management, will be reinvested indefinitely.

     Physical HK, Supreme, Zhongshan Physical, Ever Growth, Shanghai Physical, Dalian Physical and Shenzhen Physical, Macau Physical and Tsuen Wan Physical were incorporated under the laws of Hong Kong. They provide for Hong Kong profits tax at a rate of 16.5% on the basis of their income for financial reporting purposes, adjusted for income and expense items which are not assessable or deductible for income tax purposes.

     Physical Holdings, Regent, Mighty, Proline, Jade Regal and Star Perfection were incorporated under the laws of BVI and under these laws, they are not subject to tax on income or on capital gains.

     The Shanghai and Dalian JVs, which were incorporated under the laws of the PRC, provide for enterprise income tax on their assessable income in accordance with the relevant regulations of the PRC, after considering all available tax benefits and allowances. They are subject to Chinese enterprise income taxes at he applicable tax rate of 33%.

--------------------------------------------------------

     e.  Taxation: Income Taxes
     --------------------------

     The Group provides for deferred income taxes using the liability method, by which deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the financial statements. A valuation allowance is provided for the portion of deferred tax assets that is not currently realizable, since the realization of these benefits depends upon the ability of the relevant entity to generate income in future years.

     f.  Taxation: Sales Taxes
     -------------------------

     According to the tax regulations promulgated by the PRC government which came into effect on January 1, 1994, the Shanghai and Dalian JVs are subject to Business Tax ("BT") calculated at 5% on the gross service income received by the joint venture.

     BT is recognized on the accrual basis. Sales revenue is recorded in the financial statements net of BT.


     g.  Foreign Currency Translation
     --------------------------------

     The Company, Physical Holdings and the Hong Kong and BVI Operating Subsidiaries maintain their accounting books and records in Hong Kong dollars ("HK$"). Foreign currency transactions during the year are translated into HK$ at rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in foreign currencies at year end are translated at the rates of exchange prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired, Exchange gains or losses are recorded in the consolidated statements of income.

     The PRC Operating Subsidiaries maintain their books and records in Renminbi. Foreign currency transactions are translated into Renminbi at the applicable exchange rate quoted by the People's Bank of China ("the unified exchange rate"), prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into Renminbi using the applicable unified exchange rates at the balance sheet date. The resulting exchange differences are included in the determination of income.

--------------------------------------------------------

     g.  Foreign Currency Translation (Cont'd)
     -----------------------------------------

     Renminbi is not freely convertible into foreign currencies. All foreign exchange transactions involving Renminbi must take place either through the Bank of China or other institutions authorized to buy and sell foreign currencies, or at a swap centre. Before January 1, 1994, the exchange rates used for transactions through the Bank of China and other authorized institutions were set by the government (the "official exchange rate") from time to time whereas the exchange rates available at the swap centres (the "swap centre rates") were determined largely by supply and demand. The Chinese government announced the unification of the two-tier exchange rate systems in December 1993 effective January 1, 1994. The unification brought the official exchange rate of the Renminbi in line with the swap centre rate. The unification did not have a major impact on the consolidated financial statements of the Company under US GAAP.

     On consolidation, the financial statements of the PRC Operating Subsidiaries are translated into Hong Kong Dollars using the closing rate method, whereby the balance sheet items are translated into Hong Kong Dollars using the unified exchange rates at the respective balance sheet dates. The share capital and retained earnings are translated at historical unified exchange rates prevailing at the time of the transactions while income and expense items are translated at the average unified exchange rates for the years/period. The resultant translation differences are recorded in the consolidated balance sheets as cumulative translation adjustments which are included as a separate account in shareholders' equity in the accompanying balance sheets.

     h.  Finance Leases
     ------------------

     Leases that substantially transfer to the Group all the rewards and risks of ownership of assets, other than legal title, are accounted for as finance leases.

     Fixed assets held under finance leases are initially recorded at the present value of the minimum lease payments at the inception of the leases, with equivalent liabilities categorized as appropriate under current or non-current liabilities.

     Finance charges, which represent the difference between the minimum lease payments at the inception of the leases and the fair value of the assets acquired, are allocated to accounting periods over the period of the relevant leases so as to produce a constant periodic rate of charge on the outstanding balances.

--------------------------------------------------------


     i.  Operating Leases
     --------------------

     Leases where substantially all the rewards and risks of ownership of assets remain with the lessors are accounted for as operating leases. Rental payments under operating leases are expensed as incurred.

     j.  Related Companies
     ---------------------

     A related company is a company in which one or more of the directors or shareholders of the Company have direct or indirect beneficial interests.


4.   PROPERTY, PLANT AND EQUIPMENT
----------------------------------

                                        Year Ended         Three Months Ended
                                       December 31,          March 31,
                                   ---------------------- ---------------------
                                      1995       1996        1996      1997
                                   ---------- ----------- ---------- ----------
                                      HK$         HK$         HK$       HK$
                                                          (UNAUDITED)(UNAUDITED)

Land and buildings                      2,550      3,137     2,550       3,137
Leasehold improvements                 32,282     40,143    32,379      40,184
Machinery and equipment                29,511     37,995    30,112      40,170
Furniture and fixtures                  6,421      6,368     6,421       6,368
Computers                               1,456      1,586     1,456       1,586
Motor vehicles                            725        728       727         729
Less: Accumulated depreciation       (31,814)    (43,040)  (34,410)    (45,937)
                                   ---------- ----------- --------- -----------

Net book value                        41,131      46,917    39,235      46,237
                                   ========== =========== ========= ===========



As of December 31, 1996, the cost and accumulated depreciation of fixed assets held under finance leases amounted to approximately HK$4,927 and HK$132 respectively.

5.   TRADE RECEIVABLES
----------------------

Trade receivables comprised the following items:

                                              Year Ended            Three Months Ended
                                              December 31,             March 31,
                                       ------------------------  ------------------------
                                          1995         1996         1996         1997
                                       -----------  -----------  -----------  -----------
                                           HK$          HK$          HK$           HK$
                                                                 (Unaudited)  (Unaudited)

Balances with a beauty product vendor       7,691        9,641        6,178        8,300
Corporate beauty package receivables            -        4,854         -           2,854
Others                                        937          325         695         1,390
                                       -----------  -----------  -----------  -----------

                                            8,628       14,820        6,873       12,544
                                       ===========  ===========  ===========  ===========


(a)  Balance with a beauty product vendor:

Pursuant to a marketing agreement between an Operating Subsidiary, Mighty, and a beauty product vendor ("the Vendor"), the Vendor agreed to pay marketing fees calculated at HK$500 per month from June 1994 to November 1994 and HK$250 per month thereafter to Mighty for marketing services rendered for cosmetic sales up to May, 1996. In addition, the Group also purchases beauty products from the Vendor. On September 30, 1996, Mighty entered into an agreement with the Vendor for the settlement of the outstanding balances of HK$4,965 by three installments beginning December 31, 1996 to June 30, 1997. The first installment of HK$2,800 due on December 31, 1996 was settled by offsetting the cost of beauty products purchased by the Group from the Vendor during the 3 months from October 1 to December 31, 1996. The second installment of HK$1,000 was due on March 3l, 1997 and was settled in cash by the Vendor. The outstanding balances with the Vendor are interest-free and unsecured. As of September 30, 1997, the final installment was satisfied by offsetting the cost of beauty products purchased by the Group from the Vendor.

The Vendor has also agreed to bear all custom duty and sales taxes in connection with beauty products sold to the Group and imported into and sold in the PRC by the Group which were estimated to be approximately HK$1,396 and HK$7,544 as of December 31, 1995 and 1996 respectively. The estimated custom duty and sales tax liabilities have been included in "Taxes other than income" with a corresponding Receivable from the Vendor being recorded in "Trade Receivable" in the accompanying balance sheet. The Vender agreed to settle the balances when the corresponding custom duty and sales taxes are paid by the Group.

------------------------------

(b) Corporate beauty packages receivables:

During 1996, two Operating Subsidiaries, Regent and Jade Regal, entered into several agreements with a third party company ("the Package Subscriber") for sales of corporate beauty packages ("the Packages") at a consideration of approximately HK$6,900. The Packages were given away or resold by the Package Subscriber to its customers ("the ultimate users") for beauty treatments performed at the Fitness Centres of the Shanghai and Dalian JVs. Pursuant to the agreements, non-refundable redemption letters for each beauty treatment with prescribed expiry dates within one year of the date of the letters were issued by Regent and Jade Regal to the Package Subscriber which allowed the ultimate users to redeem the Packages at the Centres. As of December 31, 1996, approximately HK$6,800 of the Packages had either been redeemed by the ultimate customers or had expired without being redeemed. This amount has been included as Beauty Treatment revenue in the consolidated income statement of the Group for the year ended December 3l, 1996.

Similar arrangements have been made between Physical HK and the Vendor mentioned in (a) above. Please refer to Note 6(a) for details.

On September 30, 1996, Regent and Jade Regal entered into an agreement with the Package Subscriber for the settlement of the outstanding balances by three installments from December 3l, 1996 to June 3O, l997. The first installment of HK$2,000 due on December 31, 1996 was settled by a deposit paid on behalf of the Group to a contractor for the decoration of the new premises for a Fitness Centre in Hong Kong. The second installment of HK$2,000 due on March 31, 1997 was settled in cash and the final installment of HK$2,854 due on June 30, 1997 was also settled in cash in November, 1997.


6.   RELATED PARTY TRANSACTIONS
-------------------------------

The Group had the following transactions with related companies:


                                  ----------------------------------
                                               Three months ended
                                  ----------------------------------
                                    December      March     March
                                       31,         31,        31,
                                      1996        1996       1997
                                  ----------------------------------
                                        HK$        HK$        HK$
                                               (unaudited)(unaudited)
Rental of a director's                 636         151        156
  quarters
Purchase of cosmetics and
   beauty products                       -           -          -
Purchase of beauty and
   fitness equipment                     -           -          -
Sales of beauty and fitness
  equipment                            793           -          -
Purchase rebate received                 -           -          -
Management fee received                 12           -


Certain general and administrative expenses incurred by the Group companies during the relevant periods on behalf of the related companies were reimbursed by the respective related companies at cost.

----------------------------------------

The Principal Shareholders of the Group had beneficial interests in all the aforementioned related companies or the shareholders of the related companies were related to the Principal Shareholders.

The Group made certain advances to the Shareholder during the years. The balance due the Group at December 31, 1996 was HK$16,451 including interest. Under an agreement with the Group the Shareholder has pledged 1,500,000 shares of the Company Stock as collateral. The loan was segregated into current and non-current based on the loan repayment schedule.


7.   SHORT-TERM BANK LOANS
--------------------------
The short-term bank loans are secured and repayable within one year. Please refer to Note 7 for details of security for such facilities.

Supplemental information with respect to the short-term bank loans was as follows:


                                                    Year Ended           Year Ended
                                                   December 31,         December 31,
                                               -------------------- --------------------
                                                      1995                  1996

Maximum amount outstanding during the
period/year/year                                    HK$5,156              HK$5,626

Average amount outstanding during the
period/year/year                                    HK$3,911              HK$4,517

Weighted average interest rate at the end of
the period/year/year                                   11%                  11%

Weighted average interest rate during the
period/year/ year                                      11%                   9%



8.       LONG-TERM BANK LOANS
-----------------------------

Long-term bank loans bear interest at 11% p.a. on the outstanding balances. As of December 31, 1996, the loans are repayable HK$1,827 in 1997 and HK$240 in 1998.


As of December 31, 1996, the Group had various banking facilities available from financial institutions amounting to approximately HK$21,953. These facilities were secured by:

(i)   leasehold property in Hong Kong owned by Evergrowth;

(ii) leasehold property in Hong Kong owned by relatives of the Principal Shareholders;

(iii) leasehold property in Hong Kong owned by a related company;

(iv)  personal guarantees from the Principal Shareholders and their relatives;
      and

(v)   joint and several guarantees for $13,248 from the Principal Shareholders.

9.       PROVISION FOR INCOME TAXES
-----------------------------------

Hong Kong profits tax was provided at 16.5% on the assessable profits of Physical HK.

Enterprise income tax was provided at 33% on the assessable income of the Shanghai and Dalian JVs in accordance with the relevant tax regulations of the PRC.

The other BVI and Hong Kong Operating Subsidiaries, except Physical HK, did not provide for any income taxes during the years as they did not have any assessable income.

The combined tax provision for the year ended December 31, 1995 was currently payable. For the years ended December 31, 1996, HK$6,946 was currently payable and HK$1,753 was deferred.

The reconciliation of the effective income tax rate based on income before income taxes and minority interests stated in the consolidated statements of income to the statutory income tax rate in Hong Kong, the PRC and the BVI is as follows:

                                                          Year Ended
                                                          December 31,
                                                   ----------------------------
                                                       1995            1996
                                                   ------------    ------------

Weighted average statutory tax rate                      17.0%           17.1%

Permanent differences
-Non-deductible expenses                                  -               -

Timing differences for which no benefit has
been recognized due to establishment of
valuation allowance
-Restatement of deferred income                           0.9%            -

Timing differences which give rise to the
provision of deferred taxation
-Accelerated depreciation allowances on fixed
assets                                                    -               7.1%
-Restatement of deferred income                           -               1.6%
Others                                                    0.1%            -
                                                   ------------    ------------

Effective tax rate                                       18.0%           25.8%
                                                   ============    ============

9.       PROVISION FOR INCOME TAXES  (CONT'D)
-----------------------------------

The tax impact of temporary differences between financial and taxable income that give rise to deferred tax (assets) liabilities are principally related to the following:

                                                             Year Ended
                                                            December 31,
                                                   ----------------------------
                                                       1995             1996
                                                   ------------    ------------
                                                       HK$             HK$

Accelerated depreciation allowances
On fixed assets in Hong Kong                             2,180           1,753

Restatement of deferred fitness and
Beauty income                                           (2,393)           (302)

Valuation allowance for deferred tax assets                213               -
                                                   ------------    ------------

Total                                                        -           1,451
                                                   ============    ============


10.       OBLIGATIONS AND COMMITMENTS
-------------------------------------

As of December 31, 1996, the Group had the following obligations and commitments:

a.       Operating Leases
         ----------------

         Physical HK and the Shanghai and Dalian JVs lease the premises of their Fitness Centres. The total amount of lease commitments as of December 31, 1996 amounted to HK$151,209 payable as follows:

                                                                    Year Ended
                                                                   December 31,
                                                                       1996
                                                                  -------------
                                                                       HK$

        Payable during the following period:
          Within one year                                               29,701
          Over one year but not exceeding two years                     24,958
          Over two years but not exceeding three years                  23,975
          Over three years but not exceeding four years                 17,747
          Over four years but not exceeding five years                  16,846
          Thereafter                                                    37,982
                                                                  -------------

        Total lease commitments                                        151,209
                                                                  =============

-----------------------------------

b.       Obligations Under Finance Leases
         --------------------------------

         Physical HK leases fitness equipment and motor vehicles under several finance leases with lease terms extending from 1994 to 1999. The scheduled future minimum lease payments as of December 31, 1996 were as follows:

                                                                          Year Ended
                                                                         December 31,
                                                                        -------------
                                                                             1996
                                                                        ------------
                                                                            HK$
        Payable during the following period:
          Within one year                                                     2,641
          Over one year but not exceeding two years                           1,934
          Over two years but not exceeding three years                           58
          Over three years but not exceeding four years & thereafter              -
                                                                        ------------
        Total minimum lease payments                                          4,633

        (Less) : amount representing interest                                  (678)
                                                                        ------------

        Present value of net minimum lease payments                           3,955
                                                                        ============


c.       Loans From Third Parties
         ------------------------

         Pursuant to five separate loan agreements entered into between Physical HK and five third party lenders ("the Lenders") in 1995 and 1996, Physical HK borrowed a sum of approximately US$1,800 (HK$13,916) ("the Loans") from the Lenders. The Loans are fully repayable in 1997 or 1998, twenty-four months after the drawdown dates ("the Loan Periods").


d.       Capital Commitments
         -------------------

         As of December 31, 1996, the Group had outstanding capital commitments in relation to the purchase of fitness equipment, vehicles and leasehold improvements of new Fitness Centres of approximately HK$33,615.

11.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
----------------------------------------------------------

                                                   Year Ended
                                                   December 31,
                                         ---------------------------------
                                             1995                1996
                                         --------------     --------------
                                              HK$                HK$

         Cash paid for:
         Interest expense                        1,158               841
         Income taxes                            2,415             3,238



12.      OTHER SUPPLEMENTAL INFORMATION
---------------------------------------

The following items are included in the consolidated statements of income:

                                                    Year Ended
                                                   December 31,
                                         ---------------------------------
                                              1995               1996
                                         --------------     --------------
                                              HK$                HK$

Foreign exchange gain                              109                  1
Interest expense on finance leases                  20                210
Interest expense on
Overdrafts and bank loans                        1,138                631
Interest expense on loans
from third parties                                   -                  -
Interest income                                      1                  2
Sales taxes                                        504              1,216
Rental expenses under operating
leases                                          18,250             21,185

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


              PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 THE 1995 ACT SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD - LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD - LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD - LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.


Overview of Company's Business:
-------------------------------

         The Company, through its predecessor companies and its subsidiaries, has been an established commercial operator of fitness and spa centers in Hong Kong and China since 1986 (see "Company - History"). The Company currently operates nine facilities: six in Hong Kong and three in China. Management believes that the Company is one of the top providers of fitness facilities and spa and beauty treatment services in Hong Kong and China, with approximately 55,000 members. The Company offers to its customers, at each location, access to a wide range of U.S.- styled fitness and spa services.

         The Company was incorporated on September 21, 1988 in the state of Delaware under the name of "Foreclosed Realty Exchange, Inc", a development stage company seeking acquisitions with no material assets or liabilities. Prior to acquisition of Physical Beauty & Fitness Holdings Limited, a British Virgin Islands corporation ("Physical Limited"), the Company had no revenue producing operations, but planned to enter into joint ventures and/or acquisitions originally in the area of real estate, to expand its operations. In October, 1996, the Company closed a transaction with Ngai Keung Luk (Serleo), a 100% shareholder of Physical Limited, whereby the Company entered into a Share Exchange Agreement with Ngai Keung Luk (Serleo), pursuant to which the Company issued 8,000,000 shares of its Common Stock to Ngai Keung Luk (Serleo) in exchange for all of the outstanding shares of Physical Limited (the "Closing"). At the Closing, the then current management of the Company resigned and was replaced by the current management of the Company. See "Management."

         The Company derives its revenues from two main lines of business: fitness and spa services. The revenues derived from fitness services steadily increased from HK$28,075,000 (US$3,623,000) in the fiscal year ended December 31, 1995 to HK$39,054,000 (US$5,039,000) in the fiscal year ended December 31, 1996. The revenue from beauty treatment also increased steadily from HK$53,059,000 (US$6,846,000) in the year ended December 31, 1995 to
HK$72,260,000 (US$9,324,000) in the fiscal year ended December 31, 1996. The increase in total operating revenues in fiscal 1996 amounted to 33%.

RESULTS OF OPERATIONS

        The Company's revenues are derived from its two main lines of business of fitness and spa services in three principal ways: sale of memberships to fitness facilities, monthly membership fees and the sale of beauty treatments . The sale of beauty products and exercise clothing also contributes an insignificant amount to the total revenues. In respect to fitness services, customers are invited to join as a member at a fee currently set at HK$1,500(US$194) for one person. (A current promotion allows two people for joining fee of HK$1,000 (US$129) each). A monthly subscription fee of HK$299 (US$39) is charged to each customer for the usage of the fitness center and spa area.

        In respect to beauty treatments, the customers may purchase single treatments, or in packages of ten or more treatments, with quantity discounts available. There is a wide range of beauty treatments available at prices ranging from HK$200 (US$26) to HK$3,000 (US$388).

        The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.


RESULTS OF OPERATIONS
We should put numbers here instead of %

                                                    Three Months Ended
                                                    -----------------
                                                       March 31,
                                                       -------------
                                                    1996         1997
                                                    ----         ----

Operating Revenues                                  100.00%     100.00%
Total operating expenses                             80.58%      96.85%
Operating income                                     19.42%       3.15%
Income before income taxes and minority interests    18.53%       2.22%
Provision for income and deferred taxes               6.01%       1.77%
Minority interests                                    1.11%       0.33%
Net income                                           11.41%       0.12%
                                                    =======    ========


THREE MONTHS ENDED MARCH 31, 1997 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 1996 (UNAUDITED).
--------------------------------------------------------------------------------

        OPERATING REVENUES. The Company's operating revenues achieved a moderate growth in the first three months of 1997 as compared to the first three months of 1996. Operating revenues for the first three months of 1997 totaled HK$23,940,000 (US$3,089,000) compared to HK$23,011,000 (US$2,969,000) in the first three months of 1996, representing an increase of 4%. Operating revenues derived by the Company's fitness services increased 45% to HK$9,843,000 (US$1,270,000) compared to HK$6,809,000 (US$879,000) in the first three months of 1996. Fitness revenues as a percentage of total revenues were 41% in the first three months of 1997 as compared to 30% in the first three months of 1996.

        Operating revenues from the Company's beauty treatment business totaled HK$14,075,000 (US$1,816,000) compared to HK$15,051,000 (US$1,942,000) in the first three months of 1996, representing a decrease of 6%. This was mainly due to the Company's focus on the fitness business during that period of time, which resulted from the relocation of the Company's two largest centers in Hong Kong to larger locations and Company's advertising of such relocation and new premises. The Company also advertised the change in its membership system, which drew more attention to the fitness business. Beauty treatment revenues as a percentage of total revenues were 59% in the first three months of 1997 as compared to 65% in the first three months of 1996.

        OPERATING EXPENSES. The Company's operating expenses for the first three months of 1997 totaled HK$23,185,000 (US$2,991,000) compared to HK$18,543,000
(US$2,393,000) in the first three months of 1996, representing an increase of 25%. This reflects the additional costs incurred by the Company in following its business expansion plan.

        TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first three months of 1997 resulted in an increase of HK$20,000 (US$3,000) compared to the total non-operating expenses of HK$204,000 (US$26,000) in the first three months of 1996.

        PROVISION FOR INCOME TAXES. Provision for income taxes for the first three months of 1997 totaled HK$423,000 (US$55,000) compared to HK$1,382,000 (US$178,000) in the first three months of 1996, representing a decrease of 69%. The effective tax rate of operating income was 80% and 32% respectively. The increase in the effective tax rate of operating income was mainly due to a lower income base which was offset by the tax loss companies.

        NET INCOME. The Company's net income for the first three months of 1997 totaled HK$28,000 (US$4,000) compared to HK$2,626,000 (US$339,000) for the first three months of 1996, representing a decrease of 99%. This was mainly due to an increase in operating expenses in association with the two enhanced facilities which would open in Mid-1997.


LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, loans from third parties (outside investors ) and minority shareholders of subsidiaries, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions. See Notes to Financial Statements (Note 6 "Related Party Transactions"; Note 7 "Short Term Bank Loans"; Note 8 "Long Term Bank Loans"; and Note 10(c) "Obligations and Commitments").

        Cash and cash equivalent balances for the respective periods ended March 31, 1997 and December 31, 1996 were HK$2,270,000 (US$293,000) and HK$2,509,000
(US$324,000), while total indebtedness at March 31, 1997 was HK$45,463,000 (US$5,866,000) and HK$30,725,000 (US$3,966,000) at December 31,
1996.

        Net cash provided by operating activities were HK$8,652,000 (US$1,114,000) and HK$10,697,000 (US$1,381,000) for Fiscal Year 1996, and the
three-month period ended March 31, 1997, respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$13,113,000 (US$1,690,000), and HK$19,245,000 (US$2,484,000) for Fiscal Year 1996 and the three-month period ended March 31, 1997, primarily as a result of expenditures for property, plant and equipment. Net cash provided by financing activities, which mainly include proceeds from bank loans, net interest and net repayment, were HK$6,048,000 (US$781,000), and HK$8,282,000 (US$1,068,000) in Fiscal Year 1996 and the
three-month period ended March 31, 1997.

        The Company obtained a term loan in the amount of HK$1,000,000 (US$129,000) at an interest rate of 10.5% per annum from Shanghai Commercial Bank Limited in Fiscal Year 1996 in connection with payment of rental deposits for the new Causeway Bay center (relocation of an existing center). This loan is secured by leasehold property in Hong Kong owned by relatives of Mr. Luk and is repayable in one lump sum on November 6, 1997. No consideration has been paid by the Company for such security. As of September 30, 1997, the outstanding principal amount of this loan was HK$1,000,000 (US$129,000). The Company has negotiated with the bank to replace the loan with a new loan which is to be repaid by sixty (60) equal monthly installment payments commencing November, 1997.

        The Company entered into a capital lease agreement with East Asia Finance Company Limited in April, 1996 for the purchase of exercise equipment in the amount of HK$1,759,200 (US$227,000) for the Dalian, China, center . The lease is repayable in thirty six (36) monthly installments, commencing April, 1996 at an interest rate of 6.75% per annum. In addition, the Company secured a loan of HK$3,168,000 (US$409,000) from Dao Heng Finance in August 1996 for the equipment for a proposed new center in Zhongshan, China, however, the loan was fully repaid in February 1997. In March, 1997 the Company entered into a capital lease agreement with the Hongkong and Shanghai Banking Corporation Limited for the purchase of exercise equipment in the amount of HK$7,432,320 (US$959,000) for the centers in Hong Kong. The lease is repayable in sixty (60) monthly installments, commencing April, 1997 at an interest rate of 10.75% per annum. In May, 1997 the Company entered into a capital lease agreement with East Asia Finance Company, Limited for the purchase of exercise equipment in the amount of HK$7,742,000 (US$999,000) for the Hong Kong centers. The lease is repayable in thirty (30) monthly installments, commencing May, 1997 at an interest rate of 6.5% per annum.

        The Company has revolving lines of credit with four banks - The Kwangtung Provincial Bank (at an interest rate of 10.75%), Dao Heng Bank (at an interest rate of 10.75%), Shanghai Commercial Bank Limited (at interest rates of 11.5% and 12.25%) and Hongkong and Shanghai Banking Corporation Limited (at an interest rate of 11%). As of March 31, 1997, the Company fully utilized these revolving lines of credit. The Company draws down from the lines of credit primarily for general working capital purposes. The lines of credit contain covenants requiring the maintenance of minimum net worth.

        Consistent with the general practice of the fitness and spa industry, the Company receives prepaid memberships to fitness facilities, which are non-refundable, and spa treatment dues from its customers. This practice creates working capital that the Company generally utilizes for working capital purposes. However, the unused portion of the pre-paid membership and spa treatment dues is characterized as deferred income, a current liability, for accounting purposes.

The Company's trade receivable balance at March 31, 1997, was HK$12,544,000 (US$1,619,000). The Company has never experienced any significant problems with collection of accounts receivable from its customers.

        Capital expenditure for Fiscal Year 1996, and the three-month period ended March 31, 1997, were HK$13,113,000 (US$1,690,000) and HK$19,245,000
(US$2,484,000) respectively. The Company believes that cash flow generated from its operations, the proceeds from this Offering and its existing credit facilities should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 18 months.

        YEAR 2000 DISCLOSURE

         The Company is undergoing a system redevelopment project to improve the efficiency of the system with respect to changing its computer programs to properly identify a year in the year field. The cost of such new system is estimated to be HK$800,000 (US$103,000) and the implementation time is expected to be within one year commencing early 1998. The Company has already obtained an estimate of the cost from the software service company, and in the opinion of the Management such cost can be controlled as proposed. The Company expects to incurr the following maintenance charges for the new system:

        1997                 HK$120,000 (US$15,500)
        1998                 HK$ 96,000 (US$12,400)
        1999 and onwards     HK$ 64,000 (US$8,300)

The Company believes that the estimated cost of the new system should not have a significant impact on the cash flow of the Company.

PART II - OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS

             NONE

ITEM 2   -   CHANGES IN SECURITIES

             NONE

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES

             NONE

ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS

             NONE

ITEM 5   -   OTHER INFORMATION

             NONE

ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K

             The Company did not file reports on FORM 8-K during the quarter ending March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   PHYSICAL SPA & FITNESS, INC.
                                    (Registrant)

Date: June 30, 1999                 /S/ Ngai Keung Luk
                                    ----------------------------------
                                    Ngai Keung Luk, Chairman and
                                    Chief Executive Officer


Date: June 30, 1999                 /S/ Robert Chui
                                    ----------------------------------
                                    Robert Chui,
                                    Chief Financial Officer