Form 10QSB
period 1997-06-30
PHYSICAL SPA & FITNESS INC
filed 1999-06-30
CIK 1048055

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

[ ] TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ______________ TO ________________

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


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                              YES          NO   X
                                  ----        ----

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----


PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Condensed Statements of Income (unaudited) for
the three and six months ended June 30, 1996 and 1997                      3

Consolidated Condensed Balance Sheets (unaudited) at
December 31, 1996 and June 30, 1997                                        4

Consolidated Condensed Statements of Cash Flows (unaudited)
for the six months ended June 30, 1996 and 1997                            5

Notes to Consolidated Condensed Financial Statements
(unaudited) for the six months ended June 30, 1996 and
1997                                                                     6-28


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS                                                               29-32


PART II - OTHER INFORMATION

ITEM 1   - LEGAL PROCEEDINGS                                                33

ITEM 2   - CHANGES IN SECURITIES                                            33

ITEM 3   - DEFAULTS UPON SENIOR SECURITIES                                  33

ITEM 4   - SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS                                                 33

ITEM 5   - OTHER INFORMATION                                                33

ITEM 6   - EXHIBITS AND REPORTS ON FORM 8-K                                 33


                 PHYSICAL SPA & FITNESS, INC., AND SUBSIDIARIES
                   ------------------------------------------
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
             -------------------------------------------------------
                   THREE MONTHS AND SIX MONTHS ENDED JUNE 30,
               1996 AND 1997 (AMOUNTS IN THOUSANDS, EXCEPT NUMBER
                         OF SHARES AND PER SHARE DATA )


                                            THREE MONTHS ENDED JUNE 30             SIX MONTHS ENDED JUNE 30
                                           1996        1997        1997          1996        1997         1997
                                        ----------  ----------  ----------    ----------  ----------  ----------
                                            HK$         HK$         US$           HK$         HK$          US$

Operating Revenues
Fitness service                            10,008      21,006       2,711        16,817      30,849       3,981
Beauty treatments                          20,500      20,958       2,704        35,551      35,033       4,520
  Others                                      657          41           5         1,808          63           8
                                        ----------  ----------  ----------    ----------  ----------  ----------

Total operating revenues                   31,165      42,005       5,420        54,176      65,945       8,509
                                        ----------  ----------  ----------    ----------  ----------  ----------

Operating Expenses
Salaries and commissions                    5,429       8,534       1,101        10,914      16,083       2,075
Rent and related expenses                   5,418       6,894         890        10,313      13,108       1,692
Depreciation                                2,907       3,202         413         5,499       6,091         786
Other selling and administrative
expenses                                    8,257       7,785       1,005        13,828      14,318       1,847
                                        ----------  ----------  ----------    ----------  ----------  ----------

Total operating expenses                   22,011      26,415       3,409        40,554      49,600       6,400
                                        ----------  ----------  ----------    ----------  ----------  ----------

Income from operations                      9,154      15,590       2,011        13,622      16,345       2,109
                                        ----------  ----------  ----------    ----------  ----------  ----------

Non-operating (income) expenses

Other (income), net                          (200)     (1,052)       (136)         (389)     (1,254)       (162)
Interest expenses                             (16)        823         106           377       1,249         161
                                        ----------  ----------  ----------    ----------  ----------  ----------


Total non-operating (income) expenses        (216)       (229)        (30)          (12)         (5)         (1)
                                        ----------  ----------  ----------    ----------  ----------  ----------

Income before income taxes and
minority interests                          9,370      15,819       2,041        13,634      16,350       2,110

Provision for income taxes                  2,761       2,923         377         4,143       3,346         432
                                        ----------  ----------  ----------    ----------  ----------  ----------

Income before minority interests            6,609      12,896       1,664         9,491      13,004       1,678

Minority interests                            509       1,134         146           765       1,214         157
                                        ----------  ----------  ----------    ----------  ----------  ----------

Net income                                  6,100      11,762       1,518         8,726      11,790       1,521
                                        ==========  ==========  ==========    ==========  ==========  ==========

Earnings per common share                    0.61        1.18        0.15          0.87        1.18        0.15
                                        ==========  ==========  ==========    ==========  ==========  ==========

Number of shares outstanding (in
thousands)                                 10,000      10,000      10,000        10,000      10,000      10,000
                                        ==========  ==========  ==========    ==========  ==========  ==========


Translation of amounts from Hong Kong Dollars ("HK$") into United
States Dollars ("US$") for the convenience of the reader has been made at the exchange rate quoted by the Asian Wall Street Journal on March 31, 1998 of US$1.00 = HK$7.75. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 1998 or at any other certain rate.


                 PHYSICAL SPA & FITNESS, INC., AND SUBSIDIARIES
                   ------------------------------------------
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                -------------------------------------------------
                       DECEMBER 31, 1996 AND JUNE 30, 1997
       (AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)


                                                   December 31,
                                                       1996          June 30, 1997
                                                   ------------  ---------------------
                                                         HK$          HK$        US$
  ASSETS                                                         (Unaudited)(Unaudited)

Current assets
Cash and cash equivalents                               2,509        2,174        280
Trade receivables                                      14,820       14,086      1,817
Rental and utility deposits                             4,735        7,781      1,004
Prepayments to vendors and suppliers and other
current assets                                         11,808        7,577        978
Inventories                                             6,456        6,137        792
Due from related companies                              1,986          341         44
Due from a shareholder - current portion                5,566        9,538      1,231
                                                    ----------   ---------- ----------
Total current assets                                   47,880       47,634      6,146
                                                    ----------   ---------- ----------

Due from a shareholder - non-current portion           10,885        6,712        866
Prepayments for construction-in-progress               12,011       28,866      3,725
Property, plant and equipment, net                     46,917       68,917      8,893
                                                    ----------   ---------- ----------

Total assets                                          117,693      152,129     19,630
                                                    ==========   ========== ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Short-term bank loans                                   5,627        6,968        899
Long-term bank loans - current portion                  1,827        7,468        964
Accounts payable and accrued expenses                   8,317        6,289        812
Obligations under finance leases- current portion       2,257        4,909        633
Deferred income                                        22,042       23,796      3,071
Income taxes payable                                   14,752       13,789      1,779
Taxes other than income                                 9,257        9,302      1,200
                                                    ----------   ---------- ----------

Total current liabilities                              64,079       72,521      9,358
                                                    ----------   ---------- ----------

Long-term bank loans                                      240        3,894        502
Long-term loans from third parties                     13,916       13,916      1,796
Loans from minority shareholders of subsidiaries        5,160        5,160        666
Obligations under finance leases - non current
portion                                                 1,698       10,333      1,333
Deferred taxation                                       1,451        2,120        273
Minority interests                                      4,857        6,074        784

Shareholders' equity:

Common stock, par value US$ 0.001 each, 100
million shares authorized; 10 million shares
outstanding                                                78           78         10
Cumulative translation adjustment                          72          101         13
Retained earnings                                      26,142       37,932      4,895
                                                    ----------   ---------- ----------

Total shareholders' equity                             26,292       38,111      4,918
                                                    ----------   ---------- ----------

Total liabilities and shareholders' equity            117,693      152,129     19,630
                                                    ==========   ========== ==========


Translation of amounts from Hong Kong Dollars ("HK$") into United States
Dollars ("US$") for the convenience of the reader has been made at the exchange rate quoted by the Asian Wall Street Journal on March 31, 1998 of US$1.00 = HK$7.75. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 1998 or at any other certain rate.


                 PHYSICAL SPA & FITNESS, INC., AND SUBSIDIARIES
                   ------------------------------------------
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
           -----------------------------------------------------------
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                             (Amounts in thousands)

                                                  1996              1997
                                               ----------  ----------------------
                                                   HK$        HK$          US$
Cash flows from operating activities:

Net income                                         8,726      11,790       1,521

Adjustments to reconcile net income to net
cash provided by operating activities:
Minority interests                                   765       1,214         157
Depreciation                                       5,499       6,091         786
Loss (Gain) on disposal of fixed assets                1          (3)         (1)

(Increase) Decrease in assets:
Trade receivables                                    612         734          95
Deposits, prepayments and other current assets       813       1,185         153
Inventories                                       (1,137)        319          41
Due from related companies                        (1,288)      1,645         212

Increase (Decrease) in liabilities:
Accounts payable and accrued expenses               (274)     (2,028)       (262)
Deferred income                                    5,040       1,754         226
Income taxes payable                               2,871        (963)       (124)
Taxes other than income                              532          45           6
Deferred taxation                                    877         669          86
                                               ----------  ----------  ----------

Net cash provided by operating activities         23,037      22,452       2,896
                                               ----------  ----------  ----------

Cash flows from investing activities:
Prepayments for construction-in-progress               -     (16,855)     (2,175)
Acquisition of property, plant and equipment     (11,856)    (11,912)     (1,537)
Sales proceeds from disposal of  property,
plant and equipment                                    -           3           1
                                               ----------  ----------  ----------

Net cash used in investing activities            (11,856)    (28,764)     (3,711)
                                               ----------  ----------  ----------

Cash flows from financing activities
(Settlement) Proceeds of short-term bank loans     3,543       1,341         173
Decrease (Increase) in due from a shareholder    (10,785)        201          26
Payment of dividends to a shareholders                 -           -           -
Payment of dividend to minority shareholders           -           -           -
Proceeds from long-term bank loans                     -      10,000       1,290
Repayment of long-term bank loans                 (3,610)       (706)        (91)
Proceeds from (Settlement of) long-term
loans from third parties                           1,159           -           -
Capital element of finance lease rental payments    (280)     (4,888)       (631)
Capital contribution of the Chinese joint
venture partner into a joint venture                 911           -           -
Repayment of loans from minority
shareholders of subsidiaries                           -           -           -
                                               ----------  ----------  ----------

Net cash provided by (used in) provided by
financing activities                              (9,062)      5,948         767
                                               ----------  ----------  ----------

Net increase (decrease) in cash and cash
equivalents                                        2,119        (364)        (48)

Cash and cash equivalents, at beginning of year      901       2,509         324

Cumulative translation adjustments                    70          29           4
                                               ----------  ----------  ----------

Cash and cash equivalents, at end of year          3,090       2,174         280
                                               ==========  ==========  ==========



Translation of amounts from Hong Kong Dollars ("HK$") into United
States Dollars ("US$") for the convenience of the reader has been made at the exchange rate quoted by the Asian Wall Street Journal on March 31, 1998 of US$1.00 = HK$7.75. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 1998 or at any other certain rate.

                 PHYSICAL SPA & FITNESS, INC., AND SUBSIDIARIES
                   ------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)
                                   -----------

The accompanying notes are an integral part of these financial statements. PHYSICAL SPA & FITNESS, INC., AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts expressed in United States dollars unless otherwise stated)

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES
------------------------------------------

Physical Spa & Fitness Inc. ("the Company") was incorporated on September 21, 1988 under the laws of the United States of America under the name of Foreclosed Realty Exchange Inc. The Company was incorporated with a share capital of 100 million common shares with par value of US$0.001 each. 10 million common shares were issued and outstanding as of June 30, 1997. The Company is a U.S. public company listed on the National Association of Securities Dealers Bulletin Board.

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

Pursuant to a Share Exchange Agreement entered into between the Company and Physical Holdings on August 8, 1996, the Shareholder transferred his controlling interest, in the outstanding stock, of Physical Holdings in exchange for 80% of the outstanding stock of the Company. The transaction was completed on October 21, 1996 when the Company became the ultimate holding company of Physical Holdings and the Operating Subsidiaries. As part of the above transaction, certain shareholders of the Company also transferred 990,000 common shares to Goodchild Investments Limited ("Goodchild"). Accordingly, the Shareholder and Goodchild became the major shareholders of the Company. In February, 1998, Goodchild sold all of its shares of common stock of the Company.

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


                                              INTERESTS      TERM OF
                                   TYPE OF     OWNED BY        THE                         PROFIT SHARING ARRANGEMENT
NAME OF THE                         JOINT        THE          JOINT     REGISTERED         FOREIGN   CHINESE
JOINT VENTURE         LOCATION     VENTURE      GROUP        VENTURE      CAPITAL          PARTNER   PARTNER

Shanghai              Huangpu      Co-          88.5%        10 years     Originally       See next page
Physical Ladies'      and          operating                              US$1,000 in
Club Co., ltd.        Hongqiao,                                           cash and
("Shanghai JV")       Shanghai                                            increased
                                                                          to US$2,000
                                                                          in cash in 1995

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

---------------------------------------------------

Zhongshan JV
------------

Similar to the Shenzhen JV, both joint venture partners have not yet fulfilled their required capital contribution obligations within the specified time limit. The joint venture partners are in the process of applying for extension of such time limits from the relevant authorities.

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


4.   PROPERTY, PLANT AND EQUIPMENT
----------------------------------


                                                Year Ended
                                               December 31,
                                       --------------------------
                                           1995          1996
                                       ------------  ------------
                                            HK$           HK$


Land and buildings                           2,550         3,137
Leasehold improvements                      32,282        40,143
Machinery and equipment                     29,511        37,995
Furniture and fixtures                       6,421         6,368
Computers                                    1,456         1,586
Motor vehicles                                 725           728
Less: Accumulated depreciation             (31,814)      (43,040)
                                       ------------  ------------

Net book value                              41,131        46,917
                                       ============  ============



As of December 31, 1996, the cost and accumulated depreciation of fixed assets held under finance leases amounted to approximately HK$4,927 and HK$132 respectively.

5.   TRADE RECEIVABLES
----------------------


Trade receivables comprised the following items:

                                                Year Ended
                                               December 31,
                                       --------------------------
                                           1995          1996
                                       ------------  ------------
                                            HK$           HK$


Balances with a beauty product vendor        7,691         9,641
Corporate beauty package receivables             -         4,854
Others                                         937           325
                                       ------------  ------------

                                             8,628        14,820
                                       ============  ============


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

The Vendor has also agreed to bear all custom duty and sales taxes in connection with beauty products sold to the Group and imported into and sold in the PRC by the Group which were estimated to be approximately HK$1,396 and HK$7,544 as of December 31, 1995 and 1996. The estimated custom duty and sales tax liabilities have been included in "Taxes other than income" with a corresponding Receivable from the Vendor being recorded in "Trade Receivable" in the accompanying balance sheet. The Vender agreed to settle the balances when the corresponding custom duty and sales taxes are paid by the Group.

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


6.   RELATED PARTY TRANSACTIONS
-------------------------------
The Group had the following transactions with related companies:


                                                         Year Ended
                                              -------------------------------
                                                  1995               1996
                                              -------------     -------------
                                                    HK$                HK$

Rental of a director's quarters                        540               636
Purchase of cosmetics and beauty products            2,246                 -
Purchase of beauty and fitness equipment               898                 -
Sales of beauty and fitness equipment                1,367               793
Prepayments for equipment related to
construction-in-progress                                 -             3,961
Purchase rebate received                             1,208                 -
Management fee received                                 10                12


Certain general and administrative expenses incurred by the Group companies during the relevant years on behalf of the related companies were reimbursed by the respective related companies at cost.

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

7.   SHORT-TERM BANK LOANS
--------------------------

The short-term bank loans are secured and repayable within one year. Please refer to Note 8 for details of security for such facilities.

Supplemental information with respect to the short-term bank loans was as follows:

                                                Year Ended
                                               December 31,
                                       --------------------------
                                           1995          1996
                                       ------------  ------------


Maximum amount outstanding
   during the year/period                 HK$5,156      HK$5,626

Average amount outstanding
   during the year/period                 HK$3,911      HK$4,517

Weighted average interest rate
   at the end of the year/period               11%           11%

Weighted average interest rate
   during the year/period                      11%            9%



8.   LONG-TERM BANK LOANS
-------------------------

Long-term bank loans bear interest at 11.25% on the outstanding balance as of December 31, 1996. The loans are repayable as follows:

                                                         Year
                                                        Ended
                                                     December 31,
                                                     --------------
                                                         1996
                                                     ------------

                                                           HK$
Payable during the following period:
  Within one year                                          1,827
  Over one year but not exceeding two years                  240
  Over two years but not exceeding three years                 -
  Over three years but not exceeding four years                -
  Over four years but not exceeding five years                 -
                                                     ------------
  Total                                                    2,067
                                                     ============

9.   PROVISION FOR INCOME TAXES
-------------------------------
Hong Kong profits tax was provided at 16.5% on the assessable profits of Physical HK.

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
                                                   ============    ============



10.  OBLIGATIONS AND COMMITMENTS
--------------------------------

As of December 31, 1996, the Group had the following obligations and commitments:

     a.  Operating leases
     --------------------

     Physical HK and the Shanghai and Dalian JVs lease the premises of their Fitness Centres. The total amount of lease commitments as of December 31, 1996 amounted to HK$151,209 payable as follows:


                                                  December
                                                     31,
                                                    1996
                                               ------------


                                                    HK$
Payable during the following period:
  Within one year                                   29,701
  Over one year but not exceeding two years         24,958
  Over two years but not exceeding three years      23,975
  Over three years but not exceeding four years     17,747
  Over four years but not exceeding five years      16,846
  Thereafter                                        37,982
                                               ------------
Total lease commitment                             151,209
                                               ============

----------------------------------------

     b.  Obligations under finance leases
     ------------------------------------

     Physical HK leases fitness equipment and motor vehicles under several finance leases with lease terms extending from 1994 to 1999. The scheduled future minimum lease payments as of December 31, 1996 were as follows:

                                                December 31,
                                                   1996
                                               ------------

                                                      HK$
Payable during the following period:
  Within one year                                    2,641
  Over one year but not exceeding two years          1,934
  Over two years but not exceeding three years          58
  Over three years but not exceeding four years          -
  Over four years but not exceeding five years           -
  Thereafter                                             -
                                               ------------
  Total minimum lease payments                       4,633
Less: amount representing interest                     678
                                               ------------

Present value of net minimum lease payments          3,955
                                               ============


     c. Long-term loans payable and Share options to lenders
     -------------------------------------------------------

     Pursuant to five separate loan agreements entered into between Physical HK and five third party lenders ("the Lenders") in 1995 and 1996, Physical HK borrowed a sum of approximately US$1,800 (HK$13,916) ("the Loans") from the Lenders. The Loans will be fully repayable in 1998, twenty-four months after the drawdown dates ("the Loan Periods"). The Loans bear interest at three percent over the prevailing prime rate after the first eighteen months from the respective drawdown dates ("the Interest-free Period"). The effect of the Interest-free Period was not material to net income.

     According to the provisions of the same loan agreements, the Lenders were granted share purchase options ("the Options") to purchase 0.2% to 2.4% of the outstanding capital of Physical HK from the Shareholder at a value of HK$l per share during the Loan Periods. The Lenders also agreed to assign the Loans owed to them by Physical HK to the Shareholder at a value of HK$l per share once the options are exercised. There are also provisions in the agreements that the Lenders can sell the shares to the public or back to the Shareholder if the Group obtains a flotation during the Loan Periods. Up to the date of this report, the Lenders have not exercised any of the Options.

     Subsequent to September 30, 1997, Physical HK repaid the loan of US$540 (HK$4,174) to two of the five third party lenders. In addition, supplemental loan agreements ("Supplemental Agreements") were signed between Physical Hong Kong and another two of the remaining three third party lenders in November 1997. According to the Supplemental Agreements, the Lender agreed to extend the Loan Periods and abandoned their rights of above mentioned share purchase options. In return, Physical HK will pay the interest at three percent over the prevailing prime rate during the extended loan period and a lump sum amount of US$60.

----------------------------------------

     d. Capital commitments
     ----------------------

     As of December 31, 1996, the Group had outstanding capital commitments in relation to the purchase of fitness equipment and leasehold improvements of new Fitness Centres of approximately HK$33,615.


11.  RETIREMENT PLANS
---------------------

As stipulated by the regulations of the Chinese government, all of the Chinese staff of the Shanghai and Dalian JVs are entitled to an annual pension on retirement, which is equal to their basic salaries at their retirement dates. The Chinese government is responsible for the pension liability to these retired staff. The Shanghai and Dalian JVs are only required to make specified contributions to the state-sponsored retirement plan calculated at 30% of the basic salary of the staff.

12.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
------------------------------------------------------


                                                        Year ended
                                                        December 31,
                                                 --------------------------
                                                     1995          1996
                                                 ------------  ------------
                                                      HK$           HK$

Cash paid for:
   Interest expense                                    1,158           841
   Income taxes                                        2,415         3,238


13.  OTHER SUPPLEMENTAL INFORMATION
-----------------------------------

The following items are included in the consolidated statements of income.



                                       Year ended
                                      December 31,
                               --------------------------
                                   1995          1996
                               ------------  ------------
                                    HK$           HK$

Foreign exchange gain                  109             1
Interest expenses on
   finance leases                       20           210
Interest expenses on
   overdrafts and bank loans         1,138           631
Interest expenses on
   other loans                           -             -
Interest income                          1             2
Sales taxes                            504         1,216
Rental expenses under
   operating leases                 18,250        21,185

14.  DEDICATED CAPITAL
----------------------

In accordance with the relevant laws and regulations for Sino-foreign joint venture enterprises, the Shanghai and Dalian JVs maintain discretionary dedicated capital, which includes a general reserve fund, an enterprise expansion fund and a staff welfare and incentive bonus fund. The Board of Directors of the Shanghai and Dalian JVS will determine on an annual basis the amount of the annual appropriations to dedicated capital. Since their inception, the Shanghai and Dalian JVs have not made any such appropriations as they incurred losses during these periods.


15.  DISTRIBUTION OF PROFIT
---------------------------

Dividends from the Shanghai and Dalian JVs will be declared based on the profits as reported in the statutory financial statements. Such profits will be different from the amounts reported under US GAAP. Up to September 30, 1997, no distribution had been made by the Shanghai and Dalian JVs as they incurred losses during these periods.

Physical HK proposed and paid dividends of HK$32,800 for the year ended December 31, 1995 on the outstanding Common Stock. As mentioned in 6(a) and (e), dividends payable to the Shareholder in the amount of HK$29,979 were utilized to offset the balances owed by him to the Group. Dividends payable to the minority shareholders of Physical HK in the amount of HKS2,821 were assigned to the Shareholder without any consideration. They were utilized to offset the advances made by the Group to him as noted in Note 6(a).

In the opinion of management, any undistributed earnings and/or losses of Physical Holdings and the Operating Subsidiaries will be reinvested indefinitely.


16.  STOCK OPTION PLAN
----------------------

The Company has a Stock Option Plan ("the Plan") which was adopted by the Company's stockholders and its Board of Directors on April 23, 1997. Under the Plan, the Company may issue incentive stock options, non-qualified options, restricted stock grants, and stock appreciation rights to selected directors, officers, advisors and employees of the Company. A total of 375,000 shares of Common Stock of the Company are reserved for issuance under the Plan, Stock options ("the Options") may be granted as non-qualified or incentive options. Incentive stock options may not be granted at a price less than the fair market value of the stock as of the date of grant while nonqualified stock options may not be granted at a price less than 85% of the fair market value of the stock as of the date of grant. The Plan will be administered by an Option Committee ("the Committee") which is to be composed of two or more disinterested directors of the Board of Directors. The Option can be exercised during a period of time fixed by the Committee except that no option may be exercised more than ten years after the date of grant or three years after death or disability, whichever is later. As of the date of this report, no stock options have been granted by the Company.

17.  SUBSEQUENT EVENTS
----------------------

The Group made additional net advances to the Shareholder amounting to approximately HK$6,000 subsequent to December 31, 1996. The amount was repaid by the Shareholder in April, 1997.

24. RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------

In June 1997, the Financial Accounting Standards Board issued Statement No. 130,"Reporting Comprehensive Income", which is effective for financial statements issued for fiscal years beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income. Adoption of this statement is not expected to have an impact on the Company's current disclosures and presentation.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for financial statements issued for fiscal years beginning after December 15, 1997. This statement requires that public companies report certain information about their major customers, operating segments, products and services, and the geographic areas in which they operate. Adoption of this statement is not expected to have an impact on the Company's current disclosures and presentation.

In February 1998, the Financial Accounting Standards Board issued Statement No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which is effective for financial statements issued for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pension and other postretirement benefit plans. Adoption of this statement is not expected to have an impact on the Company's current operations.

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


Overview of Company's Business:
-------------------------------

         The Company, through its predecessor companies and its subsidiaries, has been an established commercial operator of fitness and spa centers in Hong Kong and China since 1986. The Company currently operates nine facilities: six in Hong Kong and three in China. Management believes that the Company is one of the top providers of fitness facilities and spa and beauty treatment services in Hong Kong and China, with approximately 55,000 members. The Company offers to its customers, at each location, access to a wide range of U.S.- styled fitness and spa services.

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

RESULTS OF OPERATION
SUMMARY FINANCIAL INFORMATION
-----------------------------



                                                         Six Months Ended
                                                         ----------------
                                                             June 30,
                                                             --------
                                                        1996           1997
                                                        ----           ----

Operating Revenues                                      100.00%        100.00%
Total operating expenses                                 74.86%         75.21%
Operating income                                         25.14%         24.79%
Income before income taxes and minority interests        25.17%         24.79%
Provision for income and deferred taxes                   7.65%          5.07%
Minority interests                                        1.41%          1.84%
Net income                                               16.11%         17.88%
                                                       ========       ========



SIX MONTHS ENDED JUNE 30, 1997 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 1996 (UNAUDITED).
--------------------------------------------------------------------------------

         OPERATING REVENUES. The Company's operating revenues enjoyed strong growth in the first six months of 1997 as compared to the first six months of 1996. Operating revenues for the first six months of 1997 totaled HK$65,945,000 (US$8,509,000) compared to HK$54,176,000 (US$6,990,000) in the first six months of 1996, representing an increase of 22%. Operating revenues derived by the Company's fitness services increased 83% to HK$30,849,000 (US$3,981,000) compared to HK$16,817,000 (US$2,170,000) in the first six months of 1996. Fitness revenues as a percentage of total revenues were 47% in the first six months of 1997 as compared to 31% in the first six months of 1996.

         Operating revenues from the Company's beauty treatment business totaled HK$35,033,000 (US$4,520,000) compared to HK$35,551,000 (US$4,587,000) in the first six months of 1996, representing a decrease of 1%. This was mainly due to the Company's focus on the fitness business during that period of time, which resulted from the relocation of the Company's two largest centers in Hong Kong to larger locations and Company's advertising of such relocation and new premises. The Company also advertised the change in its membership system, which drew more attention to the fitness business. Beauty treatment revenues as a percentage of total revenues were 53% in the first six months of 1997 as compared to 66% in the first six months of 1996.

         Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$53,495,000 (US$6,903,000), or 81% of total operating revenues in the first six months of 1997 as compared to HK$40,836,000 (US$5,269,000) or 75% of total operating revenues in the first six months of 1996.

         Operating revenues derived from the Company's China locations generated HK$12,450,000 (US$1,606,000) or 19% of total operating revenues in the first six months of 1997 as compared to HK$13,340,000 (US$1,721,000) or 25% of total operating revenues in the first six months of 1996.

         OPERATING EXPENSES. The Company's operating expenses for the first six months of 1997 totaled HK$49,600,000 (US$6,400,000) compared to HK$40,554,000
(US$5,233,000) in the first six months of 1996, representing an increase of 22%. Total operating expenses, after taking into account all corporate expenses, were effectively controlled at 75% of total operating revenue, the same level as last year. This reflects the Company benefitting from the economies of scale in connection with the expansion of its business in China.

         Operating expenses associated with the Company's Hong Kong locations were HK$40,734,000 (US$5,256,000), representing an increase of 33% as compared to HK$30,596,000 (US$3,948,000) in the first six months of 1996. Hong Kong operating expenses represented 82% of total operating expenses in the first six months of 1997 as compared to 75% of total operating expenses in the first six months of 1996. The increase in operating expenses was primarily due to inflation and additional marketing, administrative and salary costs as a result of increased revenues.

         Operating expenses associated with the Company's China locations were HK$8,866,000 (US$1,144,000), representing a decrease of 11% as compared to HK$9,958,000 (US$1,285,000) in the first six months of 1996. Operating expenses in China represented 18% of total operating expenses in the first six months of 1997 as compared to 25% of total operating expenses in the first six months of 1996.

         TOTAL NON-OPERATING EXPENSES (INCOME). Total non-operating expenses (income) for the first six months of 1997 totaled net income of HK$5,000 (US$600) compared to HK$12,000 (US$1,500) in the first six months of 1996, representing a decrease of HK$7,000 (US$900) or 58%.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the first six months of 1997 totaled HK$3,346,000 (US$432,000) compared to HK$4,143,000 (US$534,000) in the first six months of 1996, representing a decrease of 19%. The effective tax rate of operating income was 20% and 30% respectively. The decrease in the effective tax rate of operating income was due to the increasing contribution from Hong Kong operations at the income tax rate of 16.5% compared with the tax rate of 33% for China operations.

         NET INCOME. The Company's net income for the first six months of 1997 totaled HK$11,790,000 (US$1,521,000) compared to HK$8,726,000 (US$1,125,000) for the first six months of 1996, representing an increase of 35%. The net income margin in the first six months of 1997 was 18% compared to 16% in the first six months of 1996, representing an increase of 13%. The increased net income reflects intensified marketing efforts that resulted in an additional contribution from existing centers in Hong Kong and China.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, long term loans from third parties (outside investors - see Notes to Financial Statements) and minority shareholders of subsidiaries, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions.

         Short-term bank loans exceeded the cash and bank balances by HK$4,794,000 (US$619,000) and HK$3,118,000 (US$402,000) which gave rise to the negative cash and cash equivalent balances for the respective periods ended June 30, 1997 and December 31, 1996. Total indebtedness at June 30, 1997 was HK$52,648,000 (US$6,793,000) and HK$30,725,000 (US$3,965,000) at December 31,
1996.

         Net cash provided by operating activities were HK$23,037,000 (US$2,973,000) and 22,452,000 (US$2,896,000) for Fiscal Year 1996, and the
six-month period ended June 30, 1997, respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$11,856,000 (US$1,530,000) and HK$28,764,000 (US$3,711,000) for Fiscal Year 1996 and the six-month period ended June 30, 1997, primarily as a result of expenditures for property, plant and equipment. Net cash used in financing activities, which mainly include proceeds from bank loans, net interest and repayment, were HK$9,062,000 (US$1,169,000) in Fiscal Year 1996. Net cash provided by financing activities was HK$5,948,000 (US$767,000) in the six-month period ended June 30.1997.

         The Company obtained a term loan in the amount of HK$1,000,000 (US$129,000) from Shanghai Commercial Bank Limited in Fiscal Year 1996 in connection with payment of rental deposits for the new Causeway Bay center (relocation of an existing center). This loan is secured by leasehold property in Hong Kong owned by relatives of Mr. Luk and is repayable in one lump sum on November 6, 1997. No consideration has been paid by the Company for such security. As of June 30, 1997, the outstanding principal amount of this loan was HK$1,000,000 (US$129,000). The Company does not anticipate any difficulty in repaying the loan on a timely basis, regardless of the success of the Offering.

         The Company entered into a capital lease agreement with East Asia Finance Company Limited in April, 1996 for the purchase of exercise equipment in the amount of HK$1,759,200 (US$227,000) for the Dalian, China, center. The lease is repayable in thirty six (36) monthly installments, commencing April, 1996. In addition, the Company secured a loan of HK$3,168,000 (US$409,000) from Dao Heng Finance in August 1996 for the equipment for a proposed new center in Zhongshan, China, however, the loan was fully repaid in February 1997.

         The Company has revolving lines of credit with three banks - The Kwangtung Provincial Bank, Dao Heng Bank, and Shanghai Commercial Bank Limited. As of June 30, 1997, these lines of credit allow for aggregate borrowings of up to HK$4,700,000 (US$606,000). As of June 30, 1997, the Company had HK$4,000,000
(US$520,000) of loans outstanding under these revolving lines of credit. The Company draws down from the lines of credit primarily for general working capital purposes. The lines of credit contain covenants requiring the maintenance of minimum net worth.

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

         The Company's trade receivable balance at June 30, 1997, was HK$14,086,000 (US$1,817,000). The Company has never experienced any significant problems with collection of accounts receivable from its customers.

         Capital expenditure for 1996, and the six-month period ended June 30, 1997, were HK$11,856,000 (US$1,530,000) and HK$28,767,000 (US$3,712,000)
respectively. The Company believes that cash flow generated from its operations, the proceeds form this Offering and its existing credit facilities should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months.

PART II - OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS

             NONE

ITEM 2   -   CHANGES IN SECURITIES

             NONE

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES

             NONE

ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS

             The Company's shareholders approved its 1997 Stock Option Plan in April, 1997 in a written consent action by a majority shareholder.

ITEM 5   -   OTHER INFORMATION

             NONE

ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K

             NONE

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