Form 10QSB
period 1997-09-30
PHYSICAL SPA & FITNESS INC
filed 1999-06-30
CIK 1048055

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

( )   TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 333-38697

                          PHYSICAL SPA & FITNESS, INC.
           (EXACT NAME OF SMALL BUSINESS AS SPECIFIED IN ITS CHARTER)


             DELAWARE                              13-1026995
      ----------------------                    ----------------
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

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) :
                              YES          NO   X
                                  ----        ----

                                TABLE OF CONTENTS



PART I  -  FINANCIAL INFORMATION                                    PAGE
                                                                    ----
   ITEM 1   -   FINANCIAL STATEMENTS

     Consolidated Statements of Operations
     for the nine months and three months ended September
     30, 1997 and September 30, 1996 (Unaudited)                       1

     Consolidated Balance Sheets at September 30, 1997
     and December 31,1996 (Unaudited)                                  2

     Consolidated Statements of Cash Flows
     for the nine months ended September 30, 1997
     and September 30, 1996 (Unaudited)                                3

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      4 - 14

   ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS                                          27 - 31


PART II  -   OTHER INFORMATION

   ITEM 1   -   LEGAL PROCEEDINGS                                     32

   ITEM 2   -   CHANGE IN SECURITIES                                  32

   ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES                       32

   ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE
                OF SECURITY HOLDERS                                   32

   ITEM 5   -   OTHER INFORMATION                                     32

   ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K                      32

                  PHYSICAL SPA & FITNESS, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
         NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
       (Amounts in thousands, except number of shares and per share data)

                                             THREE MONTHS ENDED SEPTEMBER 30              NINE MONTHS ENDED SEPTEMBER 30
                                             1996          1997          1997            1996         1997           1997
                                         ------------  ------------  ------------    ------------  ------------  ------------
                                              HK$           HK$           US$             HK$          HK$            US$

Operating Revenues
Fitness service                               13,309        24,312         3,137          30,126        55,161         7,118
Beauty treatments                             17,392        15,829         2,043          52,943        50,862         6,563
  Others                                          38            47             6           1,846           110            14
                                         ------------  ------------  ------------    ------------  ------------  ------------

Total operating revenues                      30,739        40,188         5,186          84,915       106,133        13,695
                                         ------------  ------------  ------------    ------------  ------------  ------------

Operating Expenses
Salaries and commissions                       5,955        10,118         1,306          16,869        26,201         3,381
Rent and related expenses                      5,327         9,551         1,232          15,640        22,659         2,924
Depreciation                                   2,700         4,883           630           8,199        10,974         1,416
Other selling and administrative               4,688         9,224         1,191          18,516        23,542         3,038
expenses
                                         ------------  ------------  ------------    ------------  ------------  ------------

Total operating expenses                      18,670        33,776         4,359          59,224        83,376        10,759
                                         ------------  ------------  ------------    ------------  ------------  ------------

Income from operations                        12,069         6,412           827          25,691        22,757         2,936
                                         ------------  ------------  ------------    ------------  ------------  ------------

Non-operating (income) expenses

Other (income), net                             (224)         (399)          (51)           (613)       (1,653)         (213)
Interest expenses                                206         1,211           156             583         2,460           317
                                         ------------  ------------  ------------    ------------  ------------  ------------

Total non-operating (income) expenses            (18)          812           105             (30)          807           104
                                         ------------  ------------  ------------    ------------  ------------  ------------

Income before income taxes and
minority interests                            12,087         5,600           722          25,721        21,950         2,832

Provision for income taxes                     3,764         1,423           183           7,907         4,769           616
                                         ------------  ------------  ------------    ------------  ------------  ------------

Income before minority interests               8,323         4,177           539          17,814        17,181         2,217

Minority interests                             1,132           475            61           1,897         1,689           218
                                         ------------  ------------  ------------    ------------  ------------  ------------

Net income                                     7,191         3,702           478          15,917        15,492         1,999
                                         ============  ============  ============    ============  ============  ============

Earnings per common share                       0.72          0.37          0.05            1.59          1.55          0.20
                                         ============  ============  ============    ============  ============  ============

Number of shares outstanding (in
thousands)                                    10,000        10,000        10,000          10,000        10,000        10,000
                                         ============  ============  ============    ============  ============  ============

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

                  PHYSICAL SPA & FITNESS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      AS OF DECEMBER 31, 1996 (AUDITED) AND
                      AS OF SEPTEMBER 30, 1997 (UNAUDITED)
       (Amounts in thousands, except number of shares and per share data)


                                                       December 31,
                                                           1996           September 30, 1997
                                                       ------------    --------------------------
                                                            HK$            HK$           US$
                                                                       (UNAUDITED)   (UNAUDITED)
ASSETS

Current assets
Cash and cash equivalents                                    2,509           1,752           226
Trade receivables                                           14,820          11,172         1,441
Rental and utility deposits                                  4,735           7,673           990
Prepayments to vendors and suppliers and other              11,808          11,329         1,462
current assets
Inventories                                                  6,456           5,941           767
Due from related companies                                   1,986             843           109
Due from a shareholder - current portion                     5,566          10,278         1,326
                                                       ------------    ------------  ------------
Total current assets                                        47,880          48,988         6,321
                                                       ------------    ------------  ------------

Due from a shareholder - non-current portion                10,885           4,561           588
Prepayments for construction-in-progress                    12,011          12,111         1,563
Property, plant and equipment, net                          46,917          97,338        12,560
                                                       ------------    ------------  ------------

Total assets                                               117,693         162,998        21,032
                                                       ============    ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Short-term bank loans                                        5,627           7,882         1,017
Long-term bank loans - current portion                       1,827           7,327           945
Accounts payable and accrued expenses                        8,317          12,303         1,587
Loans from third parties                                         -          13,916         1,796
Obligations under finance leases- current portion            2,257           4,794           619
Deferred income                                             22,042          25,291         3,263
Income taxes payable                                        14,752          13,234         1,708
Taxes other than income                                      9,257           9,338         1,205
                                                       ------------    ------------  ------------

Total current liabilities                                   64,079          94,085        12,140
                                                       ------------    ------------  ------------

Long-term bank loans                                           240           3,670           474
Long-term loans from third parties                          13,916               -             -
Loans from minority shareholders of subsidiaries             5,160           5,160           666
Obligations under finance leases - non current               1,698           9,212         1,189
 portion
Deferred taxation                                            1,451           2,498           322
Minority interests                                           4,857           6,550           845

Shareholders' equity:

Common stock, par value US$ 0.001 each, 100
million shares authorized; 10 million shares                    78              78            10
outstanding
Cumulative translation adjustment                               72             111            14
Retained earnings                                           26,142          41,634         5,372
                                                       ------------    ------------  ------------

Total shareholders' equity                                  26,292          41,823         5,396
                                                       ------------    ------------  ------------

Total liabilities and shareholders' equity                 117,693         162,998        21,032
                                                       ============    ============  ============

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

                 PHYSICAL SPA & FITNESS, INC., AND SUBSIDIARIES
                 ----------------------------------------------
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
           -----------------------------------------------------------
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                             (Amounts in thousands)

                                                           1996                   1997
                                                       ------------    --------------------------
                                                            HK$            HK$            US$
Cash flows from operating activities:

Net income                                                  15,917          15,492         1,999

Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interests                                           1,897           1,689           218
Depreciation                                                 8,199          10,974         1,416
Loss (Gain) on disposal of fixed assets                         18             135            17

(Increase) Decrease in assets:
Trade receivables                                           (4,788)          3,648           471
Deposits, prepayments and other current assets             (13,099)         (2,459)         (317)
Inventories                                                 (2,290)            515            66
Due from related companies                                    (525)          1,143           147

Increase (Decrease) in liabilities:
Accounts payable and accrued expenses                         (196)          3,986           514
Deferred income                                              5,488           3,249           419
Income taxes payable                                         5,432          (1,518)         (196)
Taxes other than income                                        711              81            10
Deferred taxation                                            1,315           1,047           135
                                                       ------------    ------------  ------------

Net cash provided by operating activities                   18,079          37,982         4,899
                                                       ------------    ------------  ------------

Cash flows from investing activities:
Prepayments for construction-in-progress                         -            (100)          (13)
Acquisition of property, plant and equipment               (15,814)        (61,529)       (7,938)
Sales proceeds from disposal of property, plant
and equipment                                                  627               3             1
                                                       ------------    ------------  ------------

Net cash used in investing activities                      (15,187)        (61,626)       (7,950)
                                                       ------------    ------------  ------------

Cash flows from financing activities
(Settlement) Proceeds of short-term bank loans               3,776           2,255           291
Decrease (Increase) in due from a shareholder               (5,302)          1,612           208
Payment of dividends to a shareholders                           -               -             -
Payment of dividend to minority shareholders                     -               -             -
Proceeds from long-term bank loans                               -          10,000         1,290
Repayment of long-term bank loans                           (3,816)         (1,070)         (138)
Proceeds from (Settlement of) long-term
loans from third parties                                     1,159               -             -
Assumption of finance lease obligations                      4,927          16,174         2,087
Capital element of finance lease rental payments              (588)         (6,123)         (790)
Capital contribution of the Chinese joint
venture partner into a joint venture                           911               -             -
Repayment of loans from minority
shareholders of subsidiaries                                    (9)              -             -
                                                       ------------    ------------  ------------

Net cash provided by (used in) financing                     1,058          22,848         2,948
activities
                                                       ------------    ------------  ------------

Net increase (decrease) in cash and cash                     3,950            (796)         (103)
equivalents

Cash and cash equivalents, at beginning of year                901           2,509           324

Cumulative translation adjustments                             102              39             5
                                                       ------------    ------------  ------------

Cash and cash equivalents, at end of year                    4,953           1,752           226
                                                       ============    ============  ============

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

               PHYSICAL SPA $ FITNESS, INC., INC. AND SUBSIDIARIES
                   ------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)
                                   ----------


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES
------------------------------------------

Physical Spa & Fitness Inc. ("the Company") was incorporated on September 21, 1988 under the laws of the United States of America under the name of Foreclosed Realty Exchange Inc. The Company was incorporated with a share capital of 100 million common shares with par value of US$0.001 each. 7.5 million common shares were issued and outstanding as of December 31, 1997. The Company is a U.S. public company listed on the National Association of Securities Dealers Bulletin Board.

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

Star Perfection Holdings Limited ("Star       April 15, 1996        BVI              100%      -         Investment holding
   Perfection")

Physical Health Centre (Shenzhen)             April 15, 1996        Hong Kong          -     100%        Investment holding
   Limited ("Shenzhen Physical")
   (wholly owned by Star Perfection)

Shenzhen Physical Ladies' Club Co., Ltd.      August 16, 1996       The PRC            -      90%        Operating a Fitness Centre
    (owned by "Shenzhen Physical")                                                                         in Shenzhen, the PRC

Physical Health Centre (Macau) Limited        March 21, 1997        Hong Kong        100%      -         Investment holding
    ("Macau Physical")

Physical Health Centre (Tsuen Wan) Limited    September 8, 1997     Hong Kong        100%      -         Operating a Fitness Centre
    ("Tsuen Wan Physical")                                                                                 in Hong Kong


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


4.   PROPERTY, PLANT AND EQUIPMENT
----------------------------------

                                                Year Ended               Nine Months Ended
                                               December 31,                September 30,
                                       --------------------------    --------------------------
                                           1995          1996            1996          1997
                                       ------------  ------------    ------------  ------------
                                            HK$           HK$             HK$           HK$
                                                                      (UNAUDITED)   (UNAUDITED)

Land and buildings                           2,550         3,137           3,137         3,137
Leasehold improvements                      32,282        40,143          40,084        62,075
Machinery and equipment                     29,511        37,995          36,166        61,995
Furniture and fixtures                       6,421         6,368           6,368         5,558
Computers                                    1,456         1,586           1,550         2,219
Motor vehicles                                 725           728             728           729
Less: Accumulated depreciation             (31,814)      (43,040)        (39,933)      (38,375)
                                       ------------  ------------    ------------  ------------

Net book value                              41,131        46,917          48,100        97,338
                                       ============  ============    ============  ============


As of December 31, 1996, the cost and accumulated depreciation of fixed assets held under finance leases amounted to approximately HK$4,927 and HK$132 respectively. As of September 30, 1997, the cost and accumulated depreciation of fixed assets held under financed leases amounted to approximately HK$21,199 and HK$2,192 respectively.

5.   TRADE RECEIVABLES
----------------------

Trade receivables comprised the following items:
                                                Year Ended               Nine Months Ended
                                               December 31,                September 30,
                                       --------------------------    --------------------------
                                           1995          1996            1996          1997
                                       ------------  ------------    ------------  ------------
                                            HK$           HK$             HK$           HK$
                                                                      (UNAUDITED)   (UNAUDITED)

Balances with a beauty product vendor        7,691         9,641           5,314         8,197
Corporate beauty package receivables             -         4,854           6,210         2,854
Others                                         937           325             496           774
                                       ------------  ------------    ------------  ------------

                                             8,628        14,820          12,020        11,825
                                       ============  ============    ============  ============


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

The Vendor has also agreed to bear all custom duty and sales taxes in connection with beauty products sold to the Group and imported into and sold in the PRC by the Group which were estimated to be approximately HK$1,396 and HK$7,544 and HK$8,197 as of December 31, 1995, 1996 and September 30, 1997 respectively. The estimated custom duty and sales tax liabilities have been included in "Taxes other than income" with a corresponding Receivable from the Vendor being recorded in "Trade Receivable" in the accompanying balance sheet. The Vender agreed to settle the balances when the corresponding custom duty and sales taxes are paid by the Group.

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


6.   RELATED PARTY TRANSACTIONS
-------------------------------

The Group had the following transactions with related companies:


                                            ------------------------------------------------
                                                  Year ended            Nine months ended
                                            ----------------------    ----------------------
                                             December    December      September   September
                                                31,         31,           30,         30,
                                               1995        1996          1996        1997
                                            ----------  ----------    ----------  ----------
                                                HK$         HK$           HK$         HK$
                                                                      (UNAUDITED) (UNAUDITED)
Rental of a director's                            540         636           453         477
  quarters
Purchase of cosmetics and
   beauty products                              2,246           -             -           -
Purchase of beauty and
   fitness equipment                              898           -             -       2,681
Sales of beauty and fitness
  equipment                                     1,367         793           793           -
Purchase rebate received                        1,208           -             -           -
Management fee received                            10          12            12          12


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

During the year ended December 31, 1996, Physical HK incurred training expenses of approximately HK$700 at no cost to other related companies.

The Group has also undertaken the following transactions with the Principal Shareholders who were also directors of the Group companies:

(a) The Group made certain advances to the Shareholder during the years ended September 30, 1994, December 31, 1995, December 31, 1996 and the three months ended December 31, 1994 which were non interest-bearing, unsecured and repayable on demand. These advances were repaid in cash, by payments made by the Shareholder on behalf of the Group or by off-setting the dividends declared by the Group and payable to the Shareholder against the amounts owed to the Group. Dividends declared during the year ended December 31, 1995 were off-set against amounts owed by the Shareholder. On March 26, 1997, the Group entered into a shareholder loan agreement ("the Agreement") with the Shareholder in respect of the outstanding balance of approximately HK$16.5 million owed by the Shareholder to the Group ("the Shareholder's Loan") as of December 31, 1996. Pursuant to the Agreement, the Shareholder's Loan is unsecured and interest-bearing at the bank prime borrowing rate prevailing at the date of the Agreement. The Shareholder will repay the Loan and the interest thereon in eight installments from June 30, 1997 to March 31, 1999. Accordingly, the amount from a shareholder was classified into current and non-current portions in line with the repayment schedule for presentation in the consolidated balance sheet as of December 31, 1996 and September 30, 1997. On September 30, 1997, a supplemental agreement was signed between the Company and the Shareholder under which the Shareholder's Loan is secured by a pledge of 1,500,000 shares of common stock of the Company owned by the Shareholder, as collateral for the Shareholder's Loan.

        As of September 30, 1997, the outstanding principal amount of the Shareholder's Loan and accrued interest is HK$14,839. The second and third installments of HK$4,600 due on September 30 and December 31, 1997 were repaid in cash in December, 1997.

        During 1996, Physical HK entered into several agreements with the beauty product vendor ("the Vendor") mentioned in Note 5(a) for sales of corporate beauty packages at a consideration of approximately HK$7,600. This amount has been included as Beauty Treatment revenue in the consolidated income statement of the Group for the year ended December 31, 1996. All payments made by the Vendor relating to these corporate beauty packages were received by the Shareholder on behalf of Physical HK and included in the amount due from the Shareholder. Up to December 31, 1996, approximately HK$2,500 had been repaid by the Shareholder to Physical HK. The remaining, HK$5,100 due from the Shareholder in relation to this arrangement was included in the Shareholder's Loan balance as of December 31, 1996 and September 30, 1997 mentioned above.

-------------------------------------------

(b) The Shareholder has also undertaken to indemnify the Group against any contingent liabilities including tax liabilities and claims that may result from the operating activities of the Group in Hong Kong, the PRC and elsewhere occurring before September 30, 1997. Any such liabilities will be recorded as expenses by the Group.

(c) In 1996, Physical HK made an advance to the Shareholder for the acquisition of a 5% equity interest in Regent from a minority shareholder ("the Minority Shareholder") at a consideration of approximately HK$312. In addition, an advance of approximately HK$1,200 was made to the Shareholder to repay a loan from the Minority Shareholder (see (d) below) on behalf of Regent. These advances were included in the balance due from the Shareholder as mentioned in (a) above. On November 13, 1996, the Shareholder transferred his equity interests in Regent acquired from a minority shareholder to Physical Holdings at cost and repaid the advance of approximately HK$1,200 made from Physical HK. As a result, the Group increased its equity interest in Regent from 83.5% to 88.5%.

(d) Pursuant to loan agreements between Regent and Supreme and their minority shareholders, certain loans were made to Regent and Supreme by their minority shareholders. As of December 31, 1996 and September 30, 1997, the outstanding loan balances amounted to approximately HK$5,160. The loan balances are non-interest bearing and unsecured. The minority shareholders have agreed that the loans are repayable when Regent and Supreme are financially capable of doing so.

(e) During the year ended December 31, 1996, minority shareholders of Physical HK agreed to assign the dividends declared and receivable from Physical HK for the year ended December 31, 1995 in the amount of approximately HK$2,821 to the Shareholder without any consideration. The dividends so assigned were offset against the advances made by the Group to the Shareholder as mentioned in (a) above.

(f) The Group made additional net advances to the Shareholder amounting to approximately HD$6,000 subsequent to December 31, 1996. The amount was repaid by the Shareholder in April, 1997.

7.   SHORT-TERM BANK LOANS
--------------------------

The short-term bank loans are secured and repayable within one year. Please refer to Note 8 for details of security for such facilities.

Supplemental information with respect to the short-term bank loans was as follows:

                                                Year Ended               Nine Months Ended
                                               December 31,                September 30,
                                       --------------------------    --------------------------
                                           1995          1996            1996          1997
                                       ------------  ------------    ------------  ------------
                                                                      (UNAUDITED)   (UNAUDITED)

Maximum amount outstanding
   during the year/period                 HK$5,156      HK$5,626        HK$5,229      HK$7,081

Average amount outstanding
   during the year/period                 HK$3,911      HK$4,517        HK$4,403      HK$4,876

Weighted average interest rate
   at the end of the year/period               11%           11%              9%            7%

Weighted average interest rate
   during the year/period                      11%            9%              9%           11%


8.   LONG-TERM BANK LOANS
-------------------------

Long-term bank loans bear interest at 11.25% and 9.7% p.a. respectively on the outstanding balances as of December 31, 1996 and September 30, 1997. The loans are repayable as follows:

                                                         Year       Nine Months
                                                        Ended         Ended
                                                     December 31,  September 30,
                                                     --------------------------
                                                         1996          1997
                                                     ------------  ------------
                                                                    (UNAUDITED)
                                                           HK$           HK$
Payable during the following period:
  Within one year                                          1,827         7,327
  Over one year but not exceeding two years                  240           951
  Over two years but not exceeding three years                 -         1,048
  Over three years but not exceeding four years                -         1,155
  Over four years but not exceeding five years                 -           516
                                                     ------------  ------------
  Total                                                    2,067        10,997
                                                     ============  ============

As of December 31, 1996 and September 30, 1997, the Group had various banking facilities available from financial institutions amounting to approximately HK$8,759 and HK$19,320 respectively. These facilities were secured by:

     i.   leasehold property in Hong Kong owned by Evergrowth;
     ii. leasehold property in Hong Kong owned by relatives of the Principal Shareholders;
     iii. leasehold property in Hong Kong owned by a related company;
     iv. personal guarantees from the Principal Shareholders and their relatives;
     v. joint and several guarantees for HK$5,248 from the Principal Shareholders; and
     vi. foreign currency fixed deposit of AUD47 from relatives of the Principal Shareholders.

9.   PROVISION FOR INCOME TAXES
-------------------------------

Hong Kong profits tax was provided at 16.5% on the assessable profits of Physical HK.

Enterprise income tax was provided at 33% on the assessable income of the Shanghai and Dalian JVs in accordance with the relevant tax regulations of the PRC.

The other BVI and Hong Kong Operating Subsidiaries, except Physical HK, did not provide for any income taxes during the period/years as they did not have any assessable income.

The combined tax provision in each period was currently payable, except for the year ended December 31, 1996 and September 30, 1997, when HK$6,946 and HK$3,722 of the provisions were currently payable and HK$1,753 and HK$1,047 were deferred.

The reconciliation of the effective income tax rate based on income before income taxes and minority interests stated in the consolidated statements of income to the statutory income tax rate in Hong Kong, the PRC and the BVI is as follows:


                                           ------------------------------------------------
                                                Year ended             Nine months Ended
                                                December 31,             September 30,
                                           ----------------------    ----------------------
                                              1995        1996          1996        1997
                                           ----------  ----------    ----------  ----------
                                                                     (unaudited) (unaudited)

Weighted average statutory tax rate            17.0%       17.1%         20.7%       18.8%

Permanent Differences
   Tax loss incurred                              -           -             -           -
   Loss on shut down of a beauty centre           -           -             -           -
   Non-deductible expenses                        -           -             -           -

Timing differences for which
   no benefit has been recognized
   due to establishment of
   valuation allowance
   - Excess of accelerated depreciation
      allowances on fixed assets                  -           -             -           -
   - Write-off of pre-opening expenses            -           -             -           -
   - Restatement of deferred income             0.9%          -             -           -
   - Restatement of purchase returns              -           -             -           -

Timing differences which give rise
   to the provision of deferred taxation
   - Accelerated
     depreciation allowances
     on fixed assets                              -         7.1%          8.3%        4.4%
   - Restatement of deferred income               -         1.6%          1.2%          -

Others                                          0.1%          -           0.5%       (1.5%)
                                           ----------  ----------    ----------  ----------

Effective tax rate                             18.0%       25.8%         30.7%       21.7%
                                           ==========  ==========    ==========  ==========

----------------------------------------

The tax impact of temporary differences between financial and taxable income that give rise to deferred tax (assets)liabilities are principally related to the following:

                                                Year Ended               Nine Months Ended
                                               December 31,                September 30,
                                       --------------------------    --------------------------
                                           1995          1996            1996          1997
                                       ------------  ------------    ------------  ------------

Accelerated depreciation allowances
   on fixed assets in Hong Kong              2,180         1,753           2,074         2,800

Restatement of deferred fitness
   and beauty income                        (2,393)            -            (759)            -

Valuation allowance for
   deferred tax assets                         213             -               -             -
                                       ------------  ------------    ------------  ------------

       Total                                     -         1,753           1,315         2,800
                                       ============  ============    ============  ============


10.  OBLIGATIONS AND COMMITMENTS
--------------------------------

As of December 31, 1996 and September 30, 1997, the Group had the following obligations and commitments:

     a.  Operating leases
     --------------------

     Physical HK and the Shanghai and Dalian JVs lease the premises of their Fitness Centres. The total amount of lease commitments as of December 31, 1996 and September 30, 1997 amounted to HK$151,209 and HK$153,938 respectively payable as follows:


                                                  December       September
                                                     31,            30,
                                                    1996           1997
                                               ------------    ------------

                                                               (UNAUDITED)
                                                    HK$              HK$
Payable during the following period:
  Within one year                                   29,701          30,610
  Over one year but not exceeding two years         24,958          34,390
  Over two years but not exceeding three years      23,975          28,351
  Over three years but not exceeding four years     17,747          21,143
  Over four years but not exceeding five years      16,846          16,816
  Thereafter                                        37,982          22,628
                                               ------------    ------------
Total lease commitment                             151,209         153,938
                                               ============    ============

----------------------------------------

     b.  Obligations under finance leases
     ------------------------------------

     Physical HK leases fitness equipment and motor vehicles under several finance leases with lease terms extending from 1994 to 1999. The scheduled future minimum lease payments as of December 31, 1996 and September 30, 1997 were as follows:

                                                December 31,   September 30,
                                                   1996            1997
                                               ------------    ------------
                                                                (UNAUDITED)
                                                      HK$           HK$
Payable during the following period:
  Within one year                                    2,641           1,433
  Over one year but not exceeding two years          1,934           5,635
  Over two years but not exceeding three years          58           4,979
  Over three years but not exceeding four years          -           2,147
  Over four years but not exceeding five years           -           1,895
  Thereafter                                             -             474
                                               ------------    ------------
  Total minimum lease payments                       4,633          16,563
Less: amount representing interest                     678           2,556
                                               ------------    ------------

Present value of net minimum lease payments          3,955          14,007
                                               ============    ============


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

     Subsequent to September 30, 1997, the Group entered into an agreement with a vendor for the leasehold improvement of Tsuen Wan Physical with a total commitment amount of approximately HK$24,000.

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

12.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
------------------------------------------------------


                                                      Year ended                 Nine months ended
                                                      December 31,                  September 30,
                                               --------------------------    --------------------------
                                                   1995          1996            1996          1997
                                               ------------  ------------    ------------  ------------
                                                    HK$           HK$             HK$           HK$
                                                                             (UNAUDITED)   (UNAUDITED)
Cash paid for:
   Interest expense                                  1,158           841           1,894         2,460
   Income taxes                                      2,415         3,238           2,432         5,240


13.  OTHER SUPPLEMENTAL INFORMATION
-----------------------------------

The following items are included in the consolidated statements of income.


                                                                        Nine months
                                          Year ended                       ended
                                         December 31,                  September 30,
                                  --------------------------    --------------------------
                                      1995          1996           1996           1997
                                  ------------  ------------    ------------  ------------
                                       HK$           HK$            HK$            HK$
                                                                (UNAUDITED)   (UNAUDITED)
Foreign exchange gain                     109             1              60            20
Interest expenses on
   finance leases                          20           210             115           936
Interest expenses on
   overdrafts and bank loans            1,138           631             468         1,095
Interest expenses on
   other loans                              -             -               -           429
Interest income                             1             2               2         1,214
Sales taxes                               504         1,216             950           848
Rental expenses under
   operating leases                    18,250        21,185          15,640        22,660


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




ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


              PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 THE 1995 ACT SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND
OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING
STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.


OVERVIEW OF COMPANY'S BUSINESS

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


RESULTS OF OPERATIONS


                                                           Nine Months Ended
                                                      --------------------------
                                                             September 30,
                                                      --------------------------
                                                          1996          1997
                                                      ------------  ------------

Operating Revenues                                        100.00%       100.00%
Total operating expenses                                   69.75%        78.56%
Operating income                                           30.25%        21.44%
Income before income taxes and minority interests          30.29%        20.68%
Provision for income and deferred taxes                     9.31%         4.49%
Minority interests                                          2.23%         1.59%
Net income                                                 18.74%        14.60%
                                                      ============  ============


NINE MONTHS ENDED SEPTEMBER 30, 1997 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996 (UNAUDITED).
--------------------------------------------------------------------------------

        OPERATING REVENUES. The Company's operating revenues enjoyed strong growth in the first nine months of 1997 as compared to the first nine months of 1996. Operating revenues for the first nine months of 1997 totaled HK$106,133,000 (US$13,695,000) compared to HK$84,915,000 (US$10,957,000) in the first nine months of 1996, representing an increase of 25%. Operating revenues derived by the Company's fitness services increased 83% to HK$55,161,000 (US$7,118,000) compared to HK$30,126,000 (US$3,887,000) in the first nine months of 1996. Fitness revenues as a percentage of total revenues were 52% in the first nine months of 1997 as compared to 35% in the first nine months of 1996.

        Operating revenues from the Company's beauty treatment business totaled HK$50,862,000 (US$6,563,000) compared to HK$52,943,000 (US$6,832,000) in the first nine months of 1996, representing a decrease of 4%. This was mainly due to the Company's focus on the fitness business during that period of time, which resulted from the relocation of the Company's two largest centers in Hong Kong to larger locations and Company's advertising of such relocation and new premises. The Company also advertised the change in its membership system, which drew more attention to the fitness business. Beauty treatment revenues as a percentage of total revenues were 48% in the first nine months of 1997 as compared to 62% in the first nine months of 1996.

        Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$89,599,000 (US$11,562,000), or 84% of total operating revenues in the first nine months of 1997 as compared to HK$62,895,000 (US$8,116,000) or 74% of total operating revenues in the first nine months of 1996.

        Operating revenues derived from the Company's China locations generated HK$16,534,000 (US$2,133,000) or 16% of total operating revenues in the first nine months of 1997 as compared to HK$22,020,000 (US$2,841,000) or 26% of total operating revenues in the first nine months of 1996.

        OPERATING EXPENSES. The Company's operating expenses for the first nine months of 1997 totaled HK$83,376,000 (US$10,759,000) compared to HK$59,224,000
(US$7,642,000) in the first nine months of 1996, representing an increase of 41%. Total operating expenses, after taking into account all corporate expenses, were 79% of total operating revenue, as compared to 70% of last year. This reflects the additional costs incurred by the Company in following its business expansion plan.

        Operating expenses associated with the Company's Hong Kong locations were HK$69,767,000 (US$9,003,000), representing an increase of 52% as compared to HK$45,916,000 (US$5,925,000) in the first nine months of 1996. Hong Kong operating expenses represented 84% of total operating expenses in the first nine months of 1997 as compared to 78% of total operating expenses in the first nine months of 1996. The increase in operating expenses was primarily due to inflation, additional marketing, administrative and salary costs as a result of increased revenues and additional costs incurred by two branches in moving to the new premises.

        Operating expenses associated with the Company's China locations were HK$13,609,000 (US$1,756,000), representing a moderate decrease of 2% due to inflation as compared to HK$13,309,000 (US$1,717,000) in the first nine months of 1996. Operating expenses in China represented 16% of total operating expenses in the first nine months of 1997 as compared to 22% of total operating expenses in the first nine months of 1996.

        TOTAL NON-OPERATING EXPENSES (INCOME). Total non-operating expenses (income) for the first nine months of 1997 resulted in a net expense of HK$807,000 (US$104,000) compared to net income of HK$30,000 (US$4,000) in the first nine months of 1996.

        PROVISION FOR INCOME TAXES. Provision for income taxes for the first nine months of 1997 totaled HK$4,769,000 (US$616,000) compared to HK$7,907,000 (US$1,020,000) in the first nine months of 1996, representing a decrease of 40%. The effective tax rate of operating income was 22% and 31% respectively. The decrease in the effective tax rate of operating income was due to the increasing contribution from Hong Kong operations at the income tax rate of 16.5% compared with the tax rate of 33% for China operations.

        NET INCOME. The Company's net income for the first nine months of 1997 totaled HK$15,492,000 (US$1,999,000) compared to HK$15,917,000 (US$2,054,000)
for the first nine months of 1996, representing a moderate decrease of 3%. The net income margin in the first nine months of 1997 was 14.6% compared to 18.7% in the first nine months of 1996, representing an decrease of 4.1%. The decreased net income reflects increased marketing expenses of the Company.

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

        Cash and cash equivalent balances for the respective periods ended September 30, 1997 and December 31, 1996 were HK$1,752,000 (US$226,000) and
HK$2,509,000 (US$324,000), while total indebtedness at September 30, 1997 was HK$51,961,000 (US$6,706,000) and HK$30,725,000 (US$3,966,000) at December 31,
1996.

        Net cash provided by operating activities were HK$18,079,000 (US$2,333,000) and HK$37,982,000 (US$4,899,000) for Fiscal Year 1996, and the
nine-month period ended September 30, 1997, respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$15,187,000 (US$1,960,000)and HK$61,626,000 (US$7,950,000) for Fiscal Year 1996 and the nine-month period ended September 30, 1997, primarily as a result of expenditures for property, plant and equipment. Net cash provided by financing activities were HK$1,058,000 (US$137,000) and HK$22,848,000 (US$2,948,000) for Fiscal Year 1996 and the
nine-month period ended September 30, 1997.

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

        The Company has revolving lines of credit with four banks - The Kwangtung Provincial Bank (at an interest rate of 10.75%), Dao Heng Bank (at an interest rate of 10.75%), Shanghai Commercial Bank Limited (at interest rates of 11.5% and 12.25%) and Hongkong and Shanghai Banking Corporation Limited (at an interest rate of 11%). As of September 30, 1997, the Company fully utilized these revolving lines of credit. The Company draws down from the lines of credit primarily for general working capital purposes. The lines of credit contain covenants requiring the maintenance of minimum net worth.

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

        The Company's trade receivable balance at September 30, 1997, was HK$11,172,000 (US$1,441,000). The Company has never experienced any significant problems with collection of accounts receivable from its customers.

        Capital expenditure for Fiscal Year 1996 and the nine-month period ended September 30, 1997, were HK$15,814,000 (US$2,041,000)and HK$61,629,000
(US$7,951,000) respectively. The Company believes that cash flow generated from its operations, the proceeds from this Offering and its existing credit facilities should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 18 months.

YEAR 2000 DISCLOSURE

         The Company is undergoing a system redevelopment project to improve the efficiency of the system with respect to changing its computer programs to properly identify a year in the year field. The cost of such new system is estimated to be HK$800,000 (US$103,000) and the implementation time is expected to be within one year commencing early 1998. The Company has already obtained an estimate of the cost from the software service company, and in the opinion of the Management such cost can be controlled as proposed. The Company expects to incur the following maintenance charges for the new system:

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

             The Company did not file reports on FORM 8-K during the quarter ending September 30, 1997.

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