Form 10KSB
period 1996-12-31
PHYSICAL SPA & FITNESS INC
filed 1999-07-01
CIK 1048055

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from ____________________ to __________________

                        Commission file number 333-38697
                                               ---------

                          PHYSICAL SPA & FITNESS, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

           DELAWARE                                       13-1026995
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                    12/F - 15/F Lee Theatre Plaza
                    99 Percival St., Causeway Bay
                              Hong Kong              Not applicable
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:       011 8522 572-8888
                                                          -------------------

Securities registered pursuant to Section 12(b) of the Act:        None
                                                             ----------------

Securities registered pursuant to Section 12(g) of the Act:
                                                  Common Stock, $.001 par value
                                                  ------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                               YES           NO    X
                                   -----         -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State issuer's revenues for fiscal year ended December 31, 1996:
$14,352,000

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 18 1999 was $300,000 based upon the average of the bid and asked price of the Common Stock of $0.15 as of June 18, 1999.

         The number of shares outstanding of the issuer's classes of Common Stock as of June 18, 1999: 10,000,000

         Common Stock, $.001 Par Value 10,000,000 shares


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

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

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND OF THE COMPANY

         Physical Spa & Fitness, Inc. (the "Company"), through its subsidiaries, operates fitness and spa centers in Hong Kong and the People's Republic of China ("China" or the "PRC"). The Company operated nine facilities: six in Hong Kong and three in China under the name "Physical Ladies' Club", with the exception of two centers (Mei Foo and Renaissance Beauty Centre - see "Company - Organization") as of December 31, 1996. All of the Company's operations, including the operating of the fitness and spa centers, property holding, investment holding and other corporate activities are conducted through the Company's wholly-owned or majority-owned subsidiaries or joint ventures. See "Business of the Company - Organization".

         The fitness and spa centers in Hong Kong are operated by two of the Company's subsidiaries. Physical Health Centre Hong Kong Limited, a Hong Kong corporation and a majority (91.4%) owned subsidiary of the Company, operates the following centers in Hong Kong: Causeway Bay, Tsimshatsui, Shatin, Mei Foo and Kowloon City. The sixth center, Renaissance Beauty Centre, is operated by the Company's majority (70%) owned subsidiary, Supreme Resources Limited, a Hong Kong corporation.

         The Company's facilities in China are operated by two joint ventures:
Shanghai Physical Ladies' Club Co., Ltd. ("Shanghai Joint Venture"), which operates two centers in the city of Shanghai, and Dalian Physical Ladies' Club Co., Ltd. ("Dalian Joint Venture"), which operates fitness and spa facility in the city of Dalian. The Company, through its subsidiaries, holds a 88.5% interest in the Shanghai Joint Venture and a 90% interest in the Dalian Joint Venture. The minority interest in the respective joint ventures is held by the joint venture's Chinese partner. China regulations of the fitness and spa facilities encourage joint ventures with a foreign company and provide less restrictive regulations of such form of business entities. See "Government Regulation - China".

         The Company provides its customers, at each location, with access to a wide range of U.S.- styled fitness and spa services. The Company offers to its customers a membership for the use of its fitness facilities, which include extensive aerobics programs, personalized training, cardiovascular conditioning and strength training. The facilities are equipped with the latest in Western exercise equipment, including LifeFitness, Cybex, Flex and Reebok Skywalker. Spa and beauty treatment services are provided to both members and visitors, and include skin care and facial treatments, massage, relaxation programs, weight-management programs and personalized make-up consultations. The Company also sells at the facilities a variety of exercise clothing and European beauty products and cosmetics. Based on the number of the Company's facilities members, management believes that the Company is among the top providers of fitness, exercise, and spa/beauty treatment services in Hong Kong and China, with approximately 55,000 members.

         The Company's strategy is to provide a one-stop fitness and beauty center for women. With the exception of the Mei Foo location in Hong Kong, all other facilities in Hong Kong and China are exclusively for women. Management believes that the Company's strong market presence in Hong Kong and its successful entrance into China's market is a result of its strategy of combining fitness and beauty services in a single facility that offers state-of-the art exercise equipment, high quality beauty treatments and professional staff.

         The Company believes that it is one of the first companies to provide Western fitness and spa services in China. In 1994, the predecessor companies of Physical Beauty & Fitness Holdings Limited, a British Virgin Islands corporation ("Physical Limited"), the holding company of the Company's subsidiaries, began a process of expansion into targeted market segments in China. In 1994, the Company through Shanghai Joint Venture opened the Company's first China operation in Huangpu, Shanghai, with a fitness center comprising of approximately 15,000 square feet to provide fitness and spa treatment facilities. Since then the center has been operating profitably, and another center of similar size was opened in Hongqiao, Shanghai in September 1995, through Shanghai Joint Venture. A third China operation in Dalian commenced in April 1996 and is conducted through Dalian Joint Venture. See "Business of the Company - Organization". The Company's facilities in China are operated under the name "Physical Ladies' Club", and the Company registered a servicemark under that name in Chinese language, which precludes others from the use of the same name. See "Business of the Company Trademarks and Trade Names".

         In the opinion of the Company's management, current competition in China is, in general, comprised mainly of government operated facilities that offer either fitness or beauty services, in small facilities that lack modern equipment. The Company is aware of no Western quality facilities of comparable size to that of the Company's facilities currently operating in China. The Company expects that rising consumer incomes, increasing health awareness and growing access to foreign goods and trends, should continue to create increased demand for fitness and spa services in China. In 1996, the Company (through its subsidiaries) entered into two additional joint ventures to open fitness and spa facilities in Zhongshan (Zhongshan Joint Venture) and Shenzhen (Shenzhen Joint Venture), China, however, such joint ventures have not commenced any operations yet. See "Business of the Company - Business Strategy".

         The Company's strategy for maintaining its strong presence in Hong Kong is to continue to provide existing and new members with high quality services at an affordable price and by periodically upgrading the facilities as new developments and technology emerge in the industry. The Company's objective is to add new services and treatments to keep the Company current with market trends and to promote and enhance the Company's reputation of providing value-driven services to its customers. The Company places heavy emphasis on staff training which is supported by an in-house training department and on-going classes.

         The Company was incorporated on September 21, 1988 in the state of Delaware under the name of "Foreclosed Realty Exchange, Inc", a development stage company seeking acquisitions. Prior to acquisition of Physical Limited, the Company had no revenue producing operations, but planned to enter into joint ventures and/or acquisitions originally in the area of real estate to expand its operations. In October, 1996, the Company closed a transaction with Ngai Keung Luk (Serleo), a 100% shareholder of Physical Limited, whereby the Company entered into a Share Exchange Agreement with Ngai Keung Luk (Serleo), pursuant to which the Company issued 8,000,000 shares of its Common Stock to Ngai Keung Luk (Serleo) in exchange for all of the outstanding shares of Physical Limited (the "Closing"). Subsequently, the Company changed its name to "Physical Spa & Fitness Inc." in November, 1996, to reflect the new business operations of the Company. As a part of the above transaction, certain shareholders of the Company also transferred 990,000 shares of Common Stock to Goodchild Investments Limited, a British Virgin Islands corporation ("Goodchild"). Goodchild subsequently disposed of its shares. See "Certain Transactions". Neither Ngai Keung Luk (Serleo) nor Goodchild were parties affiliated with the Company prior to or at the time of the acquisition of Physical Limited. At the Closing the then current management of the Company resigned and was replaced by the current management of the Company. See "Management."

         The Company effected a 1.333333-for-1 reverse split of its common stock in October 1997 and a 1-for-1.333333 forward split of its common stock in June 1998. All references in this report to shares of Common Stock of the Company have been adjusted for the effects of the reverse stock split and forward stock split.

         The Company maintains its executive and administrative office Hong Kong at:

Lee Theatre Plaza 12/F - 15/F
99 Percival St., Causeway Bay, HONG KONG
The telephone number of the Company in Hong Kong is (852) 2572-8888.

         Unless the context requires otherwise, as used herein, any reference to the Company includes the Company's subsidiaries Physical Beauty & Fitness Holdings Limited, Physical Health Centre Hong Kong, Ltd., Regent Town Holdings Ltd., Mighty System Ltd., Supreme Resources Ltd., Physical Health Centre (Zhong
Shan) Ltd., Zhongshan Physical Ladies' Club, Ltd., Ever Growth Ltd., Proline Holdings Ltd., Shanghai Physical Ladies' Club Company Ltd., Shanghai Physical Ladies' Club Co., Ltd., Jade Regal Holdings Ltd., Physical Health Centre( Dalian) Ltd., Dalian Physical Ladies' Club Co. Ltd., Star Perfection Holdings Ltd., Physical Health Centre (Shenzhen) Ltd., and Shenzhen Physical Ladies' Club Company Ltd., Physical Health Centre (Tsuen Wan) Limited, Physical Health Centre (Macau) Limited. See also "Business of the Company - Organization".

THE COMPANY'S BUSINESS

General

         The Company's fitness and spa centers are located in or near urban areas in highly populated areas of Hong Kong and major metropolitan cities in China and most of them are operated under long-term leases. With the exception of Mei Foo center, a portion of which is owned by the Company (see "Business - Properties"), the Company does not own the real property on which the centers are located, but owns the leasehold improvements and equipment with respect to each center. Generally, the Company's centers average 20,000 square feet and include a workout area including a broad range of fitness equipment, changing room, sauna and steam facilities and a separate area devoted exclusively to professional spa and beauty treatment programs. Each center typically includes a laser TV room with lounge, health drink bar and sells a range of exercise clothing, European beauty products and cosmetics.

         The Company's strategy is to grow through expansion of its fitness and spa facilities in Hong Kong and China, as well as to explore the opportunities for its fitness and spa services in other countries of Far East. The Company intends to build on its 11-year continuous operating presence in Hong Kong, the relationships in China established by the Company's executives and senior staff and the Company's policy of offering what it believes are the state-of-the-art exercise and spa facilities and beauty treatments at affordable prices in their respective markets. In order to implement its strategic plan and marketing strategy, the Company intends to increase its expansion capability in China, Hong Kong and Macau through the establishment of new fitness and spa locations.
 In addition, the Company is closely monitoring potential opportunities in the Philippines, Taiwan, Malaysia and Indonesia.

         During 1996, the Company and its subsidiaries recognized HK$113.2 million (US$14.6 million) in revenue as a result of the additional contributions of its two Shanghai centers and its center in Dalian, China. The Company's results of operations for the twelve months ended December 31, 1996 were positively impacted by the opening of the Dalian, China branch.

Organization
------------

         The Company's operations are conducted through its subsidiaries in Hong Kong and Sino-foreign joint ventures in China. A number of the Company's subsidiaries have been incorporated in the British Virgin Islands, primarily for tax reasons. Such structure provides greater flexibility for the Company in obtaining tax benefits, especially in case of corporate accounts. See "Taxation". Set forth below is the description of the Company's subsidiaries and their respective roles in the organizational structure of the Company.


                                              Date of                               Equity interest
                                              acquisition/          Place of        owned by the
Name of Company                               formation             incorporation   Company              Principal activities
---------------                               ---------             -------------   -------              --------------------
                                                                                    Direct  Indirect
                                                                                    ------  --------
Physical Beauty & Fitness Holdings            March 8, 1996         BVI             100%       -         Investment holding
   Limited ("Physical Holdings:)

Physical Health Centre Hong Kong              March 2, 1990         Hong Kong        91.4%     -         Operating 5 Fitness Centres
   Limited ("Physical HK")                                                                                 in Hong Kong

Regent Town Holdings Limited                  September 20,         BVI              92.5%     -         Investment holding
   ("Regent")(1)                              1993

Supreme Resources Limited ("Supreme")         September 29,         Hong Kong        70%       -         Operating a beauty
                                              1994                                                         treatment centre in Hong
                                                                                                           Kong

Physical Health Centre (Zhong Shan)           September 29,         Hong Kong        100%      -         Investment holding
   Limited ("Zhongshan Physical")             1994                                                        (formerly operating a
   (formerly known as Famerich                                                                             beauty treatment centre
   Development Limited)                                                                                    in Hong Kong)

Zhongshan Physical Ladies' Club Ltd.          October 29, 1996      The PRC            -      95%        Operating a Fitness Centre
   (Owned by Zhongshan Physical)                                                                           in Zhongshan, the PRC

Ever Growth limited ("Ever Growth")           September 29,         Hong Kong        100%      -         Property holding
                                              1994

Proline Holdings Limited ("Proline")          September 28,         BVI                -      92.5%      Investment holding
   (wholly owned by Regent)                   1994

Shanghai Physical Ladies' Club Company        September 28,         Hong Kong          -      92.5%      Investment holding
   Limited ("Shanghai Physical")              1994
   (wholly owned by Proline)

Shanghai Physical Ladies' Club Co., Ltd.      September 28,         The PRC            -      92.5%      Operating two Fitness
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

Dalian Physical Ladies' Club Co., Ltd.        March 15, 1996        The PRC            -      90%        Operating a Fitness Centre
   (90% owned by Dalian Physical)                                                                          in Dalian, the PRC

Star Perfection Holdings Limited ("Star       April 15, 1996        BVI              100%      -         Investment holding
   Perfection")

Physical Health Centre (Shenzhen)             April 15, 1996        Hong Kong          -     100%        Investment holding
   Limited ("Shenzhen Physical")
   (wholly owned by Star Perfection)

Shenzhen Physical Ladies' Club Co., Ltd.      August 16, 1996       The PRC            -      90%        Operating a Fitness Centre
    (owned by "Shenzhen Physical")                                                                         in Shenzhen, the PRC


----------
(1)  See Notes to the Financial Statements


         The organizational structure of the Company's operations in China is set forth below.

                                    Type of     Interests
   Name of the                       joint       owned by    Term of the   Registered
  Joint Venture      Location       venture    the Company  joint venture   capital*    Profit sharing arrangement
  -------------      --------       -------    -----------  -------------   --------    --------------------------
                                                                                           Foreign       Chinese
                                                                                           partner       partner
                                                                                           -------       -------

Shanghai Physical    Huangpu and   Co-operative  92.5% (1)   10 years     Originally    See Shanghai Joint Venture
Ladies' Club Co.,    Hongqiao,                               (exp. 2003)  US$1,000 in   below
Ltd. ("Shanghai      Shanghai                                             cash and
Joint Venture")                                                           increased to
                                                                          US$2,000 in
                                                                          cash in 1995

Dalian Physical      Dalian        Equity        originally  12 years     Originally    Pro-rata to equity
Ladies' Club Co.,                                at 55% and  (exp. 2007)  Rmb10,000 in  interests
Ltd. ("Dalian                                                             cash and
Joint Venture")                                                           changed to
                                                                          90% in 1996
                                                                          Rmb1,000 in
                                                                          cash and
                                                                          Rmb9,000 in
                                                                          form of
                                                                          fixed assets
                                                                          and
                                                                          renovation
                                                                          materials in
                                                                          1996

Shenzhen Physical    Shenzhen      Co-operative  90%         10 years     HK$4,600 in   Pro-rata to equity
Ladies' Club Co.,                                            (exp.2006)   form of cash  interests
Ltd. ("Shenzhen                                                           and fixed
Joint Venture")**                                                         assets

Zhongshan            Zhongshan     Equity        95%         10 years     US$500 in     Pro-rata to equity
Physical Ladies                                              (exp.2006)   form of cash  interests
Club Co., Ltd.                                                            and fixed
("Zhongshan Joint                                                         assets
Venture")**


----------
(1) See Notes to the Financial Statements.
 *  In thousands
**  Those joint ventures have not commenced operations yet.  See below.

         Shanghai Joint Venture. The Shanghai Joint Venture is a Sino-foreign cooperative joint venture established on September 7, 1993 in Shanghai, China. The Chinese joint venture partner is a state-owned enterprise in the PRC, Shanghai Ti Yu Guan (SHTYG). Shanghai Physical Ladies' Club Company Limited, a Hong Kong corporation ("Shanghai Physical") authorized Physical Health Centre Hong Kong Limited, a Hong Kong corporation, to enter into a joint venture contract with SHTYG. The joint venture period is 10 years from the date of issue of the business license on September 7, 1993. SHTYG is paid rent of RMB950,000 for the first 3 years of the joint venture. Rent for the fourth to tenth years will be 110% of the preceding year, except where the inflation rate in the PRC exceeds 16% in which case, the rental increase would be indexed to the inflation rate.

         Dalian Joint Venture. On April 11, 1995, Physical Health Centre (Dalian) Limited, a Hong Kong corporation ("Dalian Physical") formed a Sino-foreign equity joint venture with a Chinese enterprise to operate a fitness/ spa center in Dalian, China. The joint venture period is 12 years from the issue of the business license on April 11, 1995. The equity interest of Dalian Physical is 90% and the Chinese joint venture partner's equity interest is 10%. The joint venture commenced effective operations in April 1996.

         Zhongshan Joint Venture. In June 1996, Physical Health Center (Zhong
Shan) Ltd. ("Zhongshan Physical"), entered into a joint venture contract, as supplemented in August, 1996, with a Chinese enterprise in Zhongshan, China to establish a Sino-foreign cooperative joint venture for the provision of fitness and spa services. The joint venture period is 10 years from issue date of the business license on October 29, 1996. The Chinese joint venture partner will be entitled to HK$30,000 per annum in the form of a technology introduction fee. The Chinese joint venture partner will not be entitled to share in profits after receipt of the technology introduction fee. All the benefits and liabilities of the joint venture will be assumed by Zhongshan Physical. The agreement is subject to approval by relevant PRC authorities in Zhongshan. The Company anticipates opening of the Zhongshan center in 1998. As of December 31, 1997
, however, both joint venture partners have not contributed the required capital according to the requirements of the contract. Such default in the funding obligations will require renegotiations between the two partners and may also trigger default remedies as specified in the joint venture contract. Further, a failure to meet regulatory time limits set by the State Administration of Industry and Commerce for capital contributions could result in the cancellation of the approval of the joint venture's business license. Both joint venture partners are in the process of applying to the relevant authorities for an extension of such time limits. The joint venture has not yet commenced operations as of this date.

         Shenzhen Joint Venture. In 1996, Shenzhen Physical Ladies' Club Co., Ltd., entered into a joint venture contract with a Chinese enterprise in Shenzhen, China to establish a Sino-foreign cooperative joint venture for the provision of fitness and spa services. According to the laws in the PRC and the terms of the joint venture contract, both joint venture partners are obliged to fulfill their capital contribution requirements into the joint venture within a specified period of time after the issue of the business license. As of December 31, 1996, however, both joint venture partners have not contributed the required capital according to the requirements of the contract. Such default in the funding obligations will require renegotiations between the two partners and may also trigger default remedies as specified in the joint venture contract. Further, a failure to meet regulatory time limits set by the State Administration of Industry and Commerce for capital contributions could result in the cancellation of the approval of the joint venture's business license. Both joint venture partners are in the process of applying to the relevant authorities for an extension of such time limits.

         Since Shanghai Joint Venture and Dalian Joint Venture operate in China, they are subject to special considerations and significant risks not typically associated with investments in equity securities of the United States or Western European countries.

Development of the Company
--------------------------

HISTORY

         The Company was incorporated on September 21, 1988 in the state of Delaware under the name of "Foreclosed Realty Exchange, Inc", a development stage company seeking acquisitions. Prior to acquisition of Physical Beauty & Fitness Holdings Limited, a British Virgin Islands corporation ("Physical Limited"), the Company had no revenue producing operations, but planned to enter into joint ventures and/or acquisitions originally in the area of real estate, to expand its operations. In early 1991, the Company was planning to become a public company and issued 750,000 shares of common stock with certain registration rights to an unrelated corporation for services in connection with the Company's efforts to become a public company. That corporation, in turn distributed the 750,000 shares as dividends to its shareholders. The Company has not filed a registration statement as originally planned and the shares became free trading pursuant to Rule 144, after the expiration of the applicable restrictive period. In October, 1996, the Company closed a transaction with Ngai Keung Luk (Serleo), a 100% shareholder of Physical Limited, whereby the Company entered into a Share Exchange Agreement with Ngai Keung Luk (Serleo). Physical Limited was incorporated on March 8, 1996 under the laws of British Virgin Islands and has interests in various companies operating fitness and beauty centers and other related businesses in Hong Kong and China (see "Company-Organization"). Pursuant to the Share Exchange Agreement, the Company issued 8,000,000 shares of its Common Stock to Ngai Keung Luk (Serleo) in exchange for all of the outstanding shares of Physical Limited (the "Closing"). Subsequently, the Company changed its name to "Physical Spa & Fitness Inc." in November, 1996, to reflect the new business operations of the Company. As a part of the above transaction, certain shareholders of the Company also transferred 990,000 shares of Common Stock to Goodchild Investments Limited, a British Virgin Islands corporation ("Goodchild"). Goodchild subsequently disposed of its shares. See "Certain transactions". Neither Ngai Keung Luk (Serleo) nor Goodchild were parties affiliated with the Company prior to or at the time of the acquisition of Physical Limited. At the Closing the then current management of the Company resigned and was replaced by the current management of the Company. See "Management.".

         In 1986, the founder and principal shareholder of the Company, Ngai Keung Luk (Serleo), set up the first fitness center under the name of "Physical Health Club" with the objective of providing physical fitness and spa treatment services at prices which could be afforded by a rapidly growing middle class population in Hong Kong. Two years later in 1988, another center was founded under the name of "Physical Ladies' Club" in Hong Kong. The businesses of these centers were operated in a form of a sole proprietorship and were subsequently transferred to Physical Health Centre Hong Kong Limited, a Hong Kong corporation established on March 2, 1990 ("Hong Kong Limited"). During the period from 1990 to 1996, Hong Kong Limited and Physical Limited expanded their scope of operations by acquiring and establishing several subsidiaries and by forming Sino-foreign joint ventures in China to operate six additional fitness/spa centers in Hong Kong, three in China and other related businesses (see "Company
- Organization"). The subsidiary companies were all formerly owned by Mr. Luk and other principal shareholders, or solely by Mr. Luk. The respective equity interests were transferred by Mr. Luk and other principal shareholders to Hong Kong Limited or Physical Limited throughout 1993 to 1996 at the original cost of the respective investments. In October, 1996, 91.4% of the equity interests of Hong Kong Limited was transferred by the principal and other shareholders (including Mr. Luk) to Physical Limited at the par value of the shares transferred. In addition, all the equity interests of Hong Kong Limited in various subsidiaries and Sino-foreign joint-ventures were also transferred to Physical Limited at the recorded cost of these investments.

Hong Kong

         The first facility was opened in the Mei Foo Sun Chuen area of Hong Kong, which has a population of approximately 680,000. The Company's first center offered fitness training and spa treatment facilities at a price thought to be affordable by its target middle-class customers. The Mei Foo Center operates under a membership basis and is open to both male and female customers and is the Company's only center that has male members. The Mei Foo Center proved profitable and within a year, it had enrolled more than 700 members and 1,000 clients for spa treatments. In 1990 the Mei Foo Center was expanded by acquiring by the Company's subsidiary an additional 700 square feet, immediately above the existing facility, resulting in a total of 8,000 square feet. The Mei Foo center operates under the name "Physical Health Club".

         The second fitness and spa center under the name "Physical Ladies' Club" was opened in July 1988 on Nathan Road, Tsimshatsui, Kowloon, which is one of the busiest commercial and entertainment areas in the Kowloon area of Hong Kong. The Tsimshatsui Center, consisting at that time of 12,000 sq. ft. (currently expanded to 25,000 sq. ft) is, to the best of the Management's knowledge, to be the first fitness and spa center to provide high quality, Western-styled professional services for fitness training and spa treatment for middle income women customers in Hong Kong. Tsimshatsui Center within a year of its opening, had approximately 2,000 fitness members and 2,000 patrons for spa treatments.

         In March 1990, the business of Physical Health Club and Physical Ladies' Club was transferred to, and consolidated under, Hong Kong Limited (see above).

         To broaden its geographical diversification, Hong Kong Limited opened its third fitness and spa center in Causeway Bay Plaza, Causeway Bay in August, 1990. Located in one of the most popular entertainment areas on Hong Kong Island, the Causeway Bay Center initially occupied a floor space of approximately 18,000 square feet. In the first year of operation, the Causeway Bay Center had approximately 5,000 members and 2,000 patrons for spa services. The Causeway Bay Center experienced an ongoing strong demand for its fitness and spa services, and the Company relocated the Causeway Bay Center to a new 30,000 sq. ft center in June, 1997.

         In order to cater to the market demand in the New Territories area of Hong Kong, Hong Kong Limited opened its fourth fitness and spa center in New Town Tower, Shatin, in September 1992. The Shatin Center is located in a commercial complex in the heart of the densely populated residential and popular entertainment areas in the New Territories. It occupies a floor space of approximately 15,000 square feet. In March 1993, Hong Kong Limited opened another fitness and spa center of approximately 3,000 square feet in Kowloon City to provide facilities to members residing in the south-eastern area of Kowloon.

         As a result of a growing demand for upscale facilities and amenities for spa services in the upper middle market, the Company opened through a newly formed subsidiary, Supreme Resources Limited (see "Company - Organization"), its first upscale market spa treatment center; "Renaissance Beauty Centre". The Renaissance center is situated in an upper income residential area in Central, Hong Kong and provides spa treatment services.

China

         Commencing in the mid-1980's, China commenced market-oriented reforms that were designed to open up and improve the economy and the Chinese standard of living. As economic reforms became successful in China and a large, middle-class market developed, China was targeted as an expansion market where the success in Hong Kong could be duplicated.

         Shanghai, with a booming economy, an influx of foreign investment, and a population of 14 million, was the logical choice for the Company to start its first China location. In January of 1994, the Huang Pu branch was opened in one of Shanghai's busiest shopping districts, through a joint venture company formed between a Chinese enterprise and a newly formed subsidiary of the Company. The center has an area of 15,000 sq. ft. , and within the first year there were over 2,000 fitness members and spa clients. Based upon the positive response to the first facility in Shanghai, the decision was made to open a second Shanghai branch.

         September, 1995 marked the opening of the second center in Shanghai - Hong Qiao branch in Shanghai, situated in the fashionable Hong Qiao Special Economic Development Zone. This center contains approximately 12,000 sq. ft. and is easily accessible to a large residential area and busy commercial district.

         In April, 1996, the Company opened its third fitness/spa center in China in the city of Dalian. Dalian, China, located on the northern peninsula near Korea, is the third largest seaport in China and has a population of approximately 5,600,000. Dalian is the fashion capital of China, hosting the world renowned International Fashion Festival annually, and is also a major tourist destination. Dalian has seen an influx of foreign investment in the past several years, and the purchasing power of these citizens ranks high in the nation. The Company's market research showed a strong existing interest in fitness and spa services, with few choices available to potential customers. Within the first six months of opening, Dalian center had over one thousand fitness members and nearly one thousand spa clients.


THE MARKET


HONG KONG
---------

Fitness
-------

         The concept of preventive health care and physical fitness, which became popular in Hong Kong in the early 1980's, was introduced from the United States and Europe. With the growing affluence of the local population and improvement in their standard of living, people began to immerse in physical exercise to maintain a fit and healthy body. The fitness trend grew in Hong Kong and gained popularity within the high income group initially.

         To cater to this new industry, a number of fitness centers were established in Hong Kong which provided a variety of exercise equipment as well as aerobic dance classes. Private clubs (dining clubs, marina clubs, entertainment clubs) targeted towards the upper income group also began to provide similar services to their members or expanded their existing facilities.

         The majority of these fitness centers targeted the high income group, were very exclusive, and entrance fees or membership fees were generally high. Under this marketing strategy, these fitness centers were restricted to a comparatively small number of potential customers. Additionally, some of these fitness centers were affected by the migration boom of Hong Kong in the mid 1980's. At that time, a large number of professionals migrated from Hong Kong to other countries to pursue educational and economic opportunities. This migration boom affected the customer base of these fitness centers and thus decreased the viability of their business. As a result, fitness centers targeting the high income group in Hong Kong were vulnerable and underwent a period of consolidation. Later on, as the market developed, a market niche emerged for fitness centers catering to the middle income group.

Spa
---

         The spa industry in Hong Kong, which includes the skin care or beauty industry, is rather fragmented with a large number of small operations. It is common that certain spa and beauty treatments are provided by a wide range of establishments including beauty salons, hair salons, and even cosmetic counters situated in department stores. The standard of services for beauty treatments varies widely. Normally, the customer base of these operations is confined to a relatively limited number of frequent customers. Exclusive private clubs that cater to a small percentage of wealthy Hong Kong women and the inconsistent quality and skill level of small operations have increased the demand for middle market skin care treatments in the recent years.

CHINA
-----

Fitness
-------

         In China, the concept of physical fitness has a long history, but it was not widely practiced, except by the 50+ generation. Even China's famous Tai' Chi is seldom practiced by young people. Organized sports for recreation are more popular, though sports centers are in the Management's opinion generally ill equipped and out of date. It appears that intensive training in a particular sport is only available to a minority of people. Physical fitness centers are usually in the form of gymnasiums run by state-owned sports authorities.

         A handful of small clubs with standard facilities have opened in recent years, but offer, in the Management's opinion, a limited selection of locally made, out- of-date equipment (as compared to the equipment used in the Company's centers). Such facilities are frequented by more men than women, as they tend to be equipped with barbells and weights.

         The Company believes that aerobics is gaining popularity with the recent influx of follow-along television programs. The Management observed that the overall improved lifestyle; availability of fast food and convenience foods, increased spending power, and increasingly sedentary lifestyles of Chinese people, has led to a widespread concern for weight control. The Management believes that aerobics especially appeals to women in China, as large percentages of women seem to be concerned with losing weight.

         A number of five-star hotels in China have luxury spas and fitness centers, well-equipped with the latest brands of Western-styled exercise machines (as compared to the Company's facilities). However, the Management believes that the exorbitant fees (in the Company's opinion) prevent any significant competitive impact on the industry. Private dining clubs have become increasingly popular throughout China in the recent years, and usually include small fitness and beauty centers. However, the Company believes that as the focus of these clubs is usually dining, drinking, karaoke and entertainment, they have contributed insignificantly to the industry. (See "Competition")

Spa
---

         The Company noted that Western-styled spa and beauty treatments has become increasingly common and popular in China. Home-treatments, using cosmetics purchased in department stores, have also become very common. However, in the Management's opinion standards of skill and hygiene tend to be poor, as is the quality of products used, as compared to those provided by the Company's centers.

         In recent years, several Hong Kong and Japanese companies have entered the market with small, limited service salons. Several internationally recognized skin care lines, such as Dior, Channel and Elizabeth Arden have recently become available in department stores. Those department stores often hold in-house promotions to demonstrate their products and educate potential customers. It appears that the desire to own anything imported, including cosmetics, is considered prestigious and is therefore highly desired by Chinese women. The Management noticed that the demand for "foreign" spa treatments and beauty salons, and imported products is high. The local and international media is introducing fitness and skin care news to a growing receptive audience. The Company believes that the demand for affordable, value-driven beauty and skin care has increased.

BUSINESS STRATEGY

         The Company believes that it has a strong reputation in the Hong Kong and China markets in which it presently operates. This belief is based on several factors, including continuous operating presence of the Company in Hong Kong for the past 11 years, and the relationships in China established by the Company's executives, management and staff over the last several years. The Company intends to continue its policy of providing what it believes are first-quality, comprehensive fitness and spa services in their respective markets at affordable prices.

         The Company seeks to expand its fitness and spa business from the ground up as opposed to acquiring health and fitness clubs that are poorly managed and/or financially distressed. The Company believes that the end result of repositioning an existing center, which typically includes rebuilding a membership base, renovations, additional equipment leasing, and re-training existing staff, is less desirable than developing a new center.

         The Company intends to build on its momentum, relationships and standard of quality in several ways. First, the Company intends to expand its presence in Hong Kong and China through the establishment of new fitness and spa centers in Hong Kong (see "Business-Organization-Hong Kong") and China (See "Business - Organization - Shenzhen Joint Venture and Zhongshan Joint Venture"), and through the addition of qualified personnel, including fitness instructors and spa personnel in the existing facilities. Second, in conjunction with its expansion, the Company intends to increase the variety of fitness and spa services provided and products sold on a retail basis at each location. For example, the Company currently is developing plans to develop corporate and personal fitness training services in China.

         The Company believes that its experience in and knowledge of the fitness and spa industry in Hong Kong and China, as well as management's continuous presence in Hong Kong (12 years ) and China (over the past 4 years), positions the Company to take advantage of perceived opportunities in this market. Further, demographic developments in Hong Kong and China, continue to create increasing demand for certain fitness and spa services.

- Becoming the market leader in China

         In China, the fitness and spa industry is in its formative stage. In addition there is an image associated with Western luxury consumer goods. The Company is not aware of any Western-style facilities of comparable size or competitors in the fitness and spa industry whose market position is more established than the Company's. Management plans to take advantage of those circumstances and in doing so, become the first entrant into China market.

According to the State Statistic Bureau of China, the population of China is 1.2 billion and there are currently thirty cities with populations in excess of 1 million. The population of China is becoming increasingly urbanized, and the tastes of the urban population is becoming increasingly sophisticated. (Source:
Hong Kong Trade Development Council).

         Forty percent of the population of China lives in coastal areas, where retail sales account for 60% of the country's total retail sales. Population factors and strong spending power have led the Company to target coastal areas for the spas to be developed (i.e. Dalian). Facilities can be linked by a reciprocal membership system, allowing members to use another facility when traveling to other parts of the country. Marketing programs carried out nationwide, in the management's opinion, will enable the Company to benefit from economies of scale, similar to what the Company experiences in Hong Kong.

- Maintaining a Strong Presence in Hong Kong

         The Company has well-established customer base and pre-dominant market share in Hong Kong and is planning to open its seventh location in Tsuen Wan, Hong Kong in July, 1998. The Board of Directors estimates that over 80 percent of the Company's patrons are between the age of 20 to 40. Based on the reports of the Hong Kong Census and Statistics Department, the number of women within the age group of 25 to 45 rose from 850,000 to 1,200,000 between 1986 and mid-1996, representing an increase of 41%. Management believes that the strong position held in the Hong Kong market can be maintained by continuously upgrading facilities and services. The Company monitors this situation continuously, and upgrades the fitness and spa areas on a regular basis. The number of members in each location is also carefully monitored in order to ensure adequate levels of service to individual customers, particularly during peak work-out periods. Branch Managers monitor the situation through direct observation, customer feedback and surveys.

         For spa personnel, intensive training is conducted in the in-house training center and thorough on-the-job instruction. Selected employees are sent to France and Italy to study the latest techniques and to learn about new products on the market. The Company seeks to satisfy its spa clients' needs with the latest technology, expertise and a high level of service.

- Exploring potential markets

         The Company considers its market to be the greater Asia region. The Company is exploring the possibility of opening a new fitness/spa center in Macau in the near future. Macau is a Portuguese colony strategically located at the mouth of the Pearl River on the border of China. Macau is easily accessible by Hong Kong residents via a 45 minute jet foil ride and is a popular vacation destination for both Hong Kong and Chinese residents. Macau has a population of approximately 500,000 of which 50% is female (Hong Kong Trade Development Council). The Company plans to target primarily Macau's local residents.

         The Company is also closely monitoring the market opportunities in other South East Asian countries such as the Philippines, Thailand, Malaysia and Indonesia.

Fitness

         The Centers emphasize the benefits of health, physical fitness and exercise by providing a wide range of exercise equipment from the United States and Europe including free-weights, strength systems and cardiovascular machines from manufacturers such as Life Fitness, Cybex , Flex, and Reebok Skywalker. The Company places a particular emphasis on the quality of its fitness managers and instructors by providing continuous training both in Hong Kong and overseas.

         The centers also conduct daily dance classes which run for approximately 45 minutes and are on a first-come, first-served basis. The Company believes that the number of dance classes conducted by the Centers per day is among the highest in Hong Kong. The variety of dance classes include aerobic dance, step , arms and thighs workout, funk and jazz and are taught by experience instructors. The dance classes are reviewed on a monthly basis and new dance classes are introduced approximately every three months in order to appeal to the interests of members. Since 1995, the Company has recruited fully qualified and experienced aerobic instructors from Australia.

         The Company believes, based on member survey responses, utilization rates and the existence of underutilized space in its centers, that it has sufficient excess capacity at its existing fitness centers to accommodate new membership growth as well as comfortable usage by present members.

Spa Services

         Spa services are open to both members and non-members. However, members of the centers have priority for such service facilities. Over 80 types of spa treatments are offered including facial treatments, various skin care treatments, relaxation programs, personalized make-up application and instruction, and weight-management and massage.

         All of the centers have designated rooms for spa treatments in order to ensure privacy. In view of the popularity of the spa treatments, the centers have a booking system whereby sessions for such treatment are reserved in advance. The centers offer special discounts to patrons for beauty treatments during off-peak hours in order to maintain an even level of customers during the day. In promoting the fitness training services provided by the centers, patrons for spa treatments, who are not members of the centers, are eligible to use all facilities of the centers including fitness training, on the day of their visits for a spa treatment. The Company believes that this additional service offers an advantage over its competitors who engage only in beauty treatments.

         The Company has a broad scale of fees for its spa services and believes that these fees are both affordable and competitive in terms of the quality and variety of services provided at the centers. The centers typically charge the normal fee on spa treatment per session. However, discounts are given to those patrons who purchase prepaid coupons. These coupons are valid without time limit but are usually used within a short time period.

         The Company employs professional spa personnel who hold recognized qualifications and adequate experience. Each center retains a specific manager for spa treatments that supervises the spa personnel and other staff members of the center. Each spa employee serves only one patron during the entire session of spa treatment. The Company places great emphasis on providing continuous training programs for its spa personnel. In order to remain informed of the latest international developments in spa treatments, applications, technology and equipment, the Company arranges both local and overseas training.

Retail

         The Company sells a range of products at each center such as leotards, shorts, T-shirts, training shoes, socks and training suits, including Nike and several U.S. and Australian brand products. The Company also sells European skin care products manufactured in Italy and Spain by Frais Monde and Anibus, respectively. In addition, cosmetics from Frais Monde are offered. The fitness and beauty related products are available in the centers to facilitate the needs of their members.

Membership

         The Company currently offers prospective members a membership plan. Fees for services at each facility depend on the location and demand for such services at that facility. Marketing of the Company's services is targeted towards the middle income female population in the 18 to 34 years old range.

         Under the plans, new members are charged a membership fee upon admission and a monthly fee each month to maintain their membership privileges. The initial membership fees are non-refundable and range from approximately HK$1,400 (US$180) to HK$1,500 (US$194), depending on the diversity of facilities and services available at the club of enrollment, the local competitive environment, as well as the effects of seasonal price strategies. Monthly dues for memberships generally range from HK$168 (US$22) to HK$299 (US$39) during the typical membership period. Prepayment of the monthly fee is encouraged by offering a discount for members who prepay for six or twelve months. Members are also provided on a monthly basis 10 aerobic coupons on free-of-charge basis at Hong Kong locations. Any member who attends additional classes has to purchase coupons at HK$15 (US$2) each. China locations include aerobics classes with monthly dues.

         In order to allow greater flexibility to its members, the Company operates a network system where members may use the facilities provided at the largest centers of the Company at no extra cost. The Centers have long opening hours and are open all year round (except for Chinese New Year), in order to provide continuous service to its members and customers. Generally, they are open from 7:00 a.m. to 10:30 p.m. As with any consumer driven market, it is essential that the services provided by the Company are constantly reviewed, updated and improved. To achieve this, managers from each of the Centers regularly invite comments from members in relation to the services provided. Additionally, the Company constantly seeks to introduce new products and techniques on fitness training and spa treatments in order to improve its services and thus enhance its competitive position.

Sales and Marketing

         The Company devotes substantial resources to the marketing and promotion of its fitness and spa centers and their services because the Company believes strong marketing support is critical to attracting new members both at existing and new fitness centers. Since July, 1988, the Company and its predecessor began to market substantially all of its fitness centers under the service name "Physical Ladies' Club", thereby eliminating the prior practice of using different names for individual locations. See "Business - Trademarks and Trade Names".

         A key component of the Company's marketing strategy is to cluster numerous fitness centers in major media markets in order to increase the efficiency and cost effectiveness of its marketing and advertising programs. The Company spent for advertising and promotion HK$3.7 million (US$480,000) in 1996 compared to HK$2.7 million (US$350,000) in 1995.

         The Company's sales and marketing programs emphasize the benefits of health, physical fitness and exercise by appealing to the public's desire to look and feel better. The success of the Company's marketing efforts are dependent upon the ability of its sales personnel to make effective personal presentations of the benefits of membership to prospective members. The Company believes that these presentations are enhanced by its well-equipped, attractive centers and its "value pricing" membership programs. The Company conducts a variety of marketing efforts. The Company's executives and sales personnel attend trade shows and exhibitions throughout Hong Kong and China. At these trade shows, the Company usually operates a separate promotional exhibit. The Company's executives and marketing personnel also attend and sponsor seminars given to individual end-user organizations or industry groups.

Retail

Corporate Sponsorship

         Since 1993, Nike has sponsored the Company's fitness instructors in China under an annual contract that is renewable each year. Nike supplies each fitness instructor with several different shoes, track suits, T-shirts and caps four times a year. In return, the Company sells only Nike footwear in its China locations. Commencing in 1993, the Company has participated with Evian Water of France in a variety of promotional activities, both China and Hong Kong. Typically, Evian will invite the Company to participate in a variety of promotional events held at trade shows, shopping centers and entertainment venues. In return, the Company sells only Evian bottled water in its China locations.

         The Company has begun marketing, on a retail basis products to its members including apparel manufactured by Nike and leading U.S. and Australian fitness apparel brands . These products are intended to add value to the memberships and increase the Company's revenues. The Company's marketing focus also includes corporate membership sales which are designed to improve productivity. The Company has introduced programs such as corporate on-site aerobics classes to expand the market for its services. In addition to its advertising, personal sales presentations and targeted marketing efforts, the Company is increasingly utilizing in-club marketing programs, open houses and contests for members and their guests foster member loyalty and introduce fitness centers to prospective members and referral incentive programs involve current members in the process of new member enrollments.

Account Collection

         All collections of past-due accounts are handled internally by the Company. Customers who have outstanding unpaid balances are not provided further services until such balances are paid in full. Corporate accounts are handled pursuant to the applicable terms of credit agreements. Local corporate accounts are normally not allowed any special credit. International corporate accounts, which are much larger than the local accounts, can be allowed three to six months credit, with a possibility of extending such period, depending on the account's size and record.

         On September 30, 1996, Mighty System Limited ("MSL"), a subsidiary of the Company engaged in providing marketing services for cosmetics sales (see "Business - Organization") entered into an agreement with a beauty product vendor for the payment of the outstanding marketing fees of HK$4.965 million (US$640,000) by three instalments from December 31, 1996 to June 30, 1997. The outstanding marketing fees were owed to MSL pursuant to a marketing agreement with a beauty product vendor under which agreement MSL was to provide certain marketing and promotional services in China for the vendor's product in return for the marketing fee. The whole amount was satisfied by offsetting the cost of beauty products purchased.

         On September 30, 1996, Regent Town Holdings Limited and Jade Regal Holdings Limited, subsidiaries of the Company (see "Business - Organization"), entered into an agreement with a corporate beauty package subscriber (corporate member) for the payment of the outstanding separate beauty service fees of HK$6.9 million (US$890,000) by three instalments from December 31, 1996 to June 30, 1997. The first instalment of HK$2 million (US$258,000) due on December 31, 1996 was satisfied by the deposit paid on behalf of the Company for the lease improvement fee of the new premises in Hong Kong. The second installment of HK$2 million (US$258,000) due on March 31, 1997 was repaid in cash. The final installment was settled in cash in November, 1997.

COMPETITION

Hong Kong

         The competition of the Company consists of the following.

Upscale Market
--------------

         The Hong Kong upscale market consists of exclusive private clubs which usually provide both fitness services and spa treatments at very high prices. These private clubs are typically oriented towards women and offer a great deal of variety to their customers. Annual membership fees average approximately HK$19,000 (US$2,500) and beauty treatments are charged separately upon usage. These facilities use expensive, name-brand equipment, luxurious decoration, large areas of space up to 30,000 sq ft, and offer a wide range of services to attract customers. The two primary clubs in this category are Philip-Wain and Body by Deborah International Health Spa. There are certain upscale market establishments which provide fitness services only, most are for both male and female, and are concentrated in one area of Hong Kong. The joining fees range from HK$2,000 (US$258) to HK$7,000 (US$903) with monthly membership fees ranging from HK$350 (US$45) to HK$800 (US$103). These establishments range in size from 10,000 sq ft to 30,000 sq ft. Examples are Ray Wilson s California Gym and New York Fitness. Another fitness only company, Tom Turk, was the earliest entrant into the Hong Kong Market, with the first outlet opening in the early 1980's. The Tom Turk facilities have fees that target between the upper and middle market customer, and their two locations are each approximately 30,000 sq. ft. Tom Turk attracts primarily a male clientele and emphasizes their extensive line of free weights, workout equipment and swimming pools. The Company's fitness/spa facilities compete directly primarily with the middle markets (see below), with the exception of Renaissance Beauty Center, which targets upscale market.

Middle Market
-------------

         There are very few establishments in this class which provide both fitness services and spa/ beauty treatments in a single facility. The closest competitor would be a facility called Mid-City, which provides both services for men and women. This facility has only one location with an area of approximately 15,000 sq ft. Another competitor of the Company in the same category is Modern Beauty Salon with six locations of various sizes up to approximately 15,000 sq. ft. An average down payment joining fee of HK$2,000 (US$258) is required to become a member of the above centers. Another establishment which provides only fitness services is The Lift Club. The Lift Club has three outlets in prime locations, with approximately 10,000 sq ft each. The joining fee is HK$1,600 (US$206) and the monthly fee is HK$550 (US$71). The operators of spa/beauty services only which are in direct competition with the Company include Expression, with one location, and Angel Face Beauty Creations (International) Ltd., with nine locations. The management believes that, these facilities do not offer as high a level of fitness equipment and instruction as the Company does and that the Company offers a more comprehensive level of spa treatments than these facilities. The Company targets primarily the middle market.

Low-End Market
--------------

         In this category, most establishments only provide either fitness services or simple beauty treatments. These establishments are usually much smaller in size and have a limited range of services. Representatives of the low-end market include Frank & Wit, The Fitness Gym, Paradise Health Club, Tess Beauty, and Health City. Joining fee to these facilities vary from HK$600 (US$77) to HK$2,000 (US$258), and monthly fees average approximately HK$430 (US$55). In addition, there are numerous smaller facilities operating inside the shopping arcades, and/or associated with hair salons and department stores. Management believes that the Company does not directly compete with this market.

         In the low-end fitness market, the government operates a small number of gymnasium facilities. These are public facilities, open to both men and women for nominal fees.

China

         SPA SERVICES Certain spa services are provided by beauty salons, which are very popular in China and have been in existence for several years. However, most are small scale and offer only basic services in the Company's opinion and as compared to the Company's facilities. Most salons are not modern and do not possess certain international standards of skill and hygiene as most facilities in Hong Kong. In the Management's view, these salons only have access to locally manufactured skin care products, which tend to be low-tech and chemically-based, since it is too costly for a small salon to use imported products. The Company, as an exclusive agent for several professional European skin care lines, maintains the leading edge in skin care. The closest competitors in the spa industry would be several beauty salons with Hong Kong and Japanese investors, including Carita in Shanghai, and Marco, in Dalian. Services in these facilities are somewhat more up to date, though most do not exceed the Company's facilities in size, nor in number of services available, in management's opinion. Most of these salons use common department store skin care products, which prevents them from differentiating themselves in the market. The Company believes that no other salons offer a professional line of skin care products for purchase, except for common, famous-name brands which are also available in department stores.

         FITNESS CENTERS There are several fitness centers in China, especially following the opening of the Company's China facilities in Shanghai and Dalian. The Company believes that its early entry into the market has helped it to achieve the leading name in fitness. The Company believes that it was the first to offer professional, up to date fitness services, up to date group exercise (aerobics) classes, and a full range of modern exercise equipment. Though the Company currently has only three facilities operating in China, the management believes that its name has become already known as the Company has set the standards for the fitness and spa industry for China. The closest competitors are as follows:

Upscale Market
--------------

         There are many upscale recreation clubs in the major cities of China, including Hong Kong City, Shanghai, and the Friendship Club in Dalian. These facilities usually offer dining, bars, karaoke, massage, sauna, exercise, beauty treatments, and occasionally bowling, tennis or golf. However, the trend for such clubs has proven to be most successful when utilized as men's clubs. These clubs are used primarily for entertaining business clients or for high-income business men. Therefore, very little emphasis is placed on the level of service and amenities within the fitness areas. Typically, most are staffed only with receptionists as there is no demand for fitness professionals. Very few women use such facilities. These clubs charge very high joining fees, usually upwards of several thousand US dollars.

         The majority of four and five star hotels have health clubs for outside membership as well as for hotel guests. Usually these clubs have expensive, brand name equipment, and often offer aerobics classes. Most also have luxury shower and spa facilities. However, the price structure is usually comparable to an upscale U.S. health club, and therefore is not affordable to the vast majority of Chinese people. Such clubs cater to the ex-patriate business community, and some are exclusive to such community. Their location, being situated on the hotel premises, often limits size, and they tend to reach full capacity with a low number of members. Since most hotels do not depend on the health club as a major source of revenue, typically very little marketing or membership incentives are used.

Middle Market
-------------

         There are several middle market fitness centers in some of the larger cities in China. Many newly built housing complexes (upscale apartment buildings and "western" style housing villages) have recreation centers. They typically include swimming pools, tennis courts and gyms. In the management's opinion, such facilities are luxurious by Chinese standards, but gyms are commonly unstaffed or only have a receptionist. More and more such centers are providing exercise classes as well, but lack of qualified instructors, in the management's opinion, inhibits growth in this area. Such clubs have recently been opened in Dalian, however, in the management's opinion, none of them matches the Company in size, nor in the range of exercise equipment available, and classes offered and the Company does not see them as the same level competitors. Shanghai has several recently opened middle market clubs, such as DD's Personal Club and YMCA. DD's Personal Club caters primarily to the expatriate market and is therefore limited in growth. YMCA is not situated in a prime location and has not used, in the management's opinion aggressive marketing, and in the management's view to date has not made significant impact on the fitness industry in Shanghai.

Low-End Market
--------------

         Group exercise is an extremely popular activity in China, but mainly done by elderly people. As more interest is created in the younger market, a wider variety of classes are now being offered in government facilities such as gymnasiums, parks and town squares. Such facilities usually are held on a basketball court in a gym, or a recreation hall with large open space. Typically there are no shower, locker, or spa facilities available. The management believes that the popularity of these facilities is due to the nominal fees charged.

Trademarks and Trade Names

         In July 1988, the Company and its predecessor began to market substantially all its fitness centers under the servicemark "Physical Ladies' Club" thereby eliminating the prior practice of using a different trade names for each Center. The Company registered a servicemark under its trade name "Physical Ladies' Club" in Hong Kong and its Chinese equivalent name in China. In the opinion of the Company's trademark counsel in Hong Kong, the registration enables the mark to distinguish the Company's services from similar services of others, although it gives the Company no right to the exclusive use of the words. The servicemark gives the Company a priority over the use of the servicemark by others and the right to reject others from the use of the same name. In China, the Company was only able to register the name in Chinese language pursuant to the Chinese Trademark Law. In the opinion of the Company's trademark counsel, the name "Physical Ladies' Club" is considered a direct reference to the contents and features of the services in the servicemark and as such it cannot be registered as a trademark under the Chinese Trademark Law. The registration of the Chinese name, however, provides the Company with protection of its name on a nation-wide basis and precludes others in China from using the same name as the Company's.

Seasonality

         Historically, the Company has experienced greater sales in the third quarter of each year. In recent years, the Company has lessened this seasonal effect by the use of sales incentives and awards for its sales personnel and members, as well as other marketing initiatives.

Insurance

         The Company maintains liability insurance providing coverage to the Company with respect to accidental bodily injury and accidental loss of or damage to property of any customer or employee of the Company, which would occur in connection with the business of the Company and on the premises of the Company. The Company does not maintain product liability insurance with respect to the beauty products used in its spa treatments.

Research and Development

         The Company's business is service-oriented, therefore it does not have a formal Research & Development department, however, its marketing and training departments are closely following the evolution of international fitness and beauty trends.

Employees

         As of December 31, 1996, the Company has approximately 400 employees, including approximately 100 part-time employees. Approximately 350 employees are involved in fitness and spa operations, including sales personnel, instructors, spa and supervisory personnel. Approximately 50 are administrative support personnel, including accounting, marketing, training and other services.

         The Company is not a party to any collective bargaining agreement with its employees. The Company has not experienced a high turnover of non-management personnel and also has not had difficulty in obtaining adequate replacement personnel, except with respect to sales personnel, which the Company believes have become somewhat more difficult to replace due, in part, to increased competition for skilled retail sales personnel.

Government Regulation

Hong Kong

         The Hong Kong operations and business practices of the Company are subject to regulation at the local level. General rules and regulations, including those of the local consumer protection agencies, apply to the Company's advertising, sales and other trade practices.

         Statutes and regulations affecting the fitness, spa and beauty industries have been enacted or proposed in all of the areas in which the Company conducts business. Typically, these statutes and regulations prescribe certain forms and regulate the terms and provisions of membership contracts, allowing the member the right to cancel the contract within, in most cases, 14 business days after signing, requiring an escrow for funds received from pre-opening sales or the posting of a bond or proof of financial responsibility, and, in some cases, establishing maximum prices and terms for membership contracts and limitations on the term of contracts. In addition, the Company is subject to several other types of regulations governing the sale and collection of memberships, as well as laws governing the collection of debts. These laws and regulations are subject to varying interpretations by local consumer protection agencies and the courts. The Company maintains internal review procedures in order to comply with these requirements and it believes that its activities are in substantial compliance with all applicable statutes, rules and decisions.

         Under typical regulations, members of fitness centers have the right to cancel their un-used memberships for a period of 30 to 60 days after the date the contract was entered into (depending on the applicable law) and are entitled to refunds of any payment made. The specific procedures for cancellation in these circumstances vary according to differing local laws. In each instance, the canceling member is entitled to a refund of prepaid amounts only. Furthermore, where permitted by law, a cancellation fee is due to the Company upon cancellation and the Company may offset such amount against any refund owed. The Company's membership contracts provide that a member's one-time membership fee is non-refundable in case of cancellation.

         The Consumer Council of Hong Kong protects the rights of consumers, including memberships, such as those offered by the Company. The members have a right to dispute the price or quality of the service, if they find it unsatisfactory. The Council also assists consumers in cases of false claims made by the companies with respect to a specific service offered by them. The Company is cautious in advertising its services, and it never promotes or guarantees unrealistic results concerning skin care or fitness services, therefore the Company rarely faces complaints in this respect from its consumers.

         The Company facilities are also subject to building, health and safety laws. The laws require a normal building inspection at the time of renovation of the club facilities and/or fire safety inspection. Since the Company's facilities typically are a part of a large office building for which a license is granted, if the Company does not comply with all the regulations, the landlord would not be granted a license. The Board of Health carries out an inspection of shower and restroom facilities to make sure that they comply with the standards imposed by the Board. In order to have massage services, the law requires a special massage license. The Board of Health and Police Department also hold random inspections of the facilities providing massage services, since there are strict laws requiring that massage therapists be of the same sex as the customers. As the Company is exclusively open to women in all centers, but one, there have been no concerns with this regulation.

China

         In China, the Company's operations and business practices are subject to regulation from the central government, which is often carried out at local levels. There is a Consumer Council in China which is now expanded to most urban areas and whose role is to protect consumers and enforce consumer rights in cases of dispute regarding quality of the product or service or misleading claims. The Consumer Council holds considerable power in China and can impose large fines upon a company it finds in violation of consumer laws. The Consumer Council would often publish a statement against a fined company in a local newspaper.

         China requires a fire safety inspection and license before completion of renovation of the facility. The safety department performs unannounced inspections every year to ensure proper compliance with the regulations, such as maintenance of clear fire exits, extinguishers, smoke detectors and other safety equipment.

         The Board of Health has strict regulations regarding spa facilities and fitness/beauty equipment that is used by many people per day. The Board requires an initial license before opening of the facilities and requires installation of certain anti-bacterial and hygiene equipment. For example, the beauty treatment area is required to have ultra-violet ("UV") disinfection lamps installed within every 5 feet of public space. The law also requires UV disinfection every night for the air, beds and chairs in the area. The Board also requires "hot cabinet" disinfection units for small beauty tools and equipment. In the Company's experience, random inspections of those areas of the spa are often done by the Board of Health.

         The Board of Health also requires an inspection and license for each imported cosmetic or skin care product. The license must be obtained from the Central Government in Beijing and a substantial fee is charged for the testing of each imported product.

         In China, the Board of Health is responsible for monitoring the operation of the Company's spas, however, their strict regulations fall in line with the standards of the Company and therefore, to date, there has been no fine or restriction of the operation of any fitness or spa facility.

         There is a Council for Fair Pricing in China, and every business that sells products or provides services must register their fees with this department. The Council has a right to dispute fees if it deems them unreasonable, however to date, the Council's directives are just a formality which is limited to collecting a registration fee from each business and rarely questions the pricing.

         The Police Department has strict regulations in China regarding massage services and requires (although in the management's experience, it seldom checks for compliance) the Company to ensure that the massage therapist is of the same sex as the customer. A special license is required for massage services, which is in the management's opinion, difficult to obtain. The massage therapist must be certified and licensed by a government affiliation, and must have an annual health examination. Since all the Company's centers in China are exclusively for women and include only female staff, the Company has not been impacted by those regulations.

         China has also regulations which are so restricting, that, in fact, amount to not allowing independently owned fitness and beauty spas by foreign companies. Instead, the regulations encourage joint ventures with a foreign company. Fitness and beauty spas fall under the category of "Entertainment and Recreation", which to date have always been business entities in a form of joint ventures.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's headquarters which include the Company's executive and administrative offices are located at a 30,000 square feet facility in Hong Kong pursuant to a lease expiring February 28, 2003. The Company recently relocated its headquarters and its Causeway Bay location to this location in order to accommodate additional customers, and more extensive lines of fitness and spa treatment equipment.

         On November 27, 1996, the Company entered into a three year lease of approximately 25,000 square feet, to accommodate the relocation of the Tsimshatsui Center, in order to upgrade and accommodate a larger numbers of customers.

         Aggregate rental expense was approximately HK$18.3 million (US$2.4 million) and HK$21.2 million (US$2.7 million) for the year ended December 31, 1995 and 1996, respectively.

         Mei Foo is the only location indirectly partially owned by the Company. The Company ( through its subsidiary, Ever Growth Limited), directly owns 700 sq. ft. of the property where the Mei Foo center is located, which space is used for spa facility. The remaining 7,300 sq. ft., also located in the same building where the spa is, is leased and is used for fitness facilities.

         Set forth below is the information regarding the Company's centers in Hong Kong and China.


                    FITNESS/SPA CENTERS - HONG KONG AND CHINA
                    -----------------------------------------

                                                                                                        Current Monthly
HONG KONG                              Size           Own/Lease     Term Expiration   Renewal Option       Rent (1) (2)
                                       ----           ---------     ---------------   --------------    ---------------

Shop A on 11-F, 12/F-15/F., Lee   30,000 sq. ft.        Lease        2/28/2003           None            HK$1,226,838
Theatre Plaza
99 Percival Street
Causeway Bay, Hong Kong

10/F-12/F., Storeroom on 5/F,     25,000 sq. ft.        Lease        1/31/2000 (3)       3 Years         HK$649,241
Room 701A,  Prestige Tower
23-25 Nathan Road
Tsimshatsui, Hong Kong

Shop Nos. 125 and 131-133         10,000 sq. ft.        Lease        5/19/2001 (4)       2 Years         HK$409,223
Level 1, Grand Central Plaza
Shatin, Hong Kong

18/F - 21/F City Landmark         50,000 sq. ft.        Lease        3/31/2001           5 Years         HK$1,039,000
No. 68 Chung On Street
Tsuen Wan, Hong Kong

Unit 605-609, Level 6 NewTown     3,200 sq. ft          Lease        7/4/1999 (4)        None            HK$111,915
Tower, 10-18
Pak Hok Ting Street
Shatin, Hong Kong

P/F., Stage 8                     8,000 sq. ft.       Own/lease      4/30/1998           None            HK$107,853
122B Broadway Street
Mei Foo Sun Chuen, Hong Kong

14/F., Coda Plaza                 5,000 sq. ft.         Lease        6/30/2000           None            HK$140,062
51 Garden Road
Central, Hong Kong

G/F.,                             3,000 sq. ft.         Lease        6/30/2000           None            HK$59,000
5 Junction Road
Kowloon City, Hong Kong


---------------------

(1)  Monthly rent is paid in HK Dollars
(2) Monthly rent also includes the management fee for property management. Excludes utilities.
(3)  Lease for Room 701A expires on July 31, 1999.
(4) Lease for Unit 901 A and 12/F, New Town Tower, 10-18 Pak Hok Ting Street, Shatin, Hong Kong expired on April 30, 1998. The landlord extended the lease for two additional months at HK$590,208 until June 30, 1998. The Company simultaneously entered with the landlord into an agreement for the new lease at Shop Nos. 125 and 131-133, Level 1, Grand Central Plaza, Shatin, Hong Kong.

                                                                                                        Current Monthly
CHINA                                  Size           Own/Lease     Term Expiration   Renewal Option            Rent(1)
                                       ----           ---------     ---------------   --------------    ---------------
6/F., Huangpu Gymnasium           15,000 sq. ft.        Lease          9/6/2003           None           HK$89,835 (2)
No. 311 Shandong Road (Mid)
Shanghai

4/F., China Wanda Bldg            15,000 sq. ft.        Lease          2/28/2008          None           HK$143,333 (3)
No. 18 Hongda Road
Zhongshan District, Dalian

2/F, 3/F, 4/F, Block B No. 808    12,000 sq. ft.        Lease          12/14/2004         None           HK$173,965 (4)
Hong Qiao Road
Shanghai


----------

(1) Monthly rent is paid in Rmb, with the exception of Dalian property, for which the rent is paid in HK Dollars.
(2)  The monthly rent will increase 10% per year after September 6, 1998.
(3)  The monthly rent increases 5% per year after March 1, 1999.
(4) Combined monthly rent includes management fee. The monthly rent will increase 6% per year beginning May 1, 2001 for 2/F space and commencing December 15, 1997 for 3/F and 4/F space.


         The Company believes that current facilities will be sufficient to satisfy the Company's existing requirements. In its strategy to expand operations, however, the Company may consider opening new locations in China. Although the Company believes that such locations will be available at affordable prices, no assurance can be given. The Company believes that, in the event any of the existing leases that expire within five years are not renewed, adequate alternative space is available in the same areas at comparable rates. In the Company's experience, most premises used for fitness/spa services have an optimum life span of about five years, after which time they need to be improved and/or renovated. The Management believes that the costs of such renovation are not lesser than the cost of acquiring new premises, and therefore the Company is not concerned with the fact that most of its leases do not have renewal options.

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending material legal proceedings to which the Company or any of its properties is subject, nor to the knowledge of the Company, are any such legal proceedings threatened.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In fiscal 1996 the shareholders of the Company approved the share exchange transaction with Ngai Keung Luk and the name change of the Company to "Physical Spa & Fitness, Inc." by written consent action of the majority shareholders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's Common Stock has been listed on the Bulletin Board of the NASD's over-the-counter market under the symbol PFIT, since December 1996, but has been traded only sporadically.

         The last reported closing bid price of Common Stock reported by NASD was on June 18, 1999 at $0.15 per share of Common Stock. As of June 30, 1998, there were approximately 624 record holders of the Company's Common Stock. The Company effected a 1.333333-for-1 reverse split of its Common Stock in October 1997 and a 1-for-1.333333 forward stock split in June 1998.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Overview
--------

General

         The following discussion should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Overview

         The Company, through its predecessor companies and its subsidiaries, has been an established commercial operator of fitness and spa centers in Hong Kong and China since 1986 (see "Company - History"). The Company currently operates nine facilities: six in Hong Kong and three in China. Based on the number of the members of the Company's facilities, management believes that the Company is one of the top providers of fitness facilities and spa and beauty treatment services in Hong Kong and China, with approximately 55,000 members. The Company offers to its customers, at each location, access to a wide range of U.S.- styled fitness and spa services.

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

RESULTS OF OPERATIONS

         The Company's revenues are derived from its two main lines of business of fitness and spa services in three principal ways: sale of memberships to fitness facilities, monthly membership fees and the sale of beauty treatments. The sale of beauty products and exercise clothing also contributes an insignificant amount to the total revenues. In respect to fitness services, customers are invited to join as a member at a fee currently set at HK$2,000(US$258) for one person (as of December 31, 1996). (A current promotion allows two people for one joining fee.) A monthly subscription fee of HK$280(US$36) is charged to each customer for the usage of the fitness center and spa area (as of December 31, 1996).

         In respect to beauty treatments, the customers may purchase single treatments, or in packages of ten or more treatments, with quantity discounts available. There is a wide range of beauty treatments available at prices ranging from HK$200 (US$26) to HK$3,000 (US$388) (as of December 31, 1996).

         The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.



RESULTS OF OPERATIONS

                                                           Years Ended
                                  September 30,            December 31,
                                  -------------         -------------------
                                     1994                1995       1996
                                     ----                ----       ----
Operating Revenues                  100.00%             100.00%    100.00%
Total operating expenses             79.86%              71.34%     70.27%
Operating income                     20.13%              28.66%     29.73%
Income before income taxes
  and minority interests             19.73%              28.23%     29.77%
Provision for income and
  deferred taxes                      2.55%               5.20%      7.68%
Minority interests                    1.65%               2.46%      1.95%
Net income                           15.53%              20.56%     20.14%
                                     ======              ======     ======


Fiscal Year Ended December 31, 1996 Compared to Fiscal Year Ended
December 31, 1995
-----------------------------------------------------------------

         Operating Revenues. The Company's operating revenues increased significantly in the fiscal year ended December 31, 1996 as compared to the fiscal year ended December 31, 1995. Operating revenues for the fiscal year ended December 31, 1996 totaled HK$111,230,000 (US$14,352,000) compared to HK$85,262,000 (US$11,002,000) in the fiscal year ended December 31, 1995, representing an increase of 30%. Operating revenues derived by the Company's fitness services increased 32% to HK$37,069,000 (US$4,783,000) compared to HK$28,075,000 (US$3,623,000) in the fiscal year ended December 31, 1995. Fitness revenues as a percentage of total revenues were 33% in the fiscal year ended December 31, 1996, the same as in the fiscal year ended December 31, 1995. The increased operating revenue reflects increased marketing efforts for the Hong Kong locations and the opening of the Dalian, China center.

         Operating revenues from the Company's beauty treatment business totaled HK$72,260,000 (US$9,324,000) compared to HK$53,059,000 (US$6,846,000) in the fiscal year ended December 31, 1995, representing an increase of 36%. Beauty treatment revenues as a percentage of total revenues were 65% in the fiscal year ended December 31, 1996 as compared to 62% in the fiscal year ended December 31, 1995.

         Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$81,990,000 (US$10,579,000), or 74% of total operating revenues in the fiscal year ended December 31, 1996 as compared to HK$69,243,000 (US$8,935,000) or 81% of total operating revenues in the fiscal year ended December 31, 1995.

         Operating revenues derived from the Company's China locations generated HK$29,240,000 (US$3,773,000) or 26% of total operating revenues in the fiscal year ended December 31, 1996 as compared to HK$16,019,000 (US$2,067,000) or 19% of total operating revenues in the fiscal year ended December 31, 1995.

         The number of centers increased to nine at the fiscal year ended December 31, 1996 compared to eight centers at the fiscal year ended December 31, 1995, reflecting the opening of the Dalian, China center in April, 1996.

         Operating Expenses. The Company's operating expenses for the fiscal year ended December 31, 1996 totaled HK$79,553,000 (US$10,265,000) compared to HK$60,827,000 (US$7,849,000) in the fiscal year ended December 31, 1995, representing an increase of 31%. Operating expenses as a percentage of total revenues were 72% in the fiscal year ended December 31, 1996 as compared to 71% in the fiscal year ended December 31, 1995.

         Operating expenses associated with the Company's Hong Kong locations were HK$60,929,000 (US$7,862,000), representing an increase of 18% as compared to HK$51,598,000 (US$6,658,000) in the fiscal year ended December 31, 1995. Hong Kong operating expenses represented 77% of total operating expenses in the fiscal year ended December 31, 1996 as compared to 85% of total operating expenses in the fiscal year ended December 31, 1995.

         Operating expenses associated with the Company's China locations were HK$18,624,000 (US$2,403,000), representing an increase of 102% as compared to HK$9,229,000 (US$1,191,000) in the fiscal year ended December 31, 1995. Operating expenses in China represented 23% of total operating expenses in the fiscal year ended December 31, 1996 as compared to 15% of total operating expenses in the fiscal year ended December 31, 1995. The increase in operating expenses was primarily due to inflation and additional marketing, administrative, salary and rental costs incurred by the new center in Dalian, China.

         Total Non-Operating Expenses (Income). Total non-operating expenses (income) for the fiscal year ended December 31, 1996 totaled net income of HK$43,000 (US$6,000) compared to a net expense of HK$368,000 (US$47,000) in the fiscal year ended December 31, 1995, representing an increase of HK$411,000 (US$53,000) or 112%.

         Provision for Income Taxes. Provision for income taxes for the fiscal year ended December 31, 1996 totaled HK$8,398,000 (US$1,083,000) compared to HK$4,434,000 (US$572,000) in the fiscal year ended December 31, 1995, representing an increase of 89%. The effective tax rate of operating income was 26% and 18% respectively. The increase in the effective tax rate of operating income was due to the 33% income tax rate in China and a provision of deferred taxation of HK$1,451,000 (US$187,000) in Hong Kong. As the contribution from China operations increased, the higher income tax rate applicable in China therefore made up a larger portion of the tax provision.

         Net Income. The Company's net income for the fiscal year ended December 31, 1996 totaled HK$21,111,000 (US$2,724,000) compared to HK$17,533,000
(US$2,262,000) in the fiscal year ended December 31, 1995, representing an increase of 20%. The net income margin for the fiscal year ended December 31, 1996 was 19% and was 21% for the fiscal year ended December 31, 1995. The increased net income reflects intensified marketing efforts that resulted in an additional contribution from existing centers in Hong Kong and China and a contribution from the new center in Dalian, China that opened in April, 1996.

FISCAL YEAR ENDED DECEMBER 31, 1995 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1994
----------------------------------------------------------------------------

         OPERATING REVENUES. The Company's operating revenues increased significantly in the fiscal year ended December 31, 1995 as compared to the fiscal year ended September 30, 1994. Operating revenues for the fiscal year ended December 31, 1995 totaled HK$85,262,000 (US$11,002,000) compared to HK$69,651,000 (US$8,987,000) in the fiscal year ended September 30, 1994, representing an increase of 22%. Operating revenues derived by the Company's fitness services increased 16% to HK$28,075,000 (US$3,623,000) compared to HK$24,229,000 (US$3,127,000) in the fiscal year ended September 30, 1994. Fitness revenues as a percentage of total revenues were 33% in the fiscal year ended December 31, 1995 as compared to 35% in the fiscal year ended September 30, 1994.

         Operating revenues for the Company's beauty treatment business totaled HK$53,059,000 (US$6,846,000) compared to HK$42,463,000 (US$5,478,000) in the fiscal year ended September 30, 1994, representing an increase of 25%. Beauty treatment revenues as a percentage of total revenues were 62% in the fiscal year ended December 31, 1995 as compared to 61% in the fiscal year ended September 30, 1994.

         Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$69,243,000 (US$8,935,000), or 81% of total operating revenues in the fiscal year ended December 31, 1995 as compared to HK$61,316,000 (US$7,912,000) or 88% of total operating revenues in the fiscal year ended September 30, 1994.

         Operating revenues derived from the Company's China locations generated HK$16,019,000 (US$2,067,000) or 19% of total operating revenues in the fiscal year ended December 31, 1995 as compared to HK$8,335,000 (US$1,076,000) or 12% of total operating revenues in the fiscal year ended September 30, 1994.

         The number of centers increased to eight at the fiscal year ended December 31, 1995 compared to seven centers at the fiscal year ended September 30, 1994, reflecting the opening of the Hongqiao, Shanghai center in September, 1995.

         OPERATING EXPENSES. The Company's operating expenses for the fiscal year ended December 31, 1995 totaled HK$60,827,000 (US$7,849,000) compared to HK$55,625,000 (US$7,177,000) in the fiscal year ended September 30, 1994, representing an increase of 9%.

         Operating expenses as a percentage of total revenues were 71% in the fiscal year ended December 31, 1995 as compared to 80% in the fiscal year ended September 30, 1994.

         Operating expenses associated with the Company's Hong Kong locations were HK$51,598,000 (US$6,658,000), representing an increase of 3% as compared to HK$50,232,000 (US$6,481,000) in the fiscal year ended September 30, 1994. Hong Kong operating expenses represented 85% of total operating expenses in the fiscal year ended December 31, 1995 as compared to 90% of total operating expenses in the fiscal year ended September 30, 1994.

         Operating expenses associated with the Company's China locations were HK$9,229,000 (US$1,191,000), representing an increase of 71% as compared to HK$5,393,000 (US$696,000) in the fiscal year ended September 30, 1994. Operating expenses in China represented 15% of total operating expenses in the fiscal year ended December 31, 1995 as compared to 10% of total operating expenses in the fiscal year ended September 30, 1994. The increase in operating expenses was primarily due to inflation and additional marketing, administrative, salary and rental costs incurred by the new center in Hongqiao, Shanghai center that opened in September, 1995.

         TOTAL NON-OPERATING EXPENSES (INCOME). Total non-operating expenses for the fiscal year ended December 31, 1995 totaled a net expense of HK$368,000 (US$47,000) compared to a net expense of HK$278,000 (US$36,000) in the fiscal year ended September 30, 1994, representing an increase of HK$90,000 (US$12,000) or 32%.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the fiscal year ended December 31, 1995 totaled HK$4,434,000 (US$572,000) compared to HK$1,779,000 (US$230,000) in the fiscal year ended September 30, 1994, representing an increase of 149%. The effective tax rate of operating income was 18% and 13% respectively. The increase in the effective tax rate of operating income was due to the 33% income tax rate in China. As the contribution from China operations increased, the higher income tax rate applicable in China therefore made up a larger portion of the tax provision.

         NET INCOME. The Company's net income for the fiscal year ended December 31, 1995 totaled HK$17,533,000 (US$2,262,000) compared to HK$10,820,000
(US$1,396,000) in the fiscal year ended September 30, 1994, representing an increase of 62%. The net income margin for the fiscal year ended December 31, 1995 was 21% compared to 16% for the fiscal year ended September 30, 1994. The increased net income reflects ongoing marketing efforts that resulted in an additional contribution from existing centers in Hong Kong and China and a contribution from the new Hongqiao, Shanghai center that opened in September, 1995.

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

         Short-term bank loans exceeded the cash and bank balances by HK$3,118,000 (US$400,000), which gave rise to the negative cash and cash equivalent balance for period ended December 31, 1996, while total indebtedness was HK$30,725,000 (US$3,966,000) at December 31, 1996.

         Net cash provided by operating activities were HK$32,234,000 (US$4,159,000), HK$31,651,000 (US$4,084,000), and HK$32,345,000 (US$4,172,000)
for Fiscal Year 1994, Fiscal Year 1995 and Fiscal Year 1996, respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$23,427,000 (US$3,023,000), HK$14,274,000 (US$1,842,000), HK$24,266,000 (US$3,132,000) for
Fiscal Year 1994, Fiscal Year 1995,and Fiscal Year 1996, primarily as a result of expenditures for property, plant and equipment. Net cash used in financing activities, which mainly include proceeds from bank loans, net interest and repayment, were HK$2,816,000 (US$363,000), HK$14,952,000 (US$1,929,000),
HK$10,156,000 (US$1,308,000) and HK$4,225,000 (US$545,000) in Fiscal Year 1994,
Fiscal Year 1995 and Fiscal Year 1996.

         The Company obtained a term loan in the amount of HK$1,000,000 (US$129,000) from Shanghai Commercial Bank Limited in Fiscal Year 1996 in connection with payment of rental deposits for the new Causeway Bay center (relocation of an existing center). This loan is secured by leasehold property in Hong Kong owned by relatives of Mr. Luk and is repayable in one lump sum on November 6, 1997. No consideration has been paid by the Company for such security. See Notes to Financial Statements.

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

         Capital expenditure for Fiscal Years 1994, 1995 and 1996 were HK$23,435,000 (US$3,024,000), HK$20,427,000 (US$2,636,000)and HK$25,375,000
(US$3,274,000), respectively. The Company believes that cash flow generated from its operations and its existing credit facilities should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months.

         YEAR 2000 DISCLOSURE

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Company is undergoing a system redevelopment project to improve the efficiency of the system with respect to changing its computer programs to properly identify a year in the year field. The cost of such new system is estimated to be HK$800,000 (US$103,000) and the implementation time is expected to begin in 1998. The Company has already obtained an estimate of the cost from the software service company, and in the opinion of the Management such cost can be controlled as proposed. The Company expects to incur the following maintenance charges for the new system:

         1998                       HK$120,000 (US$15,500)
         1999                       HK$ 96,000 (US$12,400)
         2000 and onwards           HK$ 64,000 (US$8,300)

The Company believes that the estimated cost of the new system should not have a significant impact on the cash flow of the Company.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements of the Company required to be included in Item 7 are set forth in the Financial Statements Index.

Independent Auditors' Report of William D. Lindberg......................F-1


Consolidated Balance Sheets as of as of December 31,
1996 and 1995............................................................F-2

Consolidated Statements of Operations for
and the years ended December 31, 1996 and 1995, and
for the year ended September 30, 1994
and for the three months from October 1, 1994
to December 31, 1994.....................................................F-4

Consolidated Statements of Stockholders' Equity
the years ended December 31, 1996 and 1995, and
for the year ended September 30, 1994
and for the three months from October 1, 1994
to December 31, 1994.....................................................F-6

Consolidated Statements of Cash Flows for the
years ended December 31, 1996 and 1995, and for
the year ended September 30, 1994
and for the three months from October 1, 1994
to December 31, 1994.....................................................F-8

Notes to Consolidated Financial Statements..............................F-11

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  ============================================



                       AUDITED CONSOLIDATED BALANCE SHEETS

                  AS OF DECEMBER 31, 1995 AND DECEMBER 31, 1996

                                       AND

                    AUDITED CONSOLIDATED STATEMENTS OF INCOME
                 CASH FLOWS AND CHANGES IN SHAREHOLDERS' EQUITY

                      FOR THE YEAR ENDED SEPTEMBER 30, 1994
         FOR THE THREE MONTHS FROM OCTOBER 1, 1994 TO DECEMBER 31, 1994

                                       AND

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996

                         TOGETHER WITH AUDITORS' REPORT

                               WILLIAM D. LINDBERG
                           CERTIFIED PUBLIC ACCOUNTANT
                               1064 CLIPPER COURT
                              COSTA MESA, CA. 92627



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO PHYSICAL SPA & FITNESS INC.


I have audited the accompanying consolidated balance sheets of Physical Spa & Fitness Inc. (a Delaware corporation) (the "Company") and its subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the year ended September 30, 1994, the three months from October 1, 1994 to December 31, 1994 and the years ended December 31, 1995 and 1996 expressed in Hong Kong Dollars. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Physical Spa & Fitness Inc. and its subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for the year ended September 30, 1994, the three months from October 1, 1994 to December 31, 1994 and the years ended December 31, 1995 and 1996 in conformity with generally accepted accounting principles.



                                            WILLIAM D. LINDBERG


Costa Mesa, California,
June 15, 1999

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------


                    AUDITED CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE YEAR ENDED SEPTEMBER 30, 1994,
              THE THREE MONTHS FROM OCTOBER 1, TO DECEMBER 31, 1994
                                       AND
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996
                 ----------------------------------------------
                                                                                 (Amounts in thousands)

                                                          Year ended      October 1
                                                          September          to          Year ended             Year Ended
                                                             30,         December 31,    December 31,           December 31,
                                                            1994            1994            1995                   1996
                                                         -----------     -----------     -----------     -------------------------
                                                              HK$             HK$             HK$             HK$           US$

Operating Revenues
Fitness service                                              24,229           5,433          28,075          37,069         4,783
Beauty treatments                                            42,463          14,343          53,059          72,260         9,324
Others                                                        2,959           1,329           4,128           1,901           245
                                                         -----------     -----------     -----------     -----------   -----------

Total operating revenues                                     69,651          21,105          85,262         111,230        14,352
                                                         -----------     -----------     -----------     -----------   -----------

Operating Expenses
Salaries and commissions                                     17,787           4,727          18,609          23,797         3,071
Rent and related expenses                                    16,947           4,367          18,250          21,185         2,734
Depreciation                                                  6,877           2,456           8,885          11,393         1,470
Other selling and administrative expenses                    14,014           4,641          15,083          23,178         2,990
                                                         -----------     -----------     -----------     -----------   -----------

Total operating expenses                                     55,625          16,191          60,827          79,553        10,265
                                                         -----------     -----------     -----------     -----------   -----------

Income from operations                                       14,026           4,914          24,435          31,677         4,087
                                                         -----------     -----------     -----------     -----------   -----------

Non-operating (income) expenses

Other (income), net                                            (879)           (189)           (790)           (885)         (114)
Interest expenses                                             1,157             219           1,158             842           109
Loss on shut down of a beauty center                                          1,332               -
                                                         -----------     -----------     -----------     -----------   -----------

Total non-operating (income) expenses                           278           1,362             368             (43)           (5)
                                                         -----------     -----------     -----------     -----------   -----------

Income before income taxes and minority interests            13,748           3,552          24,067          31,720         4,092

Provision for income taxes                                    1,779           1,169           4,434           8,398         1,083
                                                         -----------     -----------     -----------     -----------   -----------

Income before minority interests                             11,969           2,383          19,633          23,322         3,009

Minority interests                                            1,149             683           2,100           2,211           285
                                                         -----------     -----------     -----------     -----------   -----------

Net income                                                   10,820           1,700          17,533          21,111         2,724
                                                         ===========     ===========     ===========     ===========   ===========

Earnings per common share                                      1.08            0.17            1.75            2.11          0.27
                                                         ===========     ===========     ===========     ===========   ===========

Number of shares outstanding (in thousands)                  10,000          10,000          10,000          10,000        10,000
                                                         ===========     ===========     ===========     ===========   ===========


Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate quoted by the Asian Wall Street Journal on March 31, 1999 of US$1.00 = HK$7.75. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 1999 or at any other certain rate.

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                       AUDITED CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1995 AND 1996
                        --------------------------------

         (Amounts in thousands, except number of shares and share data)

                                                     December 31,            December 31,
                                                        1995                    1996
                                                     -----------    -------------------------------
                                                          HK$             HK$             US$
  ASSETS

Current assets
Cash and cash equivalents                                   901            2,509          324
Trade receivables                                         7,232           14,820        1,912
Rental and utility deposits                               3,033            4,735          611
Prepayments to vendors and suppliers and other
current assets                                            4,278           11,808        1,524
Inventories                                               1,695            6,456          833
Due from related companies                                    -            1,986          256
Due from a shareholder - current portion                 13,264            5,566          718
                                                     -----------     ------------  -----------

Total current assets                                     30,403           47,880        6,178
                                                     -----------     ------------  -----------

Due from a shareholder - non-current portion                  -           10,885        1,404
Prepayments for construction-in-progress                      -           12,011        1,550
Property, plant and equipment, net                       41,131           46,917        6,054
                                                     -----------     ------------  -----------

Total assets                                             71,534          117,693       15,186
                                                     ===========     ============  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Short-term bank loans                                     2,050           5,627           726
Long-term bank loans - current portion                    4,028           1,827           236
Accounts payable and accrued expenses                     5,036           8,317         1,073
Obligations under finance leases- current portion            87           2,257           291
Deferred income                                          19,720          22,042         2,844
Income taxes payable                                      9,772          14,752         1,904
Taxes other than income                                     952           9,257         1,194
                                                     -----------     ------------  -----------

Total current liabilities                                41,645          64,079         8,268
                                                     -----------     ------------  -----------

Long-term bank loans                                      1,066             240            31
Long-term loans from third parties                       12,757          13,916         1,796
Loans from minority shareholders of subsidiaries          6,360           5,160           666
Obligations under finance leases - non current
portion                                                      94           1,698           219
Deferred taxation                                             -           1,451           187
Minority interests                                        4,540           4,857           627

Shareholders' equity:
Common stock, par value US$ 0.001 each,
     100 million shares authorized;
     10 million shares outstanding                           78              78            10
Cumulative translation adjustment                           (37)             72             9
Retained earnings                                         5,031          26,142         3,373
                                                     -----------     ------------  -----------

Total shareholders' equity                                5,072          26,292         3,392
                                                     -----------     ------------  -----------

Total liabilities and shareholders' equity               71,534         117,693        15,186
                                                     ===========     ============  ===========


Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate quoted by the Asian Wall Street Journal on March 31, 1999 of US$1.00 = HK$7.75. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 1999 or at any other certain rate.


                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                  AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEAR ENDED SEPTEMBER 30, 1994,
         THE THREE MONTHS FROM OCTOBER 1, 1994 TO DECEMBER 31, 1994 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996
                 ----------------------------------------------

                                                                                (Amounts in thousands)

                                                          Year ended      October 1
                                                          September          to          Year ended             Year Ended
                                                             30,         December 31,    December 31,           December 31,
                                                            1994            1994            1995                   1996
                                                         -----------     -----------     -----------     -------------------------
                                                              HK$             HK$             HK$             HK$           US$

Cash flows from operating activities:

Net income                                                   10,820           1,700          17,533          21,111         2,724

Adjustments to reconcile net income to net
cash provided by operating activities:
Minority interests                                            1,149             683           2,100           2,211           285
Depreciation                                                  6,877           2,456           8,885          11,393         1,470
Loss (gain) on disposal of fixed assets                          (1)          1,332             230              18             2

(Increase) Decrease in assets:
Trade receivables                                              (200)           (800)         (4,788)         (6,192)         (799)
Deposits, prepayments and other current assets               (3,839)         (2,028)         (1,187)         (9,232)       (1,191)
Inventories                                                    (106)              -          (1,589)         (4,761)         (615)
Due from related companies                                    5,963             (99)          2,429          (1,986)         (256)

Increase (Decrease) in liabilities:
Accounts payable and accrued expenses                          6726          (4,126)           (809)          3,281           424
Deferred income                                               1,752          (1,911)          4,518           2,322           300
Income taxes payable                                          1,338             446           2,510           4,980           643
Taxes other than income                                         712             974             662           6,909           891
Deferred taxation                                                 -               -                           1,451           187
                                                         -----------     -----------     -----------     -----------   -----------

Net cash provided by operating activities                    31,191          (1,373)         30,494          31,505         4,065
                                                         -----------     -----------     -----------     -----------   -----------


Cash flows from investing activities:

Prepayments for construction-in-progress                                          -               -          (7,084)         (914)
Acquisition of property, plant and equipment                (23,435)           (351)        (20,427)        (18,291)       (2,360)
Sales proceeds from disposal of  property,
plant and equipment                                               8              68           6,153           1,109           143
                                                         -----------     -----------     -----------     -----------   -----------


Net cash used in investing activities                       (23,427)           (283)        (14,274)        (24,266)       (3,131)
                                                         -----------     -----------     -----------     -----------   -----------

Cash flows from financing activities
(Settlement) Proceeds of short-term bank loans               (4,932)            114          (2,198)          3,577           462
Decrease (Increase) in due from a shareholder                (1,525)            967           2,707          (3,187)         (411)
Payment of dividends to a shareholders                            -               -         (29,979)              -
Payment of dividend to minority shareholders                                                      -          (2,821)         (364)
Proceeds from long-term bank loans                            2,500           1,000           3,000           1,000           129
Repayment of long-term bank loans                              (474)         (1,226)         (2,193)         (4,027)         (520)
Proceeds from (Settlement of) long-term
loans from third parties                                                          -          12,757           1,159           150
Capital element of finance lease rental
payments                                                     (8,633)            (22)            (87)         (1,152)         (149)
Capital contribution of the Chinese joint
venture partner into a joint venture                                              -               -             911           118
Repayment of loans from minority
shareholders of subsidiaries                                  6,359               -               -          (1,200)         (155)
                                                         -----------     -----------     -----------     -----------   -----------

Net cash provided by (used in) financing
activities                                                   (6,705)            833         (15,993)         (5,740)         (740)
                                                         -----------     -----------     -----------     -----------   -----------




                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

             AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                     FOR THE YEAR ENDED SEPTEMBER 30, 1994,
         THE THREE MONTHS FROM OCTOBER 1, 1994 TO DECEMBER 31, 1994 AND
                   THE YEARS ENDED DECEMBER 31, 1995 AND 1996
                   ------------------------------------------

                                                                 (Amounts in thousands)

                                                          Year ended      October 1
                                                          September          to          Year ended             Year Ended
                                                             30,         December 31,    December 31,           December 31,
                                                            1994            1994            1995                   1996
                                                         -----------     -----------     -----------     -------------------------
                                                              HK$             HK$             HK$             HK$           US$


Net increase (decrease) in cash and cash
equivalents                                                   1,059            (823)            227           1,499           194

Cash and cash equivalents,
at beginning of year                                            475           1,494             639             901           116

Cumulative translation adjustments                              (40)            (32)             35             109            14
                                                         -----------     -----------     -----------     -----------   -----------

Cash and cash equivalents, at end of year                     1,494             639             901           2,509           324
                                                         ===========     ===========     ===========     ===========   ===========














Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate quoted by the Asian Wall Street Journal on March 31, 1999 of US$1.00 = HK$7.75. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 1999 or at any other certain rate.

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------


                       AUDITED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE YEAR ENDED SEPTEMBER 30, 1994, AND
         THE THREE MONTHS FROM OCTOBER 1, 1994 TO DECEMBER 31, 1994 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996
                 ----------------------------------------------

                 (Amounts in thousands, except number of shares)


                                                                       Cumulative
                             Common        Common         Retained     Translations
                              Stock         Stock         Earnings     Adjustments       TOTAL
                           ------------  ------------    ------------  ------------  ------------
                             Number          HK$             HK$           HK$            HK$
  Balance at September
  30, 1993                  10,000,000            78           4,957                       5,035


  Net income                                                  10,820                      10,820

  Translation adjustment                                                       (40)          (40)
                           ------------  ------------    ------------  ------------  ------------

  BALANCE AT SEPTEMBER
  30, 1994                  10,000,000            78          15,777           (40)       15,815

  Net income                         -             -           1,700             -         1,700
  Translation adjustment             -             -               -           (32)          (32)
                           ------------  ------------    ------------  ------------  ------------

  BALANCE AT DECEMBER
  31, 1994                  10,000,000            78          17,477           (72)       17,483

  Net income                         -             -          17,533             -        17,533
  Dividend paid                                              (29,979)                    (29,979)
  Translation adjustment             -             -               -            35            35
                           ------------  ------------    ------------  ------------  ------------

  BALANCE AT DECEMBER
  31, 1995                  10,000,000            78           5,031           (37)        5,072

  Net income                         -             -          21,111             -        21,111
  Translation adjustment             -             -               -           109           109
                           ------------  ------------    ------------  ------------  ------------

  BALANCE AT DECEMBER
  31, 1996                  10,000,000            78          26,142            72        26,292
                           ============  ============    ============  ============  ============


                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                 (Amounts in thousands, except number of shares,
                   per share data and unless otherwise stated)


1.       ORGANIZATION AND PRINCIPAL ACTIVITIES
         -------------------------------------

Physical Spa & Fitness Inc. ("the Company") was incorporated on September 21, 1988 under the laws of the United States of America under the name of Foreclosed Realty Exchange Inc. The Company was incorporated with a share capital of 100 million common shares with par value of US$0.001 each. 10 million common shares were issued and outstanding as of December 31, 1996. The Company is a U.S. public company listed on the National Association of Securities Dealers Automated Quotations.

Physical Beauty & Fitness Holdings Limited ("Physical Holdings") was incorporated on March 8, 1996 under the laws of the British Virgin Islands ("BVI") with a capital of one common share being held by a shareholder ("the Shareholder"). Physical Holdings has interests in various companies ("Operating Subsidiaries") operating fitness and beauty centres ("Fitness Centres") and other related businesses in Hong Kong and the People's Republic of China ("the PRC").

Pursuant to a Share Exchange Agreement entered into between the Company and Physical Holdings on August 8, 1996, the Shareholder transferred his controlling interest in the outstanding stock of Physical Holdings in exchange for 80% of the outstanding common shares of the Company. The transaction was completed on October 21, 1996 when the Company became the ultimate holding company of Physical Holdings and the Operating Subsidiaries. As part of the above transaction, certain shareholders of the Company also transferred 990,000 common shares to Goodchild Investments Limited ("Goodchild"). Accordingly, the Shareholder and Goodchild became the major shareholders of the Company. In February, 1998, Goodchild sold all its common shares of the Company in a private transaction to a Japanese institutional investor.

On November 27, 1996, the Company changed its name to Physical Spa & Fitness,
Inc.

The Shareholder's interests in the fitness and beauty centres in Hong Kong and the PRC and other related businesses were originally conducted through Physical Health Centre Hong Kong Limited ("Physical HK"), a Hong Kong corporation established on March 2, 1990 by two principal shareholders ("the Principal Shareholders"), one of which is the Shareholder. In 1994, the share capital was increased and additional shares were issued to the Principal Shareholders as well as other shareholders.

Physical HK was established to succeed and continue the operation of two Fitness Centres and other related businesses previously operated by the Principal Shareholders in Hong Kong in the form of a sole proprietorship.

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES  (CONT'D)
         -------------------------------------

During the period from 1990 to 1996, Physical HK and Physical Holdings expanded their scope of operations by acquiring and establishing several subsidiary companies and by forming Sino-foreign joint ventures in the PRC to operate seven additional Fitness Centres in Hong Kong, two in Shanghai and one in Dalian, the PRC, and other related businesses. These subsidiary companies were all formerly jointly-owned by the Principal Shareholders or solely by the Shareholder. The respective equity interests were transferred by the Principal Shareholders to Physical HK or Physical Holdings throughout 1993 to 1996 at the original cost of the respective investments.

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

The transfer of the Shareholder's interests in Physical Holdings and the Operating Subsidiaries was a reorganization of companies under common control and has been accounted for effectively as a pooling of interests, and the consolidated financial statements of the Company have been presented as if the Operating Subsidiaries had been owned by the Company since their date of incorporation or acquisition by the Shareholder whichever is later.

The details of Physical Holdings and the Operating Subsidiaries and their principal activities as of the date of this report are summarized below:


                                        Date of                        Equity interest
                                      acquisition/        Place of       owned by the
          Name of Company              formation        incorporation      Company         Principal activities
------------------------------------ --------------------------------- ------------------  ------------------------
                                                                       Direct   Indirect
                                                                       ------   --------
Physical Beauty & Fitness Holdings   March 8, 1996           BVI        100%       -       Investment holding
Limited ("Physical Holdings")

Physical Health Centre Hong Kong     March 2, 1990         Hong Kong     91.4%     -       Operating 5 Fitness
Limited ("Physical HK")                                                                    Centres in Hong Kong

Regent Town Holdings Limited         September 20, 1993      BVI         88.5%     -       Investment holding
("Regent")

                                                                                           Operating a beauty
Supreme Resources Limited            September 29, 1994    Hong Kong     70%       -       treatment centre in
("Supreme")                                                                                Hong Kong

Physical Health Centre (Zhong        September 29, 1994    Hong Kong    100%       -
Shan) Limited ("Zhongshan                                                                  Investment holding
Physical") (formerly known as                                                              (formerly operating
Famerich Development Limited                                                               a beauty treatment
("Famerich"))                                                                              centre in Hong Kong)

Zhongshan Physical Ladies' Club      October 29, 1996      The PRC        -       95%      Fitness Centre in
Ltd. (owned by Zhongshan Physical)                                                         Zhongshan, the PRC
                                                                                           not yet open



1.       ORGANIZATION AND PRINCIPAL ACTIVITIES  (CONT'D)
         -------------------------------------

                                        Date of                        Equity interest
                                      acquisition/        Place of       owned by the
          Name of Company              formation        incorporation      Company         Principal activities
------------------------------------ --------------------------------- ------------------  ------------------------
                                                                       Direct   Indirect
                                                                       ------   --------

Ever Growth Limited ("Ever Growth")  September 29, 1994   Hong Kong     100%      -        Property holding

Proline Holdings Limited             September 28, 1994      BVI          -      88.5%     Investment holding
("Proline")(wholly owned by Regent)

Shanghai Physical Ladies' Club       September 28, 1994   Hong Kong       -      88.5%     Investment holding

Company Limited ("Shanghai
Physical") (wholly owned by Proline)

Shanghai Physical Ladies' Club       September 28, 1994   The PRC         -      88.5%     Operating two
Co., Ltd. (owned by Shanghai                                                               Fitness Centres in
Physical)                                                                                  Shanghai, the PRC


Mighty System Limited ("Mighty")     December 15, 1994       BVI        100%      -        Provision of marketing
                                                                                           services for cosmetics
                                                                                           sales

Jade Regal Holdings Limited ("Jade   March 15, 1996          BVI        100%      -        Investment holding
Regal")

Physical Health Centre (Dalian)      March 15, 1996       Hong Kong       -     100%       Investment holding
Limited ("Dalian Physical")
(wholly owned by Jade Regal)

Dalian Physical Ladies' Club Co.,    March 15, 1996       The PRC         -       90%      Operating a
Ltd. (90% owned by Dalian                                                                  Fitness Centre in
Physical )                                                                                 Dalian, the PRC

Star Perfection Holdings Limited     April 15, 1996          BVI        100%      -        Investment holding
("Star Perfection")

Physical Health Centre (Shenzhen)    April 15, 1996       Hong Kong       -     100%       Investment holding
Limited ("Shenzhen Physical")
(wholly-owned by Star Perfection)

Shenzhen Physical Ladies' Club Co.   August 16, 1996      The PRC         -       90%      Fitness Centre in
Ltd. (owned by "Shenzhen                                                                   Shenzhen, the PRC
Physical")                                                                                 not yet open



Regent was originally 67% owned by Physical HK upon its incorporation. In June, 1995, Physical HK increased its equity interest to 83.5% by acquiring additional shares issued by Regent at the par value of the shares. In June, 1996, 5% of the equity interest of Regent owned by a minority shareholder was acquired by the Shareholder. All the shares owned by Physical HK and the Shareholder were then transferred to Physical Holdings at the original cost of their investment to Physical HK and the Shareholder.

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

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES  (CONT'D)
         -------------------------------------

The Group operates Fitness Centres in the PRC through some of its Operating Subsidiaries which are Sino-foreign joint ventures established in the PRC. Detailed information in connection with these joint ventures is as follows:


                                                            TERM OF
                                    TYPE OF     INTEREST    THE
 NAME OF THE JOINT                  JOINT       OWNED BY    JOINT      REGISTERED
      VENTURE           LOCATION     VENTURE    THE GROUP   VENTURE     CAPITAL     PROFIT SHARING ARRANGEMENT
---------------------  -----------  ----------  ----------  ---------  -----------  ---------------------------

Shanghai Physical      Huangpu      Co-operative  88.5%     10 years   Originally   None. Joint venturer
Ladies' Club Co.,      and                                             US$1,000     receives rent for
Ltd. ("Shanghai JV")   Hongqiao,                                       in cash      locations and will
                       Shanghai                                        and          receive equipment when
                                                                       increased    the Joint venture is
                                                                       to           dissolved.
                                                                       US$2,000
                                                                       in cash
                                                                       in 1995

Dalian Physical        Dalian       Equity        90%       12 years   Originally   Pro-rata to equity interests
Ladies' Club Co.,                                                      Rmb10,000
Ltd.("Dalian JV")                                                      in cash
                                                                       and
                                                                       changed
                                                                       to
                                                                       Rmb1,000
                                                                       in cash
                                                                       and
                                                                       Rmb9,000
                                                                       in form
                                                                       of fixed
                                                                       assets
                                                                       and
                                                                       renovation
                                                                       materials
                                                                       in 1996


Shenzhen Physical      Shenzhen     Co-operative  90%       10 years   HK$4,600     Pro-rata to equity interests
Ladies' Club Co.                                                       in  form
Ltd. ("Shenzhen                                                        of cash
JV")                                                                   and fixed
                                                                       assets


Zhongshan Physical     Zhongshan    Co-operative  95%       10 years   US$500 in    Pro-rata to equity interests
Ladies' Club Co.                                                       form of
Ltd. ("Zhongshan                                                       cash and
JV")                                                                   fixed
                                                                       assets



2.       BASIS OF PRESENTATION
         ---------------------

The financial year end date of Physical HK and Operating Subsidiaries, expect for the PRC joint ventures, was September 30 up to September 30, 1994. Physical HK and the Operating Subsidiaries changed their financial year to December 31 in 1995. The Group's fifteen month period from October 1, 1994 to December 31, 1995 have been segregated to report for the three-month period separately form those for the twelve-month period from Januray 1, 1995 to December 31, 1995.

The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America . This basis of accounting differs from that used in the statutory financial statements of the BVI and Hong Kong Operating Subsidiaries and the PRC joint ventures, which were prepared in accordance with generally accepted accounting principles in Hong Kong and the accounting principles and the relevant financial regulations applicable to enterprises with foreign investments as established by the Ministry of Finance of China respectively.


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

a.       Basis of Consolidation
         ----------------------

         The consolidated financial statements include the financial statements of the Company, its majority-owned and controlled subsidiaries and joint ventures. All material intercompany balances and transactions have been eliminated on consolidation.

b.       Revenue & Deferred Income
         -------------------------

         Revenue represents membership fees and service income in connection with the provision of physical fitness and beauty treatment services and other related income, net of the related sales tax, if any. Annual membership fees and service income and other related income are recognized when services are rendered. During 1996, the Company changed its membership policy so that the annual membership fee was replaced by a non-refundable membership admission fee and monthly dues. The admission fee is recognized as revenue on a pro-rata basis over the estimated membership term whereas the monthly dues are recognized as revenue on a monthly basis.

         Deferred income represents membership fees, admission fees and service fees billed but for which the related services, or portion of the services, have not yet been rendered.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONT'D)
         ------------------------------------------

c.       Property, Plant and Equipment
         -----------------------------

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

         The Group recognizes an impairment loss on a fixed asset when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

d.       Taxation: Income Taxes
         ----------------------

         No provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company and its Operating Subsidiaries has been provided as the earnings of the Operating Subsidiaries, in the opinion of the management, will be reinvested indefinitely.

         Provision for income and other related taxes have been provided in accordance with the tax rates and laws in effect in the various countries of operations.

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONT'D)
         ------------------------------------------

e.       Foreign Currency Translation
         ----------------------------

         The Company, Physical Holdings and the Hong Kong and BVI Operating Subsidiaries maintain their accounting books and records in Hong Kong Dollars ("HK$"). Foreign currency transactions during the year are translated into HK$ at rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in foreign currencies at year end are translated at the rates of exchange prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the consolidated statements of income.

         The PRC Operating Subsidiaries maintain their books and records in Renminbi. Foreign currency transactions are translated into Renminbi at the applicable exchange rate quoted by the People's Bank of China ("the unified exchange rate"), prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into Renminbi using the applicable unified exchange rates at the balance sheet date. Non-monetary assets and liabilities are translated at the unified exchange rate prevailing at the time the assets or liabilities were acquired. The resulting exchange differences are included in the determination of income.

         On consolidation, the financial statements of the PRC Operating Subsidiaries are translated into HK$ using the closing rate method, whereby the balance sheet items are translated into HK$ using the unified exchange rates at the respective balance sheet dates. The share capital and retained earnings are translated at historical unified exchange rates prevailing at the time of the transactions while income and expense items are translated at the average unified exchange rates for the years. The resultant translation differences are recorded in the consolidated balance sheets as cumulative translation adjustments which are included as a separate account in shareholders' equity in the accompanying balance sheets.

f.       Finance Leases
         --------------

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONT'D)
         ------------------------------------------

g.       Operating Leases
         ----------------

         Leases where substantially all the rewards and risks of ownership of assets remain with the lessors are accounted for as operating leases. Rental payments under operating leases are expensed as incurred.

h.       Related Companies
         -----------------

         A related company is a company in which one or more of the directors or shareholders of the Company have direct or indirect beneficial interests.

k.       Deferred Liabilities
         --------------------

         Deferred liabilities represent the benefit arose from the rent-free period of the operating leases. The deferred liabilities are amortized within the lease term, and the amortization is recorded in the statement of income.


4.       PROPERTY, PLANT AND EQUIPMENT
         -----------------------------
                                                         Year Ended
                                                        December 31,
                                              -------------------------------
                                                  1995               1996
                                              -------------     -------------
                                                    HK$                HK$

         Land and buildings                          2,550             3,137
         Leasehold improvements                     32,282            40,143
         Machinery and equipment                    29,511            37,995
         Furniture and fixtures                      6,421             6,368
         Computers                                   1,456             1,586
         Motor vehicles                                725               728
         Less: Accumulated depreciation            (31,814)          (43,040)
                                              -------------     -------------

         Net book value                             41,131            46,917
                                              =============     =============


As of December 31, 1996, the cost and accumulated depreciation of fixed assets held under finance leases amounted to approximately HK$4,927 and HK$132 respectively.

5.       RELATED PARTY TRANSACTIONS
         --------------------------

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

6.       SHORT-TERM BANK LOANS
         ---------------------

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



7.       LONG-TERM BANK LOANS
         --------------------

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

8.       PROVISION FOR INCOME TAXES
         --------------------------

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
                                                   ============    ============

8.       PROVISION FOR INCOME TAXES  (CONT'D)
         --------------------------

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
                                                   ============    ============


9.       OBLIGATIONS AND COMMITMENTS
         ---------------------------

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

         --------------------------

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

10.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         -------------------------------------------------

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



11.      OTHER SUPPLEMENTAL INFORMATION
         ------------------------------

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


12.      DISTRIBUTION OF PROFIT
         ----------------------

Physical HK proposed and paid dividends of HK$32,800 for the year ended December 31, 1995 on the outstanding Common Stock. Dividends payable to the Shareholder in the amount of HK$29,979 were utilized to offset the balances owed by him to the Group. Dividends payable to the minority shareholders of Physical HK in the amount of HK$2,821 were assigned to the Shareholder without any consideration. They were utilized to offset the advances made by the Group to him .

In the opinion of management, any undistributed earnings of Physical Holdings and the Operating Subsidiaries will be reinvested indefinitely.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company appointed as its independent public accountants Arthur Andersen & Co. in Fiscal 1996 following the closing of the share exchange transaction.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The directors and executive officers of the Company as of December 31, 1996 are set forth in the table below.


NAME                AGE   POSITIONS WITH THE COMPANY

Ngai Keung
 Luk (Serleo)       42    Chairman of the Board of Directors, Chief
                          Executive Officer

Jill Bodnar         33    President and Director

Robert Chui         41    Chief Financial Officer and Director

Darrie Lam          35    Executive Vice President, Secretary and Director

Yuk Wah Ho          42    Executive Vice President  and Director


         The following is a brief summary of the background of each director, executive officer and key employees of the Company:

         NGAI KEUNG LUK (SERLEO), CHIEF EXECUTIVE OFFICER, CHAIRMAN. Mr. Luk has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since October, 1996. He is the founder of Physical Spa & Fitness and has over twelve years' experience in the physical health service business. Mr. Luk was previously employed as a trader on the floor of the Hong Kong gold exchange. Mr. Luk is a controlling shareholder of the Company and owns beneficially approximately 80% of the Company's Common Stock (see "Principal Shareholders").

         JILL BODNAR, PRESIDENT, DIRECTOR. Ms. Bodnar has been the Company's President since October, 1996. She received a Bachelor Degree in Exercise Physiology from the University of Massachusetts, USA in 1987. Prior to joining the Company in 1993, Ms. Bodnar worked as a fitness professional in Boston facilities, and was recruited to Asia to open a Hong Kong sports complex in 1990. On completion of the project, Ms. Bodnar joined the Company to develop the chain in China in 1993. Ms. Bodnar was honored by IDEA Association for Fitness Professionals in 1995 for her achievements in the industry. Ms. Bodnar is fluent in Mandarin.

         ROBERT CHUI CHI YUN, CHIEF FINANCIAL OFFICER, DIRECTOR. Mr. Chui has been Chief Financial Officer of the Company since October, 1996. Mr. Chui graduated from Concordia University, Canada. He is a practicing Certified Public Accountant in Hong Kong and a fellow member of the Chartered Association of Certified Accountants (UK). Mr. Chui has twelve years of experience with the international accounting firm, Ernst and Young. Mr. Chui is responsible for corporate planning and financial control.

         DARRIE LAM HAU YIN, EXECUTIVE VICE PRESIDENT, SECRETARY, DIRECTOR. Ms. Lam has been a Vice-President and Secretary of the Company since October, 1996. Ms. Lam is a member of the Hong Kong Society of Accountants and the Chartered Association of Certified Accountants (UK). She joined the Company in 1994 and before that she worked with a major Hong Kong listed company, Wharf Group, as a Financial Analyst. Ms. Lam is responsible for the Company secretarial affairs, finance and administration functions. Ms Lam received a MBA degree from the University of Manchester, U.K.

         YUK WAH HO, EXECUTIVE VICE PRESIDENT, DIRECTOR. Ms. Ho has over eighteen years' experience in beauty and skin care and has attended various international beauty workshops held in Europe. Ms. Ho holds many certificates in beauty therapy, skin care, and cosmetic applications from France, England, Taiwan and Hong Kong, including Rene Guinot, Germain de Cappucini, and Sothy's. Ms. Ho is responsible for the business development and staff training of the Company's beauty treatment business. Ms. Ho is the wife of Mr. Luk.

         SIU LING CHENG, MARKETING MANAGER. Ms. Cheng holds a Bachelor Degree in Marketing at the University of Southern Queens land, Australia. Ms. Cheng joined the Company since 1992 as a marketing executive, and was promoted to marketing manager the following year. Ms. Cheng is responsible for the Company's promotional and marketing activities and public relations. Ms. Cheng also coordinates and assists the marketing teams in China branches.

         GILLIAN LOUISE HOLLOWAY, FITNESS MANAGER. Ms. Holloway is a member of the Association for Fitness Professionals. Ms. Holloway obtained the qualifications of Certified Aerobics Instructor and Certified Personal Trainer issued by the American Council on Exercise. Ms. Holloway joined the Company in 1991 and is responsible for the Company's fitness training services and membership. Ms. Holloway received a Graduate Certificate in Recreation and Sports Management issued by the Victoria University, Australia.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal year ended 1996 ("Fiscal 1996") and the fiscal year ended December 31, 1995 ("Fiscal 1995") by those persons who served as Chief Executive Officer and any Named Executive Officer who received compensation in excess of $100,000 during such years.


                                    SUMMARY COMPENSATION TABLE (US$)
                                                                    Awards(2)
                                                Annual
Name and Principal Position        Year        Salary(1)        Bonus(3)    Other Compensation(4)
---------------------------------------------------------------------------------------------------
Ngai Keung Luk, CEO, Chairman      1994         16,000            -----             70,000
                                   1995         17,000            -----             70,000
                                   1996         15,500            -----             82,000


Jill Bodnar, President, COO        1994         47,000            3,900
                                   1995         47,000            3,900
                                   1996         54,000            4,500

----------

(1) No officers received or will receive any bonus or other annual compensation other than salaries during fiscal 1996, other than stated above. The table does not include any amounts for personal benefits extended to officers of the Company, such as the cost of automobiles, life insurance and supplemental medical insurance, because the specific dollar amounts of such personal benefits cannot be ascertained. Management believes that the value of non-cash benefits and compensation distributed to executive officers of the Company individually or as a group during fiscal year 1995 did not exceed the lesser of US$50,000 or ten percent of such officers' individual cash compensation or, with respect to the group, US$50,000 times the number of persons in the group or ten percent of the group's aggregate cash compensation.

(2) No officers received or will receive any long term incentive plan (LTIP) payouts or other payouts during fiscal year 1996.

(3)  Bonus awarded based on performance.

(4) Other compensation for Mr. Luk included an allowance for Mr. Luk's living accommodations. The current yearly allowance of US$82,000 for the fiscal year 1996, represents 50% of the fair market rent of the property owned by a related company, Silver Policy Development Limited. The remaining portion is shared by another related company. Physical Health Centre Hong Kong Limited is using the property as security to obtain a full line of credit from the Kwangtung Provincial Bank.

Limitation of Liability of Directors
------------------------------------

        The laws of the State of Delaware and the Company's By-laws provide for indemnification of the Company's directors for liabilities and expenses that they may incur in such capacities. In general, directors and officers are indemnified with respect to actions taken in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the Company, and with respect to any criminal action or proceeding, actions that the indemnitee had no reasonable cause to believe were unlawful.

        The Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

COMPENSATION OF DIRECTORS

         The Company reimburses each Director for reasonable expenses (such as travel and out-of -pocket expenses) in attending meetings of the Board of Directors. Directors are not separately compensated for their services as Directors.

EMPLOYMENT AND RELATED AGREEMENTS

         There are no employment agreements with the Company's key employees at this time. The Company anticipates that such agreements will be entered into after the Offering.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth, as of December 31, 1996, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted. Unless otherwise indicated, the address for each stockholder is 12/F - 15/F Lee Theatre Plaza, 99 Percival St., Causeway Bay, Hong Kong.

                                                 AMOUNT OF
        NAME AND                                 BENEFICIAL           PERCENT OF
         ADDRESS                                OWNERSHIP(1)             CLASS
        --------                                ------------          ----------
Ngai Keung Luk (Serleo)(2)                        6,000,000               80.0%
Chairman and CEO

Jill Bodnar                                               0                0.0%
President

Robert Chui
Chief Financial Officer                                   0                0.0%

Darrie Lam
Vice President                                            0                0.0%

Yuk Wah Ho (3)                                            0                0.0%
Vice President

Goodchild Invetments Limited                        742,500               9.9 %
Torotola, British Virgin Islands

All Directors and Officers
as a Group (5 persons)(2)                         6,000,000              80.00%


(1) Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2) Based on 7,500,000 shares outstanding as of December 31, 1996, prior to the reverse split.

(3) Ms. Ho is the wife of Ngai Keung Luk (Serleo). Accordingly the number of common stock owned by Mr. Luk and Ms. Luk overlap.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Board of Directors of the Company is of the opinion that, even though the transactions described below were not the result of arms'-length negotiations, the terms of each of these transactions were at least as favorable to the Company as could have been obtained from unaffiliated parties. All ongoing and future transactions with affiliates will be on terms no less favorable than those which could be obtained from unaffiliated parties.

         The Company ratified and approved on November 27, 1996, certain loans to Mr. Luk, the Company's Chief Executive Officer and the Chairman of its Board of Directors, in the amount of HK$ 16.5 million (US$2.1 million) (the "Loan"). Mr. Luk agreed to repay the Loan in eight installments by March 31, 1999, at a prime interest rate, together with the accrued interest thereon. Mr. Luk has already repaid HK$2.3 million (US$297,000) of the outstanding amount of the Loan. The current outstanding principal amount of the Loan and accrued interest, as of September 30, 1997, is HK$14.9 million (US$1,900,000). The remaining outstanding principal amount of the Loan is secured by a pledge of 1,500,000 pre-split shares of common stock of the Company by Mr. Luk, as collateral for the Loan. Mr. Luk does not have any other outstanding loans from the Company. See Notes to Financial Statements.

         In January 1997, the Company approved an advance to Mr. Luk in the amount of HK$ 6.0 million (US$780,000), which loan was repaid in full by Mr. Luk on April 22, 1997.

         In October, 1996, the Company closed a transaction with Mr. Luk, a 100% shareholder of Physical Beauty & Fitness Holdings Limited, a British Virgin Islands corporation ("Physical Limited"), whereby the Company entered into a Share Exchange Agreement with Mr. Luk, pursuant to which the Company issued 8,000,000 shares of its Common Stock to Mr. Luk in exchange for all of the outstanding shares of Physical Limited (the "Closing"). As a part of the above transaction certain shareholders of the Company transferred 990,000 pre-split shares of Common Stock of the Company to Goodchild Investments Limited, a British Virgin Islands corporation ("Goodchild"), whose beneficial owner is Wong Kui Tak Henry, as consideration for Goodchild's beneficial owners' prior interest in Physical Health Centre Hong Kong Limited, pursuant to an arrangement between Goodchild and Mr. Luk. Neither Mr. Luk nor Goodchild were parties affiliated with the Company prior to or at the time of the acquisition of Physical Limited. At the Closing the then current management of the Company resigned and was replaced by the current management of the Company.

         In February, 1998, Goodchild sold all of its shares of common stock of the Company in open market public transactions.

         Mr. Luk receives a monthly allowance of HK$53,000 (US$82,000 for the fiscal year 1996) for his living accommodations. Such allowance represents 50% of the fair market rent of the property owned by a related company, Silver Policy Development Limited ("Silver"). Pursuant to the lease agreement between Sliver and Physical Health Centre Hong Kong Limited ("Hong Kong Limited"), the premises for Mr. Luk and his family are rented by Hong Kong Limited from Silver for HK$106,000 (US$14,000) per month. Hong Kong Limited then charges back a related company, Williluck International Limited ("Williluck") for a 50% share of the rent. Mr. Luk is a director of Williluck. Hong Kong Limited is using the property as security to obtain a full line of credit from the Kwangtung Provincial Bank. See also "Management - Compensation".

         The Company had additional transactions with related companies, as provided in Financial Statements, Note 5.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits.
              ---------
          The following exhibits of the Company are included herein.

2. Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1 Share Exchange Agreement between Foreclosed Realty Exchange, Inc. and Ngai Keung Luk, together with amendments *

3.1 Articles of Incorporation of Physical Spa & Fitness, Inc., a Delaware Corporation*

3.2 Certificate of Amendment of Articles of Incorporation changing the number of directors*

3.3 Certificate of Amendment of Articles of Incorporation changing the Company's name*

3.4 Certificate of Amendment of Articles of Incorporation changing the authorized capital*

3.5       By-Laws of Physical Spa & Fitness, Inc.*

3.6       Amended By-Laws of Physical Spa & Fitness, Inc.*

10.1 Lease Agreement by and between Lee Theatre Realty Limited and Physical Health Centre Hong Kong Limited (Causeway Bay Center)*

10.2 Tenancy Agreement between Benefit Plus Company Limited and Physical Health Centre Hong Kong Limited (Tsimshatsui Center) *

10.3 Lease Agreement between East Asia Property Agency Limited and Physical Health Centre Hong Kong Limited (Kowloon Center)*

10.4 Lease Agreement between Broadway-Nassau Investments Limited and Ho Yuk Wah (Mei Foo Center)*

10.5      New Town Tower, S.T.T.L.183 Confirmation of Tenancy (Shatin)*

10.6 Tenancy Agreement by and between Kamoton Investments Limited and Supreme Resources Limited (Renaissance Beauty Centre)*

10.7      Repayment Agreement between the Company and Ngai Keung Luk*

10.8      Pledge Agreement between the Company and Ngai Keung Luk*

10.9      1997 Stock Option Plan and form of Stock Option Agreement*

22        Subsidiaries of the Registrant*

------------

* Filed with the Commission as exhibit to the Registration Statement or amendments to the Registration Statement (File Number 333-38697).

          (b)    Reports on Form 8-K
                 -------------------

                 During the fiscal year ended December 31, 1996, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on Jume 30, 1999.


                                PHYSICAL SPA & FITNESS, INC.


                                 By: /s/ Ngai Keung Luk
                                    ------------------------------------------
                                    Ngai Keung Luk,
                                    Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Ngai Keung Luk          Chairman and Chief Executive Officer   Date: 6/30/99
------------------------    (principal executive officer)
    Ngai Keung Luk


/s/ Jill Bodnar             President and Director                 Date: 6/30/99
------------------------    (principal executive officer)
    Jill Bodnar


/s/ Robert Chui             Chief Financial Officer and Director   Date: 6/30/99
------------------------    (Principal accounting and financial
    Robert Chui             officer)


/s/ Darrie Lam              Executive Vice President, Secretary    Date: 6/30/99
------------------------    and Director
    Darrie Lam


/s/ Yuk Wah Ho              Executive Vice President and Director  Date: 6/30/99
------------------------
    Yuk Wah Ho


/s/ Yat Ming Lam            Director                               Date: 6/30/99
------------------------
    Yat Ming Lam


/s/ Allan Wah Chung Li      Director                               Date: 6/30/99
------------------------
    Allan Wah Chung Li