Form 10KSB
period 1997-12-31
PHYSICAL SPA & FITNESS INC
filed 1999-07-01
CIK 1048055

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1997

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State issuer's revenues for its most recent fiscal year: $19,220,000

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 18, 1999 was $300,000 based upon the average of the bid and asked price of the Common Stock of $0.15 as of June 18, 1999.

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

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND OF THE COMPANY

         Physical Spa & Fitness, Inc. (the "Company"), through its subsidiaries, operates fitness and spa centers in Hong Kong and the People's Republic of China ("China" or the "PRC"). The Company currently operates nine facilities: six in Hong Kong and three in China under the name "Physical Ladies' Club", with the exception of two centers (Mei Foo and Renaissance Beauty Centre - see "Company - Organization"). All of the Company's operations, including the operating of the fitness and spa centers, property holding, investment holding and other corporate activities are conducted through the Company's wholly-owned or majority-owned subsidiaries or joint ventures. See "Business of the Company - Organization". The fitness and spa centers in Hong Kong are operated by two of the Company's subsidiaries. Physical Health Centre Hong Kong Limited, a Hong Kong corporation and a majority (91.4%) owned subsidiary of the Company, operates the following centers in Hong Kong: Causeway Bay, Tsimshatsui, Shatin, Mei Foo and Kowloon City. The sixth center, Renaissance Beauty Centre, is operated by the Company's majority (70%) owned subsidiary, Supreme Resources Limited, a Hong Kong corporation.

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

         The Company's strategy for maintaining its strong presence in Hong Kong is to continue to provide existing and new members with high quality services at an affordable price and by periodically upgrading the facilities as new developments and technology emerge in the industry. The Company's objective is to add new services and treatments to keep the Company current with market trends and to promote and enhance the Company's reputation of providing value-driven services to its customers. The Company places heavy emphasis on staff training which is supported by an in-house training department and on-going classes. The Company also plans to open additional facilities in Hong Kong in 1998 and 1999. The Company signed a lease agreement, with respect to a new center in Tsuen Wan, a major district of the Western Kowloon province of Hong Kong. The proposed new facilities are planned to begin operations in July 1998, in an approximately 50,000 sq. ft. space. See "Business of the Company - Properties". There can be no assurance that the proposed new centers will be opened as currently planned by the Company or if opened, that they will operate profitably.

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

Dalian Physical Ladies' Club Co., Ltd.        March 15, 1996        The PRC            -      90%        Operating a Fitness Centre
   (90% owned by Dalian Physical)                                                                          in Dalian, the PRC

Star Perfection Holdings Limited ("Star       April 15, 1996        BVI              100%      -         Investment holding
   Perfection")

Physical Health Centre (Shenzhen)             April 15, 1996        Hong Kong          -     100%        Investment holding
   Limited ("Shenzhen Physical")
   (wholly owned by Star Perfection)

Shenzhen Physical Ladies' Club Co., Ltd.      August 16, 1996       The PRC            -      90%        Operating a Fitness Centre
    (owned by "Shenzhen Physical")                                                                         in Shenzhen, the PRC

Physical Health Centre (Macau) Limited*       March 21, 1997        Hong Kong        100%      -         Investment holding

Physical Health Centre (Tsuen Wan) Limited*   September 8, 1997     Hong Kong        100%      -         Operating a Fitness Centre
                                                                                                           in Hong Kong

----------
(1)  See Notes to the Financial Statements
 *   Proposed new centers as of December 31, 1997.
     The Company plans to open new centers in Hong Kong in mid-1998 and 1999.


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

         Shenzhen Joint Venture. In 1996, Shenzhen Physical Ladies' Club Co., Ltd., entered into a joint venture contract with a Chinese enterprise in Shenzhen, China to establish a Sino-foreign cooperative joint venture for the provision of fitness and spa services. According to the laws in the PRC and the terms of the joint venture contract, both joint venture partners are obliged to fulfill their capital contribution requirements into the joint venture within a specified period of time after the issue of the business license. As of December 31, 1997, however, both joint venture partners have not contributed the required capital according to the requirements of the contract. Such default in the funding obligations will require renegotiations between the two partners and may also trigger default remedies as specified in the joint venture contract. Further, a failure to meet regulatory time limits set by the State Administration of Industry and Commerce for capital contributions could result in the cancellation of the approval of the joint venture's business license. Both joint venture partners are in the process of applying to the relevant authorities for an extension of such time limits.

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

OVERVIEW OF THE COMPANY'S MARKETS

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

         The planned expansion into China includes opening facilities in most major cities and economically developing urban areas throughout the country, subject to then current market and other conditions (see "Risk Factors"). According to the State Statistic Bureau of China, the population of China is 1.2 billion and there are currently thirty cities with populations in excess of 1 million. The population of China is becoming increasingly urbanized, and the tastes of the urban population is becoming increasingly sophisticated. (Source:
Hong Kong Trade Development Council).

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

Capital Expenditures

         The Company made capital expenditures (including equipment costs) of HK$68.36 million (US$8.82 million) in 1997, approximately HK$59 million (US$7.6 million) of which related to new centers. In addition to almost HK$2 million (US$0.3 million) expensed annually on repairs and maintenance for existing facilities and equipment, the Company believes HK$2.5 to 3 million (US$0.3 to $0.4 million) annually, as funds are available, is necessary to maintain, and in many cases upgrade, its existing facilities. In 1998, the Company plans to invest approximately HK$40 million (US$5.2 million) for 1-2 new spas, however, there can be no assurances given that such plans will not change subject to the decision of the Board of Directors and their consideration of the market conditions. In 1999, the Company plans to invest HK$125 million (US$16 million) for five new spas, subject to the Company's review of the then current market conditions and the Company's financial position. Although the Company intends to finance its expansion plans through infusion of cash flow generated by the Company's existing operations, there can be no assurances given, that there will be funds available for such planned expenditures or that the Company will be able to successfully locate and secure new fitness/spa centers, or that the expenditures will take place as currently planned.

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

         A key component of the Company's marketing strategy is to cluster numerous fitness centers in major media markets in order to increase the efficiency and cost effectiveness of its marketing and advertising programs. The Company expects to spend approximately HK$8 million (US$1 million) for advertising and promotion during 1998 compared to approximately HK$6.7 million (US$860,000) in 1997, HK$3.7 million (US$480,000) in 1996, and HK$2.7 million
(US$350,000) in 1995. The final decision will be subject to the Board of Directors review of the appropriate market and financial situation of the Company.

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

         On September 30, 1996, Regent Town Holdings Limited and Jade Regal Holdings Limited, subsidiaries of the Company (see "Business - Organization"), entered into an agreement with a corporate beauty package subscriber (corporate member) for the payment of the outstanding separate beauty service fees of HK$6.9 million (US$890,000) by three instalments from December 31, 1996 to June 30, 1997. The first instalment of HK$2 million (US$258,000) due on December 31, 1996 was satisfied by the deposit paid on behalf of the Company for the lease improvement fee of the new premises in Hong Kong. The second installment of HK$2 million (US$258,000) due on March 31, 1997 was repaid in cash. The final installment was settled in cash in November 1997.

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

Trademarks and Trade Names

         In July 1988, the Company and its predecessor began to market substantially all its fitness centers under the servicemark "Physical Ladies' Club" thereby eliminating the prior practice of using a different trade names for each Center. The Company registered a servicemark under its trade name "Physical Ladies' Club" in Hong Kong and its Chinese equivalent name in China. In the opinion of the Company's trademark counsel in Hong Kong, the registration enables the mark to distinguish the Company's services from similar services of others, although it gives the Company no right to the exclusive use of the words. The servicemark gives the Company a priority over the use of the servicemark by others and the right to reject others from the use of the same name. In China, the Company was only able to register the name in Chinese language pursuant to the Chinese Trademark Law. In the opinion of the Company's trademark counsel, the name "Physical Ladies' Club" is considered a direct reference to the contents and features of the services in the servicemark and as such it cannot be registered as a trademark under the Chinese Trademark Law. The registration of the Chinese name, however, provides the Company with protection of its name on a nation-wide basis and precludes others in China from using the same name as the Company's. See also "Risk Factors".

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

Employees

         The Company has approximately 640 employees, including approximately 135 part-time employees. Approximately 510 employees are involved in fitness and spa operations, including sales personnel, instructors, spa and supervisory personnel. Approximately 130 are administrative support personnel, including accounting, marketing, training and other services.

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

         Aggregate rental expense was approximately HK$18.3 million (US$2.4 million), HK$21.2 million (US$2.7 million) and $HK$31.7 million (US$4.1 million) for the year ended December 31, 1995, 1996 and 1997, respectively. The Company's current aggregate annual rent is HK$44.7 million (US$5.8 million).

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

Proposed New Facilities

         The Company has signed the lease agreement for the space to be used for fitness and spa services in Tsuen Wan. Tsuen Wan is a major district of the Western Kowloon province of Hong Kong, which is densely populated and conveniently accessible. Based upon the Company's research, no well-known health clubs have ever been set up in that area. The terms of the Tsuen Wan lease include 50,000 sq. ft., a term of 8 years, and a lease payment of HK$722,000 (US$93,000) for the one month's rent for the first three years. For the fourth to sixth year, the rent will be the then prevailing market rent, not lower than the rent for the first three years, but not exceeding 125% of the rent for the first three years. For the seventh and eight years, the rent will be the then prevailing market rate, not lower than the rent for the fourth to sixth year. The lease also includes a management fee of HK$317,000 (US$41,000) per month. The management fee is payable to the landlord under the tenancy agreement, and includes the management fee of HK$84,000 (US$11,000), air-conditioning charge of HK$ 86,000 (US$11,000) and extra air conditioning charge of HK$147,000 (US$19,000).

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Stockholders approved the 1997 Stock Option Plan and the Amendment to the Company's Certificate of Incorporation in 1997 by written consent action of a majority shareholder.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been listed on the Bulletin Board of the NASD's over-the-counter market under the symbol PFIT, since December 1996, but has been traded only sporadically. As of August 4, 1998, the 52-week trading range was between $1.50 to $7.25 per share.

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

         The Company derives its revenues from two main lines of business: fitness and spa services. The revenues derived from fitness services steadily increased from HK$37,069,000 (US$4,783,000) in the fiscal year ended December 31, 1996 to HK$82,311,000 (US$10,621,000) in the fiscal year ended December 31, 1997. The revenue from beauty treatment decreased slightly from HK$72,260,000 (US$9,324,000) in the fiscal year ended December 31, 1996 to HK$66,496,000 (US$8,580,000), due to the Company's strategic plan to allocate more resources to promote its fitness business. The increase in total operating revenues in fiscal 1997 amounted to 34%.

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

         The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.



SUMMARY FINANCIAL INFORMATION                     FISCAL YEAR ENDED DECEMBER 31,
-----------------------------                     ----------------------------
                                                     1997               1996
                                                   --------           --------
                                                      US$                US$
                                                      (AMOUNTS IN THOUSANDS)

Operating Revenues                                  19,220             14,352
Total operating expenses                            15,448             10,265
Operating income                                     3,772              4,087
Income before income taxes and minority interests    3,518              4,092
Provision for income and deferred taxes                899              1,083
Minority interests                                     236                285
Net income                                           2,383              2,724


Fiscal Year Ended December 31, 1997 Compared to Fiscal year Ended
December 31, 1996
-----------------------------------------------------------------

         Operating Revenues. The Company's operating revenues showed the continuous growth in the fiscal year ended December 31, 1997 as compared to the fiscal year ended December 31, 1996. Operating revenues for the fiscal year ended 1997, net of an additional provision for deferred income of HK$8,300,000 (US$1,071,000), totaled HK$148,954,000 (US$19,220,000) compared to
HK$111,230,000 (US$14,352,000) in the fiscal year ended December 31, 1996, representing an increase of 34%. Operating revenues derived by the Company's fitness services increased 122% to HK$82,311,000 (US$10,621,000) compared to HK$37,069,000 (US$4,783,000) in the fiscal year ended December 31, 1996. Fitness revenues as a percentage of total revenues were 55% in the fiscal year ended December 31, 1997 as compared to 33% in the fiscal year ended December 31, 1996.

         Operating revenues for the Company's beauty treatments totaled HK$66,496,000 (US$8,580,000) compared to HK$72,260,000 (US$9,324,000) in the fiscal year ended December 31, 1996, representing a decrease of 8%. This was mainly due to the Company's strategic plan to allocate more resources to promote its fitness business which prospered significantly in 1997. Beauty revenues as a percentage of total revenues were 45% in the fiscal year ended December 31, 1997 as compared to 65% in the fiscal year ended December 31, 1996.

         Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$126,939,000 (US$16,379,000) or 85% of total operating revenues in the fiscal year ended December 31, 1997 as compared to HK$81,990,000 (US$10,580,000) or 74% of total operating revenues in the fiscal year ended December 31, 1996.

         Operating revenues derived from the Company's China locations generated HK$22,015,000 (US$2,841,000) or 15% of total operating revenues in the fiscal year ended December 31, 1997 as compared to HK$29,240,000 (US$3,772,000) or 26% of total operating revenues in the fiscal year ended December 31, 1996.

         Operating Expenses. The Company's operating expenses for the fiscal year ended December 31, 1997 totaled $HK119,722,000 (US$15,448,000) compared to HK$79,553,000 (US$10,265,000) in the fiscal year ended December 31, 1996, representing an increase of 50%. The increase in the operating expenses was primarily due to the following factors: a general increase in staff salaries as a result of higher revenues generated, depreciation charges and rental expenses incurred for enhanced facilities. Total operating expenses, after taking into account all corporate expenses, were 80% of total operating revenue as compared to 72% of last year.

         Operating expenses associated with the Company's Hong Kong locations were HK$100,263,000 (US$12,937,000), representing an increase of 65% as compared to HK$60,929,000 (US$7,862,000) in the fiscal year ended December 31, 1996. Hong Kong operating expenses represented 84% of total operating expenses in the fiscal year ended December 31, 1997 as compared to 77% of total operating expenses in fiscal year ended December 31, 1996. The increase in operating expenses was primarily due to additional rent and related expenses, and depreciation as a result of relocation of two branches in mid-1997, and additional salary costs due to increased revenues.

         Operating expenses associated with the Company's China locations were HK$19,459,000 (US$2,511,000) representing a moderate increase of 4% due to inflation as compared to HK$18,624,000 (US$2,403,000) in the fiscal year ended December 31, 1996. Operating expenses in China represented 16% of total operating expenses in the fiscal year ended December 31, 1997 as compared to 23% of total operating expenses in the fiscal year ended December 31, 1996.

         Total Non-Operating Expenses (Income). Total non-operating expenses for the fiscal year ended December 31, 1997 totaled HK$1,965,000 (US$254,000) compared to total non-operating income of HK$43,000 (US$5,000) in the fiscal year ended December 31, 1996, representing a decrease of HK$2,008,000 (US$260,000) due to additional interest expenses incurred for bank loans.

         Provision for Income Taxes. Provision for income taxes for the fiscal year ended December 31, 1997 totaled HK$6,969,000 (US$899,000) as compared to HK$8,398,000 (US$1,083,000) in the fiscal year ended December 31, 1996, representing a decrease of 17%. The effective tax rate of operating income remained at 26%.

         Net Income. The Company's net income for the fiscal year ended December 31, 1997 totaled HK$18,466,000 (US$2,383,000) compared to HK$21,111,000
(US$2,724,000) for the fiscal year ended December 31, 1996, representing a decrease of 13%. The decrease in the net income was mainly due to a substantial portion of expansion overhead being recognized in the fiscal year ended December 31, 1997, however, the joining fee revenues derived in association with such expansion were not fully recognized in the same time period in accordance with the Company's accounting policy of recognizing such revenues over the expected membership life of the new members.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, loans from third parties (outside investors) and minority shareholders of subsidiaries, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions. See Notes to Financial Statements (Note 6 "Related Party Transactions"; Note 7 "Short Term Bank Loans"; Note 8 "Long Term Bank Loans"; and Note 108 "Obligations and Commitments").

         Cash and cash equivalent balances for the fiscal year ended December 31,1997 were HK$1,954,000 (US$252,000). while total indebtedness at December 31, 1997 was HK$46,382,000 (US$5,985,000).

         Net cash provided by operating activities were HK$30,494,000 (US$3,935,000), HK$31,505,000 (US$4,065,000), and HK$61,806,000 (US$7,975,000)
for fiscal year 1995, 1996 and fiscal year 1997 respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$14,274,000 (US$1,842,000), HK$24,266,000 (US$3,131,000) and HK$68,307,000 (US$8,813,000) for fiscal year
1995, fiscal year 1996 and fiscal year 1997, primarily as a result of expenditures for property, plant and equipment. Net cash used in financing activities, which mainly include bank loan repayments, net of proceeds from new bank loans, were HK$15,993,000 (US$2,064,000) and HK$5,740,000 (US$741,000) in
fiscal year 1995 and fiscal year 1996. Net cash provided by financing activities was HK$5,887,000 (US$759,000) in the fiscal year 1997.

         The Company obtained a term loan in the amount of HK$1,000,000 (US$129,000) at an interest rate of 10.5% per annum from Shanghai Commercial Bank Limited in fiscal year 1996 in connection with payment of rental deposits for the new Causeway Bay center (relocation of an existing center). This loan is secured by leasehold property in Hong Kong owned by relatives of Mr. Luk and is repayable in one lump sum on November 6, 1997. No consideration has been paid by the Company for such security. The Company has negotiated with the bank to replace the loan with a new loan of HK$1,000,000 (US$129,000), at an interest rate of 12% per annum, which is to be repaid in sixty (60) equal monthly installment payments commencing November, 1997 and a new term loan of HK$2,500,000 (US$323,000), at an interest rate of 12.75% per annum, which is to be repaid within two years from the date of advance. In January, 1997 the Company obtained an installment loan of HK$5,000,000 (US$645,000) and a term loan of HK$5,000,000 (US$645,000) from the Kwangtung Provincial Bank. The former is to be repaid in sixty (60) equal monthly instalment commencing March, 1997 at an interest rate of 10.5% per annum, and the latter is to be repaid in full in one lump sum one year from the date of advance, at an interest rate of 10% per annum. In January, 1998 the Company repaid HK$1,000,000 (US$129,000) and the balance of the term loan was replaced by a new installment loan of HK$4,000,000 (US$516,000) repayable in ninety-six (96) instalments commencing March, 1998, at an interest rate of 12.75% per annum. All of these credit facilities have been secured by the leasehold property in Hong Kong owned by a related company, Silver Policy Development Limited. See also Note 8 to the Financial Statements.

         The Company entered into a capital lease agreement with East Asia Finance Company Limited in April, 1996 for the purchase of exercise equipment in the amount of HK$1,759,200 (US$227,000) for the Dalian, China, center . The lease is repayable in thirty six (36) monthly installments, commencing April, 1996 at an interest rate of 6.75% per annum. In addition, the Company secured a loan of HK$3,168,000 (US$409,000) from Dao Heng Finance in August 1996 for the equipment for a proposed new center in Zhongshan, China, however, the loan was fully repaid in February 1997. In March, 1997 the Company entered into a capital lease agreement with the Hongkong and Shanghai Banking Corporation Limited for the purchase of exercise equipment in the amount of HK$7,432,320 (US$959,000) for the centers in Hong Kong. The lease is repayable in sixty (60) monthly installments, commencing April, 1997 at an interest rate of 11.25% per annum. In May, 1997 the Company entered into a capital lease agreement with East Asia Finance Company, Limited for the purchase of exercise equipment in the amount of HK$7,742,000 (US$999,000) for the Hong Kong centers. The lease is repayable in thirty six (36) monthly installments, commencing May, 1997 at an interest rate of 5.75% per annum.

         The Company has revolving lines of credit with three banks - The Kwangtung Provincial Bank (at an interest rate of 13.0%), Dao Heng Bank (at an interest rate of 12.75%) and Shanghai Commercial Bank Limited (at interest rate of 12.75%). As of March 31,1998, the Company had utilized HK$5.3 million (US$684,000) out of the total lines of HK$6.1 million (US$787,000). The Company draws down from the lines of credit primarily for general working capital purposes.

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

         The Company's trade receivable balance at December 31, 1997 was HK$9,573,000 (US$1,235,000). The Company has never experienced any significant problems with collection of accounts receivable from its customers.

         Capital expenditures for fiscal years 1995, 1996 and 1997 were HK$20,427,000 (US$2,636,000), HK$25,375,000 (US$3,274,000) and HK$68,360,000
(US$8,820,000) respectively. The Company believes that cash flow generated from its operations, the proceeds from this Offering and its existing credit facilities should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 18 months.

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

Independent Auditors' Report of William D. Lindberg.........................F-1

Consolidated Balance Sheets as of December 31, 1996 and 1997.................F-2

Consolidated Statements of Operations for the years ended December 31,
1997, 1996 and 1995..........................................................F-4

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1997, 1996 and 1995.............................................F-6

Consolidated Statements of Cash Flows for the years ended December 31,
1997, 1996 and 1995..........................................................F-8

Notes to Consolidated Financial Statements..................................F-11

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  ============================================



                       AUDITED CONSOLIDATED BALANCE SHEETS

                  AS OF DECEMBER 31, 1996 AND DECEMBER 31, 1997

                                       AND

                    AUDITED CONSOLIDATED STATEMENTS OF INCOME
                 CASH FLOWS AND CHANGES IN SHAREHOLDER'S EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                         TOGETHER WITH AUDITORS' REPORT

                               WILLIAM D. LINDBERG
                           CERTIFIED PUBLIC ACCOUNTANT
                               1064 CLIPPER COURT
                              COSTA MESA, CA. 92627





REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Physical Spa & Fitness Inc.


I have audited the accompanying consolidated balance sheets of Physical Spa & Fitness Inc. (a Delaware corporation) (the "Company") and its subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the years ended December 31, 1995, 1996 and 1997 expressed in Hong Kong Dollars. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Physical Spa & Fitness Inc. and its subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1995, 1996 and 1997 in conformity with generally accepted accounting principles.



                                         WILLIAM D. LINDBERG


Costa Mesa, California,
June 15, 1999


                                        PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                                        --------------------------------------------


                                          AUDITED CONSOLIDATED STATEMENTS OF INCOME
                                          -----------------------------------------

                                    FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                            (Amounts in thousands)

                                                           Year ended        Year ended                Year Ended
                                                           December 31,      December 31,             December 31,
                                                              1995              1996                      1997
                                                         ---------------  ---------------   --------------------------------
                                                               HK$              HK$               HK$             US$

Operating Revenues
Fitness service                                                  28,075           37,069            82,311           10,621
Beauty treatments                                                53,059           72,260            66,496            8,580
Others                                                            4,128            1,901               147               19
                                                         ---------------  ---------------   ---------------  ---------------

Total operating revenues                                         85,262          111,230           148,954           19,220
                                                         ---------------  ---------------   ---------------  ---------------

Operating Expenses
Salaries and commissions                                         18,609           23,797            34,459            4,446
Rent and related expenses                                        18,250           21,185            31,714            4,092
Depreciation                                                      8,885           11,393            18,700            2,413
Other selling and administrative expenses                        15,083           23,178            34,849            4,497
                                                         ---------------  ---------------   ---------------  ---------------

Total operating expenses                                         60,827           79,553           119,722           15,448
                                                         ---------------  ---------------   ---------------  ---------------

Income from operations                                           24,435           31,677            29,232            3,772
                                                         ---------------  ---------------   ---------------  ---------------

Non-operating (income) expenses

Other (income), net                                                (790)            (885)           (2,186)            (282)
Interest expenses                                                 1,158              842             4,151              536
                                                         ---------------  ---------------   ---------------  ---------------

Total non-operating (income) expenses                               368              (43)            1,965              254
                                                         ---------------  ---------------   ---------------  ---------------

Income before income taxes and
minority interests                                               24,067           31,720            27,267            3,518

Provision for income taxes                                        4,434            8,398             6,969              899
                                                         ---------------  ---------------   ---------------  ---------------

Income before minority interests                                 19,633           23,322            20,298            2,619

Minority interests                                                2,100            2,211             1,832              236
                                                         ---------------  ---------------   ---------------  ---------------

Net income                                                       17,533           21,111            18,466            2,383
                                                         ===============  ===============   ===============  ===============

Earnings per common share                                          1.75             2.11              1.85             0.24
                                                         ===============  ===============   ===============  ===============

Number of shares outstanding (in
thousands)                                                       10,000           10,000            10,000           10,000
                                                         ===============  ===============   ===============  ===============


Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate quoted by the Asian Wall Street Journal on March 31, 1999 of US$1.00 ' HK$7.75. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 1999 or at any other certain rate.


                                        PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                                        --------------------------------------------

                                             AUDITED CONSOLIDATED BALANCE SHEETS
                                             -----------------------------------
                                              AS OF DECEMBER 31, 1996 AND 1997

                               (Amounts in thousands, except number of shares and share data)

                                                              December 31,             December 31,
                                                                  1996                     1997
                                                           ---------------  --------------------------------
                                                                HK$                HK$              US$
  ASSETS

Current assets
Cash and cash equivalents                                           2,509            1,954              252
Trade receivables                                                  14,820            9,573            1,235
Rental and utility deposits                                         4,735            7,243              935
Prepayments to vendors and suppliers and other current
  assets                                                           11,808           10,826            1,396
Inventories                                                         6,456            4,022              519
Due from related companies                                          1,986            4,932              636
Due from a shareholder - current portion                            5,566            8,414            1,086
                                                           ---------------  ---------------  ---------------

Total current assets                                               47,880           46,964            6,059
                                                           ---------------  ---------------  ---------------

Due from a shareholder - non-current portion                       10,885            2,361              305
Prepayments for construction-in-progress                           12,011           17,011            2,196
Property, plant and equipment, net                                 46,917          106,846           13,787
                                                           ---------------  ---------------  ---------------

Total assets                                                      117,693          173,182           22,347
                                                           ===============  ===============  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Short-term bank loans                                               5,627            5,596              722
Long-term bank loans - current portion                              1,827            6,269              809
Accounts payable and accrued expenses                               8,317            8,237            1,063
Obligations under finance leases- current portion                   2,257            4,577              590
Deferred income                                                    22,042           37,696            4,864
Deferred liabilities                                                    -            5,012              647
Loans from third parties                                                -            9,741            1,257
Income taxes payable                                               14,752            9,895            1,277
Taxes other than income                                             9,257            9,880            1,275
                                                           ---------------  ---------------  ---------------

Total current liabilities                                          64,079           96,903           12,504
                                                           ---------------  ---------------  ---------------

Long-term bank loans                                                  240            6,786              876
Long-term loans from third parties                                 13,916                -                -
Loans from minority shareholders of subsidiaries                    5,160            5,160              666
Obligations under finance leases - non current portion              1,698            8,253            1,065
Deferred taxation                                                   1,451            4,574              590
Minority interests                                                  4,857            6,689              863

Shareholders' equity:
Common stock, par value US$ 0.001 each,
     100 million shares authorized;                                    78               78               10
      10 million shares outstanding
Cumulative translation adjustment                                      72              131               17
Retained earnings                                                  26,142           44,608            5,756
                                                           ---------------  ---------------  ---------------

Total shareholders' equity                                         26,292           44,817            5,783
                                                           ---------------  ---------------  ---------------

Total liabilities and shareholders' equity                        117,693          173,182           22,347
                                                           ===============  ===============  ===============


Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate quoted by the Asian Wall Street Journal on March 31, 1999 of US$1.00 ' HK$7.75. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 1999 or at any other certain rate.


                                        PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                                        --------------------------------------------

                                        AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        ---------------------------------------------

                                    FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                           (Amounts in thousands)

                                                           Year ended        Year ended                Year Ended
                                                           December 31,      December 31,             December 31,
                                                              1995              1996                      1997
                                                         ---------------  ---------------   -------------------------------
                                                               HK$              HK$               HK$             US$

Cash flows from operating activities:

Net income                                                       17,533           21,111            18,466            2,383

Adjustments to reconcile net income to
net cash provided by operating activities:
Minority interests                                                2,100            2,211             1,832              236
Depreciation                                                      8,885           11,393            18,700            2,413
Loss (gain) on disposal of fixed assets                             230               18               124               16

(Increase) Decrease in assets:
Trade receivables                                                (4,788)          (6,192)             5247              677
Deposits, prepayments and other current
  assets                                                         (1,187)          (9,232)           (1,526)            (197)
Inventories                                                      (1,589)          (4,761)            2,434              314
Due from related companies                                        2,429           (1,986)           (2,946)            (380)

Increase (Decrease) in liabilities:
Accounts payable and accrued expenses                              (809)           3,281               (80)             (10)
Deferred income                                                   4,518            2,322            15,654            2,020
Deferred liabilities                                                  -                -             5,012              647
Income taxes payable                                              2,510            4,980            (4,857)            (627)
Taxes other than income                                             662            6,909               623               80
Deferred taxation                                                                  1,451             3,123              403
                                                         ---------------  ---------------   ---------------  ---------------


Net cash provided by operating activities                        30,494           31,505            61,806            7,975
                                                         ---------------  ---------------   ---------------  ---------------

Cash flows from investing activities:
Prepayments for construction-in-progress                              -           (7,084)           (5,000)            (645)
Acquisition of property, plant and equipment                    (20,427)         (18,291)          (63,360)          (8,175)
Sales proceeds from disposal of
property, plant and equipment                                     6,153            1,109                53                7
                                                         ---------------  ---------------   ---------------  ---------------

Net cash used in investing activities                           (14,274)         (24,266)          (68,307)          (8,813)
                                                         ---------------  ---------------   ---------------  ---------------

Cash flows from financing activities
(Settlement) Proceeds of short-term bank loans (2,198)            3,577              (31)               (4)
Decrease (Increase) in due from a shareholder                     2,707           (3,187)            5,676              732
Payment of dividends to a shareholders                          (29,979)               -                 -                -
Payment of dividend to minority shareholders                          -           (2,821)                -                -
Proceeds from long-term bank loans                                3,000            1,000            14,500            1,871
Repayment of long-term bank loans                                (2,193)          (4,027)           (3,512)            (453)
Proceeds from (Settlement of) long-term
loans from third parties                                         12,757            1,159            (4,175)            (539)
Capital element of finance lease rental
payments                                                            (87)          (1,152)           (6,571)            (848)
Capital contribution of the Chinese joint
venture partner into a joint venture                                  -              911                 -                -
Repayment of loans from minority
shareholders of subsidiaries                                          -           (1,200)                -                -
                                                         ---------------  ---------------   ---------------  ---------------


Net cash  (used in) provided by financing
activities                                                      (15,993)          (5,740)            5,887              759
                                                         ---------------  ---------------   ---------------  ---------------



                                        PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                                        --------------------------------------------

                                   AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                                   ------------------------------------------------------

                                      THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                   (Amounts in thousands)


                                                           Year ended        Year ended                Year Ended
                                                           December 31,      December 31,             December 31,
                                                              1995              1996                     1997
                                                         ---------------  ---------------   --------------------------------
                                                               HK$              HK$               HK$             US$

Net increase (decrease) in cash and cash
equivalents                                                         227            1,499              (614)             (79)

Cash and cash equivalents, at beginning of
    year                                                            639              901             2,509              324

Cumulative translation adjustments                                   35              109                59                7
                                                         ---------------  ---------------   ---------------  ---------------

Cash and cash equivalents, at end of year                           901            2,509             1,954              252
                                                         ===============  ===============   ===============  ===============







Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate quoted by the Asian Wall Street Journal on March 31, 1999 of US$1.00 ' HK$7.75. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 1999 or at any other certain rate.


                                        PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                                        --------------------------------------------


                                             AUDITED CONSOLIDATED STATEMENTS OF
                                               CHANGES IN SHAREHOLDERS' EQUITY
                                               -------------------------------
                                    FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                       (Amounts in thousands, except number of shares)



                                                                       Cumulative
                             Common        Common         Retained     Translations
                              Stock         Stock         Earnings     Adjustments      Total
                           ------------  ------------    ------------  ------------  ------------
                             Number          HK$             HK$           HK$           HK$
Balance at January 1,
   1995                     10,000,000            78          17,477           (72)       17,483

Net income                           -             -          17,533             -        17,533
Dividend paid                        -             -         (29,979)                    (29,979)
Translation adjustment               -             -               -            35            35
                           ------------  ------------    ------------  ------------  ------------

Balance at December 31,
   1995                     10,000,000            78           5,031           (37)        5,072

Net income                           -             -          21,111             -        21,111
Translation adjustment               -             -               -           109           109
                           ------------  ------------    ------------  ------------  ------------

Balance at December 31,
   1996                     10,000,000            78          26,142            72        26,292

Net income                           -             -          18,466             -        18,466
Translation adjustment               -             -               -            59            59
                           ------------  ------------    ------------  ------------  ------------

Balance at December 31,
   1997                     10,000,000            78          44,608           131        44,817
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

The details of Physical Holdings and the Operating Subsidiaries and their principal activities as of the date of this report are summarized below:


                                        Date of                    Equity interest
                                      acquisition/    Place of       owned by the
          Name of Company              formation    incorporation      Company        Principal activities
------------------------------------ ----------------------------- ----------------- ------------------------
                                                                   Direct   Indirect
                                                                   ------   --------


Physical Beauty & Fitness Holdings   March 8, 1996  BVI            100%        -     Investment holding
   Limited ("Physical Holdings")

Physical Health Centre Hong Kong     March 2, 1990  Hong Kong       91.4%      -     Operating 5 Fitness
   Limited ("Physical HK")                                                           Centres in Hong Kong

Regent Town Holdings Limited         September 20,  BVI             88.5%      -     Investment holding
   ("Regent")                        1993

                                                                                     Operating a beauty
Supreme Resources Limited            September 29,  Hong Kong       70%        -     treatment centre in
   ("Supreme")                       1994                                            Hong Kong

Physical Health Centre (Zhong        September 29,  Hong Kong      100%        -     Investment holding
   Shan) Limited ("Zhongshan         1994                                            (formerly operating
   Physical") (formerly known as                                                     a beauty treatment
   Famerich Development Limited                                                      centre in Hong Kong)
   ("Famerich"))

Zhongshan Physical Ladies' Club      October 29,    The PRC          -        95%    Fitness Centre in
   Ltd.  (owned by Zhongshan         1996                                            Zhongshan, the PRC
   Physical)                                                                         not yet open



1.       ORGANIZATION AND PRINCIPAL ACTIVITIES  (Cont'd)
         -------------------------------------

                                        Date of                    Equity interest
                                      acquisition/    Place of       owned by the
          Name of Company              formation    incorporation      Company        Principal activities
------------------------------------ ----------------------------- ----------------- ------------------------
                                                                   Direct   Indirect
                                                                   ------   --------

Ever Growth Limited ("Ever Growth")  September 29,  Hong Kong       100%       -     Property holding
                                     1994

Proline Holdings Limited             September 28,  BVI               -      88.5%   Investment holding
   ("Proline") (wholly               1994
    owned by Regent)

Shanghai Physical Ladies' Club       September 28,  Hong Kong         -      88.5%   Investment holding
   Company Limited ("Shanghai        1994
   Physical") (wholly owned
   by Proline)

Shanghai Physical Ladies' Club       September  28, The PRC           -      88.5%   Operating two Fitness
   Co., Ltd. (owned by Shanghai      1994                                            Centres in
   Physical)                                                                         Shanghai, the PRC

OMighty System Limited ("Mighty")    December 15,   BVI             100%       -     Provision of marketing
                                     1994                                            services for
                                                                                     cosmetics sales

Jade Regal Holdings Limited ("Jade   March 15, 1996 BVI             100%       -     Investment holding
   Regal")

Physical Health Centre (Dalian)      March 15, 1996 Hong Kong         -     100%     Investment holding
   Limited ("Dalian Physical")
   (wholly owned by Jade Regal)

Dalian Physical Ladies' Club Co.,    March 15, 1996 The PRC           -      90%     Operating a Fitness
   Ltd. (90% owned by Dalian                                                         Centre in Dalian,
   Physical )                                                                        the PRC

Star Perfection Holdings Limited     April 15, 1996 BVI             100%       -     Investment holding
   ("Star Perfection")

Physical Health Centre (Shenzhen)    April 15, 1996 Hong Kong         -     100%     Investment holding
   Limited ("Shenzhen Physical")
   (wholly-owned by Star
   Perfection)

Shenzhen Physical Ladies' Club Co.   August 16,     The PRC           -      90%     Fitness Centre in
   Ltd. (owned by "Shenzhen          1996                                            Shenzhen, the PRC
   Physical")                                                                        not yet open

Physical Health Centre (Macau)       March 21, 1997 Hong Kong       100%       -     Investment  holding
   Limited ("Macau Physical")

Physical Health  Centre (Tsuen       September 8,   Hong Kong       100%       -     Operating a Fitness
   Wan) Limited (Tsuen Wan           1997                                            Centre in Hong Kong
   Physical)


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

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES  (Cont'd)
         -------------------------------------

The Group operates Fitness Centres in the PRC through some of its Operating Subsidiaries which are Sino-foreign joint ventures established in the PRC. Detailed information in connection with these joint ventures is as follows:


                                      Term
                                Type of     Interest    of the
  Name of the                   joint       owned by    joint     Registered
 Joint Venture     Location      venture    the Group   venture     capital     Profit sharing arrangement
----------------- ------------  ----------  ----------  --------  ------------  ---------------------------


Shanghai          Huangpu       Co-operative  88.5%     10 years  Originally    None. Joint venturer
Physical          and                                             US$1,000      receives rent for
Ladies' Club      Hongqiao,                                       in cash       locations and will
Co., Ltd.         Shanghai                                        and           receive equipment when
("Shanghai JV")                                                   increased     the Joint venture is
                                                                  to            dissolved.
                                                                  US$2,000
                                                                  in cash in
                                                                  1995

Dalian Physical   Dalian        Equity        90%       12 years  Originally    Pro-rata to equity
Ladies' Club                                                      Rmb10,000     interests
Co., Ltd.                                                         in cash
("Dalian JV")                                                     and
                                                                  changed
                                                                  to
                                                                  Rmb1,000
                                                                  in cash
                                                                  and
                                                                  Rmb9,000
                                                                  in form of
                                                                  fixed
                                                                  assets and
                                                                  renovation
                                                                  materials
                                                                  in 1996

Shenzhen          Shenzhen      Co-operative  90%       10 years  HK$4,600      Pro-rata to equity
Physical                                                          in form       interests
Ladies' Club                                                      of cash
Co. Ltd.                                                          and fixed
("Shenzhen                                                        assets
JV")

Zhongshan         Zhongshan     Co-operative  95%       10 years  US$500 in     Pro-rata to equity
Physical                                                          form of       interests
Ladies' Club                                                      cash and
Co. Ltd.                                                          fixed
("Zhongshan JV")                                                  assets


2.       BASIS OF PRESENTATION
         ---------------------

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


4.       PROPERTY, PLANT AND EQUIPMENT
         -----------------------------

                                                           Year Ended
                                                          December 31,
                                                   -----------------------------
                                                       1996             1997
                                                   ------------     ------------
                                                       HK$              HK$

Land and buildings                                       3,137            3,140
Leasehold improvements                                  40,143           65,101
Machinery and equipment                                 37,995           68,452
Furniture and fixtures                                   6,368           12,863
Computers                                                1,586            2,283
Motor vehicles                                             728            1,090
Less: Accumulated depreciation                         (43,040)         (46,083)
                                                   ------------     ------------

Net book value                                          46,917          106,846
                                                   ============     ============


As of December 31, 1997, the cost and accumulated depreciation of fixed assets held under finance leases amounted to approximately HK$17,535 (1996-HK$4,927) and HK$2,555 (1996-HK$132) respectively.

5.       RELATED PARTY TRANSACTIONS
         --------------------------

The Group had the following transactions with related companies:


                                                            Year ended December 31,
                                                         1995         1996         1997
                                                      ---------    ---------    ---------
                                                        HK$         HK$          HK$


Rental of a director's quarters                            540          636          650
Purchase of cosmetics and beauty products                2,246            -            -
Purchase of beauty and fitness equipment                   898            -        2,677
Sales of beauty and fitness equipment                    1,367          793            -
Prepayments for equipment related to
construction-in-progress                                 3,961        3,961        3,961
Purchase rebate received                                 1,208            -            -
Management fee received                                     10           12           12


Certain general and administrative expenses incurred by the Group companies during the relevant years on behalf of the related companies were reimbursed by the respective related companies at cost.

The Principal Shareholders of the Group had beneficial interests in all the aforementioned related companies or the shareholders of the related companies were related to the Principal Shareholders.

The Group made certain advances to the Shareholder during the years. The balance due the Group at December 31, 1997 was HK$10,775 including interest. Under an agreement with the Group the Shareholder has pledged 1,500,000 shares of the Company stock as collateral. The loan was segregated into current and non-current based on the loan repayment schedule.

6.       SHORT-TERM BANK LOANS
         ---------------------

The short-term bank loans are secured and repayable within one year. Please refer to Note 7 for details of security for such facilities.

Supplemental information with respect to the short-term bank loans was as follows:


                                                 Year Ended      Year Ended         Year Ended
                                                December 31,    December 31,       December 31,
                                               --------------------------------   ----------------
                                                    1995            1996               1997

Maximum amount outstanding during the
period/year/year                                  HK$5,156        HK$5,626           HK$7,081

Average amount outstanding during the
period/year/year                                  HK$3,911        HK$4,517           HK$4,755

Weighted average interest rate at the end of
the period/year/year                                 11%             11%                11%

Weighted average interest rate during the
period/year/ year                                    11%             9%                 10%


7.       LONG-TERM BANK LOANS
         --------------------

Long-term bank loans bear interest at 11% p.a. on the outstanding balances. As of December 31, 1997, the loans are repayable as follows:

                                        HK$
                    1998               6,269
                    1999               3,643
                    2000               1,270
                    2001               1,412
                    2002                 461
                                  -----------
                                      13,055
                                  ===========


As of December 31, 1997, the Group had various banking facilities available from financial institutions amounting to approximately HK$21,953. These facilities were secured by:

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

The combined tax provision for the year ended December 31, 1996 was currently payable. For the year ended December 31, 1997, HK$3,846 was currently payable and HK$3,123 was deferred.

The reconciliation of the effective income tax rate based on income before income taxes and minority interests stated in the consolidated statements of income to the statutory income tax rate in Hong Kong, the PRC and the BVI is as follows:

                                                    Year Ended December 31,
                                                -------------------------------
                                                  1995        1996        1997
                                                --------    --------    --------

Weighted average statutory tax rate               17.0%       17.1%       20.7%

Permanent differences
        -Non-deductible expenses                     -           -        (0.7%)

Timing differences for which no benefit has
been recognized due to establishment of
valuation allowance
        -Restatement of deferred income            0.9%          -

Timing differences which give rise to the
provision of deferred taxation
        -Accelerated depreciation allowances on
         fixed assets                                -         7.1%        3.3%
        -Restatement of deferred income              -         1.6%        0.4%
Others                                             0.1%          -         1.9%
                                                --------    --------    --------

Effective tax rate                                18.0%       25.8%       25.6%
                                                ========    ========    ========

8.       PROVISION FOR INCOME TAXES  (Cont'd)
         --------------------------

The tax impact of temporary differences between financial and taxable income that give rise to deferred tax (assets) liabilities are principally related to the following:

                                                             Year Ended
                                                            December 31,
                                                      -----------------------
                                                         1996          1997
                                                      ----------   ----------
                                                         HK$          HK$

Accelerated depreciation allowances
on fixed assets in Hong Kong                              1,753        4,574

Restatement of deferred fitness and
beauty income                                              (302)           -

Valuation allowance for deferred tax assets                   -            -
                                                      ----------   ----------

   Total                                                  1,451        4,574
                                                      ==========   ==========


9.       OBLIGATIONS and COMMITMENTS
         ---------------------------

As of December 31, 1997, the Group had the following obligations and commitments:

a.       Operating leases
         ----------------

         Physical HK and the Shanghai and Dalian JVs lease the premises of their Fitness Centres. The total amount of lease commitments as of December 31, 1997 amounted to HK$151,810 payable as follows:

                                                                     Year Ended
                                                                    December 31,
                                                                        1997
                                                                   -------------
                                                                        HK$

        Payable during the following period:
          Within one year                                                32,450
          Over one year but not exceeding two years                      34,370
          Over two years but not exceeding three years                   26,983
          Over three years but not exceeding four years                  19,551
          Over four years but not exceeding five years                   17,527
          Thereafter                                                     20,929
                                                                   -------------

        Total lease commitments                                         151,810
                                                                   =============

         --------------------------

b.       Obligations under finance leases
         --------------------------------

         Physical HK leases fitness equipment and motor vehicles under several finance leases with lease terms extending from 1994 to 1999. The scheduled future minimum lease payments as of December 31, 1997 were as follows:


                                                                                Year Ended
                                                                               December 31,
                                                                               -------------
                                                                                   1997
                                                                               -------------
                                                                                    HK$
        Payable during the following period:
          Within one year                                                             5,848
          Over one year but not exceeding two years                                   5,196
          Over two years but not exceeding three years                                2,204
          Over three years but not exceeding four years & thereafter                  2,440
                                                                               -------------
        Total minimum lease payments                                                 15,688

        (Less) : amount representing interest                                         2,858
                                                                               -------------

        Present value of net minimum lease payments                                  12,830
                                                                               =============


c.       Loans from third parties
         ------------------------

         Pursuant to five separate loan agreements entered into between Physical HK and five third party lenders ("the Lenders") in 1995 and 1996, Physical HK borrowed a sum of approximately US$1,800 (HK$13,916) ("the Loans") from the Lenders. The Loans were originally fully repayable in 1997 or 1998, twenty-four months after the draw-down dates.

         During 1997, Physical HK repaid the sum of US$540 (HK$4,175) to two of the Lenders. In addition, supplemental loan agreements were signed between Physical HK and the two remaining Lenders in November 1997. The Lenders agreed to extend the loan period and the amounts due have been classified current and non-current in the Balance Sheet. The Company agreed to pay interest at three percent over the prevailing prime rate during the extended period.


d.       Capital commitments
         -------------------

         As of December 31, 1997, the Group had outstanding capital commitments in relation to the purchase of fitness equipment, vehicles and leasehold improvements of new Fitness Centres of approximately HK$14,377.

10.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         -------------------------------------------------

                                            Year Ended
                                           December 31,
                              ---------------------------------------
                                  1995          1996          1997
                              -----------   -----------   -----------
                                  HK$           HK$            HK$

Cash paid for:
Interest expense                   1,158           841         4,151
Income taxes                       2,415         3,238         8,862



11.      OTHER SUPPLEMENTAL INFORMATION
         ------------------------------

The following items are included in the consolidated statements of income:

                                                    Year Ended
                                                   December 31,
                                        ------------------------------------
                                           1995         1996         1997
                                        ----------   ----------   ----------
                                            HK$          HK$          HK$

Foreign exchange gain (loss))                 109            1          (59)
Interest expense on finance leases             20          210        1,265
Interest expense on
  Overdrafts and bank loans                 1,138          631        1,528
Interest expense on loans
  from third parties                            -            -        1,358
Interest income                                 1            2        1,498
Sales taxes                                   504        1,216        1,040
Rental expenses under operating
  leases                                   18,250       21,185       31,714


12.      DISTRIBUTION OF PROFIT
         ----------------------

In the opinion of management, any undistributed earnings of Physical Holdings and the Operating Subsidiaries will be reinvested indefinitely.

13.      STOCK OPTION PLAN
         -----------------

The Company has a Stock Option Plan which was adopted by the Company's stockholders and its Board of Directors on April 23, 1997. Under the Plan, the Company may issue incentive stock options, non-qualified options, restricted stock grants, and stock appreciation rights to selected directors, officers, advisors and employees of the Company. A total of 500,000 shares of Common Stock of the Company are reserved for issuance under the Plan. Stock options may be granted as non-qualified or incentive options. Incentive stock options may not be granted at a price less than the fair market value of the stock as of the date of grant while non-qualified stock options may not be granted at a price less than 85% of the fair market value of the stock as of the date of grant. The plan will be administered by an Option Committee which is to be composed of two or more disinterested directors of the Board of Directors. The option can be exercised during a period of time fixed by the Committee except that no may be exercised more than ten years after the date of grant of three years after death or disability , whichever is later. As of December 31, 1997, no stock options have been granted by the Company .


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in the registrant's accountants during fiscal year 1997.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The directors and executive officers of the Company are set forth in the table below.


NAME                AGE   POSITIONS WITH THE COMPANY

Ngai Keung
 Luk (Serleo)       42    Chairman of the Board of Directors, Chief
                          Executive Officer

Jill Bodnar         33    President and Director

Robert Chui         41    Chief Financial Officer and Director

Darrie Lam          35    Executive Vice President, Secretary and Director

Yuk Wah Ho          42    Executive Vice President  and Director

Yat Ming Lam        41    Director

Allan Wah Chung Li  41    Director


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

         YAT MING LAM, DIRECTOR. Mr. Lam has been a Director of the Company since August, 1997. In the past four years, Mr. Lam has been employed as a Sales Manager with Fitness Concept Leisure Supplies Ltd., one of the leading fitness equipment and product suppliers. Previously, Mr. Lam was employed as a trader with the Hong Kong gold exchange.

         ALLAN WAH CHUNG LI, DIRECTOR. Mr li has been a director of the Company since June, 1998. Mr. Li is a solicitor qualified to practice law in Canada, England and Hong Kong. For the last ten years, Mr. Li practiced law in Vancouver, Toronto and Hong Kong and had also worked for the Listing Division of the Stock Exchange of Hong Kong, where he is currently serving as a vice-president, and is involved in hotels and corporate transactions. Mr. Li received B. Comm. And L.L.B degree from the University of British Columbia, Canada.

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

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal year ended December 31, 1997 ("Fiscal 1997"), the fiscal year ended, 1996 ("Fiscal 1996") and the fiscal year ended December 31, 1995 ("Fiscal 1995") by those persons who served as Chief Executive Officer and any Named Executive Officer who received compensation in excess of $100,000 during such years.


                                    SUMMARY COMPENSATION TABLE (US$)
                                                                    Awards(2)
                                                Annual
Name and Principal Position        Year        Salary(1)        Bonus(3)    Other Compensation(4)
---------------------------------------------------------------------------------------------------
Ngai Keung Luk, CEO, Chairman      1994         16,000            -----             70,000
                                   1995         17,000            -----             70,000
                                   1996         15,500            -----             82,000
                                   1997        166,000            -----             84,000

Jill Bodnar, President, COO        1994         47,000            3,900
                                   1995         47,000            3,900
                                   1996         54,000            4,500
                                   1997         69,700            4,500

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

(3)  Bonus awarded based on performance.

(4) Other compensation for Mr. Luk included an allowance for Mr. Luk's living accommodations. The yearly allowance of US$84,000 for the fiscal year 1997, represents 50% of the fair market rent of the property owned by a related company, Silver Policy Development Limited. The remaining portion is shared by another related company, Williluck International Limited. Mr. Luk and his wife are the shareholders and directors of both Silver Policy Development Limited and Williluck International Limited. The current market rent of the property, which is exclusively used for residential purpose by Mr. Luk and his family, is US$15,500 per month (increased from $13,700 per month) effective November, 1997. The Company and Williluck International Limited each pay US$6,850 per month for the first ten months and US$7,750 per month thereafter to Silver Policy Development Limited. Yearly allowance to Mr. Luk is recorded on the Company's books as US$84,000 in 1997. The money is paid directly to Silver Policy Development Limited. Physical Health Centre Hong Kong Limited is using the property as security to obtain a full line of credit from the Kwangtung Provincial Bank. See also "Certain Transactions".

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

1997 STOCK OPTION PLAN

   The Company has a Stock Option Plan which was adopted by the Company's stockholders and its Board of Directors on April 23, 1997 as "1997 Stock Option Plan" (the "Plan"). Under the Plan, the Company may issue incentive stock options, non-qualified options, restricted stock grants, and stock appreciation rights to selected directors, officers, advisors and employees of the Company. Under the Plan, a total of 500,000 pre-split (375,000 post-split) shares of Common Stock are reserved for issuance. The Plan provides for appropriate adjustments in the number and kind of shares subject to the Plan and to outstanding options in the event of a stock split, stock dividend, or certain other types of recapitalization. Stock options may be granted as non-qualified stock options or incentive stock options, but incentive stock options may not be granted at a price less than 100% of the fair market value of the stock as of the date of grant (110% as to any 10% shareholder at the time of grant); non-qualified stock options may not be granted at a price less than 85% of the fair market value of the stock as of the date of grant. The Plan shall be administered by an Option Committee which is to be composed of two or more members of the Board of Directors who are disinterested directors. No persons have been named to the Option Committee as of December 31, 1997. Stock options may be exercised during a period of time fixed by the Option Committee except that no stock option may be exercised more than ten years after the date of grant or three years after death or disability, whichever is later. As of the date hereof, no options have been granted by the Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth, as of March 31, 1998, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted. Unless otherwise indicated, the address for each stockholder is 12/F - 15/F Lee Theatre Plaza, 99 Percival St., Causeway Bay, Hong Kong.

                                                 AMOUNT OF
        NAME AND                                 BENEFICIAL           PERCENT OF
         ADDRESS                                OWNERSHIP(1)             CLASS
        --------                                ------------          ----------
Ngai Keung Luk (Serleo)(2)                        8,000,000               80.0%
Chairman and CEO

Jill Bodnar                                               0                0.0%
President

Yat Ming Lam
Director                                                  0                0.0%

Robert Chui
Chief Financial Officer                                   0                0.0%

Darrie Lam
Vice President                                            0                0.0%

Yuk Wah Ho (3)                                            0                0.0%
Vice President

Allan Wah Chung Li, Director                              0                0.0%

All Directors and Officers
as a Group (7 persons)(2)                         8,000,000              80.00%


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

(2) Mr. Luk pledged 1,500,000 shares of Common Stock for the loans received from the Company under that certain Pledge Agreement dated September 30, 1997.

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

         The Group made certain advances to Mr. Luk during the years. The balance due the Group at December 31, 1997 was HK$10,775 including interest. Under an agreement with the Company Mr. Luk has pledged 1,500,000 shares of the Company stock as collateral. The loan was segregated into current and non-current based on the loan repayment schedule.

         In January 1997, the Company approved an advance to Mr. Luk in the amount of HK$ 6 million (US$780,000), which loan was repaid in full by Mr. Luk on April 22, 1997.

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

           Mr. Luk receives a monthly allowance of HK$53,000 (US$84,000 for the fiscal year 1997) for his living accommodations. Such allowance represents 50% of the fair market rent of the property owned by a related company, Silver Policy Development Limited ("Silver Policy"). Silver Policy is a limited company incorporated in Hong Kong. Mr. Luk and Mrs. Luk respectively hold 0.01% and 99.99% shares in Silver Policy. They also act as directors of Silver Policy.

Since April 1994, Physical Health Centre Hong Kong Limited ("Hong Kong Limited") has concluded a tenancy agreement with Silver Policy for the property to be used exclusively for residential purpose by Mr. Luk and his family. In April 1996, Silver Policy increased the rent from $11,600 to $13,700 per month and further increased to $15,500 from November, 1997. Hong Kong Limited and Williluck International Limited ("Williluck") each paid US$5,80 per month thereafter. The annual rent allowance costs as recorded by Physical totaled $79,050 in 1996 and $84,000 in 1997. Pursuant to the lease agreement between Sliver Policy and Hong Kong Limited, the premises for Mr. Luk and his family are rented by Hong Kong Limited from Silver Policy for HK$120,000 (US$15,500) per month. Hong Kong Limited then charges back a related company, Williluck, for a 50% share of the rent. Mr. Luk is a director of Williluck. Hong Kong Limited is using the property as security to obtain a full line of credit from the Kwangtung Provincial Bank. See also "Management - Compensation".

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

          (b)    Reports on Form 8-K
                 -------------------

                 During the fiscal year ended December 31, 1997, the Company did not file any reports on Form 8-K.

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