Form 10QSB
period 1998-03-31
PHYSICAL SPA & FITNESS INC
filed 1999-07-01
CIK 1048055

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998.

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

                              Yes   X      No
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

     Consolidated Statements of Operations
     for the three months ended March
     31, 1998 and 1997 (Unaudited)

     Consolidated Balance Sheets at March 31, 1998 and December 31,1997 (Unaudited)

     Consolidated Statements of Cash Flows
     for the three months ended March 31, 1998 and 1997 (Unaudited)

     Notes to Consolidated Financial Statements

   ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OR PLAN OF OPERATION


PART II  -   OTHER INFORMATION

   ITEM 1   -   LEGAL PROCEEDINGS

   ITEM 2   -   CHANGE IN SECURITIES

   ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES

   ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE
                OF SECURITY HOLDERS

   ITEM 5   -   OTHER INFORMATION

   ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
         FOR THE THREE MONTHS FROM JANUARY 1, 1997 TO MARCH 31, 1997 AND
                       JANUARY 1, 1998 TO MARCH 31, 1998

                             (Amounts in thousands)

                                        Three Months
                                           Ended          Three Months Ended
                                       March 31, 1997       March 31, 1998
                                        ------------  --------------------------
                                             HK$           HK$          US$
                                        (Unaudited)   (Unaudited)   (Unaudited)
Operating Revenues
Fitness service                               9,843        27,893         3,599
Beauty treatments                            14,075        13,633         1,759
  Others                                         22            27             4
                                        ------------  ------------  ------------

Total operating revenues                     23,940        41,553         5,362
                                        ------------  ------------  ------------

Operating Expenses
Salaries and commissions                      7,549        12,416         1,603
Rent and related expenses                     6,214         9,164         1,182
Depreciation                                  2,889         5,923           764
Other selling and administrative
expenses                                      6,533         9,468         1,222
                                        ------------  ------------  ------------

Total operating expenses                     23,185        36,971         4,771
                                        ------------  ------------  ------------

Income from operations                          755         4,582           591
                                        ------------  ------------  ------------

Non-operating (income) expenses

Other (income), net                            (202)         (238)          (31)
Interest expenses                               426         1,131           146
                                        ------------  ------------  ------------

Total non-operating (income) expenses           224           893           115
                                        ------------  ------------  ------------

Income before income taxes and
minority interests                              531         3,689           476

Provision for income taxes                      423         1,063           137
                                        ------------  ------------  ------------

Income before minority interests                108         2,626           339

Minority interests                               80           252            33
                                        ------------  ------------  ------------

Net income                                       28         2,374           306
                                        ============  ============  ============

Earnings per common share                      0.00          0.24          0.03
                                        ============  ============  ============

Number of shares outstanding (in
thousands)                                   10,000        10,000        10,000
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

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                       AUDITED CONSOLIDATED BALANCE SHEETS
                       -----------------------------------
                             AS OF DECEMBER 31, 1997
                                       AND
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                              AS OF MARCH 31, 1998

         (Amounts in thousands, except number of shares and share data)

                                                           December 31, 1997               March 31, 1998
                                                      --------------------------  --------------------------
                                                           HK$           US$           HK$           US$
ASSETS                                                                            (Unaudited)    (Unaudited)
------

CURRENT ASSETS
Cash and cash equivalents                                   1,954           252         4,275           552
Trade receivables                                           9,573         1,235         6,681           862
Rental and utility deposits                                 7,243           935         7,757         1,001
Prepayments to vendors and suppliers and
   other current assets                                    10,826         1,396        10,110         1,305
Inventories                                                 4,022           519         4,064           524
Due from related companies                                  4,932           636         6,870           886
Due from a shareholder - current portion                    8,414         1,086           123            16
                                                      ------------  ------------  ------------  ------------
TOTAL CURRENT ASSETS                                       46,964         6,059        39,880         5,146
                                                      ------------  ------------  ------------  ------------

Due from a shareholder - non-current portion                2,361           305             -             -
Prepayments for construction-in-progress                   17,011         2,196        12,111         1,563
Property, plant and equipment, net                        106,846        13,787       112,666        14,537
                                                      ------------  ------------  ------------  ------------

TOTAL ASSETS                                              173,182        22,347       164,657        21,246
                                                      ============  ============  ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term bank loans                                       5,596           722         5,317           686
Long-term bank loans - current portion                      6,269           809         1,454           188
Accounts payable and accrued expenses                       8,237         1,063        11,074         1,429
Obligations under finance leases- current portion           4,577           590         4,512           582
Deferred income                                            37,696         4,864        34,109         4,401
Deferred liabilities - current portion                        743            96           743            96
Loans from third parties                                    9,741         1,257         3,092           399
Income taxes payable                                        9,895         1,277        10,099         1,303
Taxes other than income                                     9,880         1,275         9,902         1,278
                                                      ------------  ------------  ------------  ------------

TOTAL CURRENT LIABILITIES                                  92,634        11,953        80,302        10,362
                                                      ------------  ------------  ------------  ------------

Long-term bank loans                                        6,786           876        10,188         1,315
Long-term loans from third parties                              -             -             -             -
Loans from minority shareholders of subsidiaries            5,160           666         4,200           542
Obligations under finance leases - non current portion      8,253         1,065         7,180           926
Deferred liabilities - non current portion                  4,269           551         4,083           527
Deferred taxation                                           4,574           590         4,574           590
Minority interests                                          6,689           863         6,945           896

SHAREHOLDERS' EQUITY:

Common stock, par value US$ 0.001 each, 100 million
shares authorized; 10 million shares outstanding               78            10            78            10
Cumulative translation adjustment                             131            17           125            16
Retained earnings                                          44,608         5,756        46,982         6,062
                                                      ------------  ------------  ------------  ------------

TOTAL SHAREHOLDERS' EQUITY                                 44,817         5,783        47,185         6,088
                                                      ------------  ------------  ------------  ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                173,182        22,347       164,657        21,246
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

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
         FOR THE THREE MONTHS FROM JANUARY 1, 1997 TO MARCH 31, 1997 AND
                        JANUARY 1, 1998 TO MARCH 31, 1998
                             (Amounts in thousands)

                                        Three Months
                                           Ended          Three Months Ended
                                       March 31, 1997       March 31, 1998
                                        ------------  --------------------------
                                             HK$           HK$          US$
CASH FLOWS FROM OPERATING ACTIVITIES:   (Unaudited)   (Unaudited)   (Unaudited)

Net income                                       28         2,374           306

Adjustments to reconcile net
   income to net cash provided by
   operating activities:
Minority interests                               80           252            33
Depreciation                                  2,889         5,923           764
Loss on disposal of fixed assets                  -           122            16

(Increase) Decrease in assets:
Trade receivables                             2,276         2,892           373
Deposits, prepayments and other current
   assets                                     3,367           202            25
Inventories                                       7           (42)           (5)
Due from related companies                      327        (1,938)         (250)

Increase (Decrease) in liabilities:
Accounts payable and accrued expenses        (3,206)        2,837           366
Deferred income                               6,808        (3,587)         (463)
Deferred liabilities                              -          (186)          (24)
Income taxes payable                         (1,787)          204            26
Taxes other than income                         (92)           22             3
Deferred taxation                                 -             -             -
                                        ------------  ------------  ------------

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                10,697         9,075         1,170
                                        ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayments for construction-in-progress    (17,039)            -             -
Acquisition of property, plant and
   equipment                                 (2,206)       (6,961)         (897)
Sales proceeds from disposal of
   property, plant and equipment                  -             -             -
                                        ------------  ------------  ------------

NET CASH USED IN INVESTING ACTIVITIES       (19,245)       (6,961)         (897)
                                        ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
(Settlement) Proceeds of short-term bank
   loans                                       (386)         (279)          (36)
Decrease (Increase) in due from a
   shareholder                               (6,456)       10,652         1,375
Payment of dividends to a shareholders            -             -             -
Payment of dividend to minority shareholders      -             -             -
Proceeds from long-term bank loans           10,000         4,000           516
Repayment of long-term bank loans              (284)       (5,413)         (698)
Proceeds from (Settlement of) long-term
   loans from third parties                       -        (6,649)         (858)
Assumption of finance lease obligations       8,432             -             -
Capital element of finance lease rental
   payments                                  (3,024)       (1,138)         (147)
Capital contribution of the Chinese
   joint venture partner into a
   joint venture                                  -             -             -
Repayment of loans from minority
   shareholders of subsidiaries                   -          (960)         (124)
                                        ------------  ------------  ------------
NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                 8,282           213            28
                                        ------------  ------------  ------------

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
         FOR THE THREE MONTHS FROM JANUARY 1, 1997 TO MARCH 31, 1997 AND
                        JANUARY 1, 1998 TO MARCH 31, 1998
                             (Amounts in thousands)

                                        Three Months
                                           Ended          Three Months Ended
                                       March 31, 1997       March 31, 1998
                                        ------------  --------------------------
                                             HK$           HK$          US$
                                        (Unaudited)   (Unaudited)   (Unaudited)


NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                 (266)        2,327           301

Cash and cash equivalents, at
   beginning of year                          2,509         1,954           252

Cumulative translation adjustments               27            (6)           (1)
                                        ------------  ------------  ------------

Cash and cash equivalents, at
   end of year                                2,270         4,275           552
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

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                 (Amounts in thousands, except number of shares,
                   per share data and unless otherwise stated)



1.       ORGANIZATION AND PRINCIPAL ACTIVITIES
----------------------------------------------

Physical Spa & Fitness Inc. ("the Company") was incorporated on September 21, 1988 under the laws of the United States of America under the name of Foreclosed Realty Exchange Inc. The Company was incorporated with a share capital of 100 million common shares with par value of US$0.001 each. 10 million common shares were issued and outstanding as of March 31, 1998 as adjusted for a forward split in June 1998. The Company is a U.S. public company listed on the National Association of Securities Dealers Automated Quotations.

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

Pursuant to a Share Exchange Agreement entered into between the Company and Physical Holdings on August 8, 1996, the Shareholder transferred his controlling interest in the outstanding stock of Physical Holdings in exchange for 80% of the outstanding common shares of the Company. The transaction was completed on October 21, 1996 when the Company became the ultimate holding company of Physical Holdings and the Operating Subsidiaries. As part of the above transaction, certain shareholders of the Company also transferred 990,000 common shares to Goodchild Investments Limited ("Goodchild"). Accordingly, the Shareholder and Goodchild became the major shareholders of the Company. In February, 1998, Goodchild sold all its common shares of the Company in a public transaction to a Japanese institutional investor.

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

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES  (Cont'd)
----------------------------------------------

During the period from 1990 to 1997, Physical HK and Physical Holdings expanded their scope of operations by acquiring and establishing several subsidiary companies and by forming Sino-foreign joint ventures in the PRC to operate seven additional Fitness Centres in Hong Kong, two in Shanghai and one in Dalian, the PRC, and other related businesses. These subsidiary companies were all formerly jointly-owned by the Principal Shareholders or solely by the Shareholder. The respective equity interests were transferred by the Principal Shareholders to Physical HK or Physical Holdings throughout 1993 to 1996 at the original cost of the respective investments.

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

The details of Physical Holdings and the Operating Subsidiaries and their principal activities as of the date of this report are summarized below:

                                                    Date of
                                                  acquisition/      Place of     Equity interest
            Name of Company                        formation      incorporation   owned by the      Principal activities
                                                                                     Company
--------------------------------------------- ------------------- ------------- ------------------ ---------------------------------
                                                                                 Direct  Indirect
                                                                                 ------  --------

Physical Beauty & Fitness Holdings Limited    March 8, 1996       BVI             100%      -      Investment holding
   ("Physical Holdings")

Physical Health Centre Hong Kong Limited      March 2,  1990      Hong Kong      91.4%      -      Operating 5 Fitness Centres
   ("Physical HK")                                                                                    in Hong Kong

Regent Town Holdings Limited ("Regent")       September 20, 1993  BVI            92.5%      -      Investment holding

Supreme Resources Limited ("Supreme")         September 29, 1994  Hong Kong       70%       -      Operating a beauty
                                                                                                      treatment centre in Hong
                                                                                                      Kong

Physical Health Centre (Zhong Shan) Limited   September 29, 1994  Hong Kong       100%      -      Investment holding
   ("Zhongshan Physical")(formerly known as                                                           (formerly operating a
   Famerich Development Limited ("Famerich"))                                                         beauty treatment centre
                                                                                                      in Hong Kong)

Zhongshan Physical Ladies' Club Ltd. (owned   October 29, 1996    The PRC          -       95%     Operating a Fitness Centre
    by Zhongshan Physical)                                                                            in Zhongshan, the PRC


1.       ORGANIZATION AND PRINCIPAL ACTIVITIES  (Cont'd)
----------------------------------------------


                                                    Date of
                                                  acquisition/      Place of     Equity interest
            Name of Company                        formation      incorporation   owned by the      Principal activities
                                                                                     Company
--------------------------------------------- ------------------- ------------- ------------------ ---------------------------------
                                                                                 Direct  Indirect
                                                                                 ------  --------

Ever Growth Limited ("Ever Growth")           September 29, 1994  Hong Kong      100%      -       Property holding

Proline Holdings Limited ("Proline")          September 28, 1994  BVI              -     92.5%     Investment holding
   (wholly owned by Regent)

Shanghai Physical Ladies' Club Company        September 28, 1994  Hong Kong        -     92.5%     Investment holding
   Limited ("Shanghai Physical")
   (wholly owned by Proline)

Shanghai Physical Ladies' Club Co., Ltd.      September 28, 1994  The PRC          -     92.5%     Operating two Fitness
   (owned by Shanghai Physical)                                                                       Centres in Shanghai, the PRC

Mighty System Limited ("Mighty")              December 15, 1994   BVI            100%      -       Provision of marketing
                                                                                                      services for cosmetics sales

Jade Regal Holdings Limited ("Jade Regal")    March 15, 1996      BVI            100%      -       Investment holding

Physical Health Centre (Dalian) Limited       March 15, 1996      Hong Kong        -      100%     Investment holding
   ("Dalian Physical") (wholly owned
   by Jade Regal)

Dalian Physical Ladies' Club Co., Ltd.        March 15, 1996      The PRC          -      90%      Operating a Fitness
   (90% owned by Dalian Physical)                                                                     Centre in Dalian, the PRC

Star Perfection Holdings Limited              April 15, 1996      BVI            100%      -       Investment holding
   ("Star Perfection")

Physical Health Centre (Shenzhen) Limited     April 15, 1996      Hong Kong        -      100%     Investment holding
   ("Shenzhen Physical")
   (wholly-owned by Star Perfection)

Shenzhen Physical Ladies' Club Co. Ltd.       August 16, 1996     The PRC          -      90%      Operating a Fitness Centre
   Ltd. (owned by "Shenzhen Physical")                                                                in Shenzhen, the PRC

Physical Health Centre (Macau) Limited        March 21, 1997      Hong Kong      100%      -      Investment holding
   ("Macau Physical")

Physical Health Centre (Tsuen Wan) Limited    September 8, 1997   Hong Kong      100%      -       Operating a Fitness Centre
   ("Tsuen Wan Physical")                                                                             in Hong Kong


Regent was originally 67% owned by Physical HK upon its incorporation. In June, 1995, Physical HK increased its equity interest to 83.5% by acquiring additional shares issued by Regent at the par value of the shares. In June, 1996, 5% of the equity interest of Regent owned by a minority shareholder was acquired by the Shareholder (see Note 6(c)). All the shares owned by Physical HK and the Shareholder were then transferred to Physical Holdings at the original cost of their investment to Physical HK and the Shareholder.

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

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES  (Cont'd)
----------------------------------------------

The Group operates Fitness Centres in the PRC through some of its Operating Subsidiaries which are Sino-foreign joint ventures established in the PRC. Detailed information in connection with these joint ventures is as follows:


                                                              Term
                                    Type of      Interest     of the
   Name of the                       joint       owned by     joint    Registered
  Joint Venture      Location       venture      the Group    venture    capital     Profit sharing arrangement
----------------- -------------- -------------  -----------  --------  ------------  ---------------------------

Shanghai          Huangpu and    Co-operative     92.5%      10 years  Originally    See arrangement on p.11
Physical Ladies'  Hongqiao,                                            US$1,000 in
Club Co., Ltd.    Shanghai                                             cash and
("Shanghai JV")                                                        increased
                                                                       to US$2,000
                                                                       in cash in
                                                                       1995

Dalian Physical   Dalian         Equity            90%       12 years  Originally    Pro-rata to equity interests
Ladies' Club                                                           Rmb10,000
Co., Ltd.                                                              in cash and
("Dalian JV")                                                          changed to
                                                                       Rmb1,000
                                                                       in cash and
                                                                       Rmb9,000
                                                                       in form of
                                                                       fixed assets
                                                                       and
                                                                       renovation
                                                                       materials in
                                                                       1996

Shenzhen          Shenzhen       Co-operative      90%       10 years  HK$4,600      Pro-rata to equity interests
Physical                                                               in form of
Ladies' Club                                                           cash and
Co. Ltd.                                                               fixed assets
("Shenzhen JV")


Zhongshan         Zhongshan      Co-operative      95%       10 years  US$500 in     Pro-rata to equity interests
Physical                                                               form of
Ladies' Club                                                           cash and
Co. Ltd.                                                               fixed assets
("Zhongshan JV")


1.       ORGANIZATION AND PRINCIPAL ACTIVITIES  (Cont'd)
----------------------------------------------

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

Shenzhen JV
-----------

According to the laws in the PRC and the terms of the joint venture contract, both joint venture partners are obliged to fulfill their capital contribution requirements to the joint venture within a specified period of time after the issue of the business license. As of the date of this report, however, both joint venture partners have not contributed the required capital according to the requirements of the contract. Such default in the funding obligations will require renegotiations between the two partners and may also trigger default remedies as specified in the joint venture contract. Further, a failure to meet regulatory time limits set by the State Administration of Industry and Commerce for capital contributions could result in the cancellation of the approval of the joint venture's business license. Both joint venture partners are in the process of applying to the relevant authorities for an extension of such time limits.

The joint venture has not yet commenced operations as of the date of this report.

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES  (Cont'd)
----------------------------------------------

Zhongshan JV
------------

Similar to the Shenzhen JV, both joint venture partners have not contributed the required capital within the specified time limit according to the requirements of the contract as of the date of this report. The joint venture partners are in the process of applying for extension of such time limit from the relevant authorities.

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

POLITICAL ENVIRONMENT

The value of the Company's investments in the Shanghai and Dalian JVs may be adversely affected by changes in policies by the Chinese government including, among others, changes in laws, regulations or the interpretation thereof; confiscatory taxation; restrictions on foreign currency conversion, imports or sources of suppliers; or the expropriation or nationalization of private enterprises.

ECONOMIC ENVIRONMENT

The economy of the PRC differs significantly from the economies of the United States and Western Europe in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. Only recently has the PRC government encouraged substantial private economic activities.

The Chinese economy has experienced significant growth in the past five years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the PRC central government to control inflation have significantly restrained economic expansion recently. Similar actions by the central government of the PRC in the future could have a significant adverse effect on the economic conditions in the PRC and the economic prospects for the Company, its subsidiaries and the China joint ventures in which the Company has invested.

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES  (Cont'd)
----------------------------------------------

ECONOMIC ENVIRONMENT (CONT'D)

In recent years, the PRC economy has experienced periods of rapid economic expansion and high rates of inflation. More recently, it has been exposed to the economic crisis in Asia. The central government has from time to time adopted various measures designed to stabilize the economy, regulate growth and contain inflation. All such economic events and measures could adversely affect the Group's results of operations and expansion plans.

FOREIGN CURRENCY EXCHANGE

The Chinese central government imposes control over its foreign currency reserves through control over imports and through direct regulation of the conversion of its Renminbi currency into foreign currencies. As a result, the Renminbi was not freely convertible into foreign currencies in the past. While recent changes in foreign exchange regulations permit the Renminbi to be convertible under the "current account", which includes trade and service related foreign exchange transactions, it is still not freely convertible under the "capital account" which includes foreign direct investment.

All foreign exchange transactions involving the Renminbi must take place either through the People's Bank of China or other institutions authorized to buy and sell foreign currencies, or at a swap centre. Before January 1, 1994, the exchange rates used for transactions through the People's Bank of China and other authorized institutions were set by the government (the "official exchange rate") from time to time whereas the exchange rates available at the swap centres (the "swap centre rates") were determined largely by supply and demand. The Chinese government announced the unification of the two-tier exchange rate systems in December 1993 effective January 1, 1994. The unification brought the official exchange rate of the Renminbi in line with the swap centre rate.

Payment for imported materials and remittance of earnings outside of the PRC are subject to the availability of foreign currency which is dependent on the foreign currency denominated earnings of the entity or must be arranged through a swap centre or designated foreign exchange bank. Approval for exchange at a swap centre is granted to joint venture enterprises for valid reasons such as the purchase of imported materials and remittance of earnings. However, there can be no assurance that current authorizations for foreign invested enterprises ("FIE") to retain their foreign exchange to satisfy foreign exchange liabilities or to pay dividends will not be limited or eliminated or that FIEs such as the Shanghai and Dalian JVs will be able to obtain sufficient foreign exchange to pay dividends or satisfy their foreign exchange requirements. Foreign exchange transactions under the capital account continue to require approvals from the State Administration of Foreign Exchange, which could limit the ability of the Shanghai and Dalian JVs to obtain foreign exchange through foreign currency denominated debt or equity financing.

The Shanghai and Dalian JVs conduct substantially all of their business in the PRC, and their financial performance and condition are measured in terms of Renminbi. The revenues and income of the Shanghai and Dalian JVs are

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES  (Cont'd)
----------------------------------------------

FOREIGN CURRENCY EXCHANGE (CONT'D)

predominantly denominated in Renminbi, and will have to be converted to pay dividends to the Company in United States Dollars or Hong Kong Dollars. Should the Renminbi devalue against these currencies, such devaluation would have a material adverse effect on the Company's income and the foreign currency equivalent of such income repatriated by the Shanghai and Dalian JVs to the Company. The Company currently is not able to hedge its exchange rate exposure in the PRC because neither the banks in the PRC nor any other financial institutions authorized to engage in foreign exchange transactions offer forward exchange contracts.

LEGAL ENVIRONMENT

Since 1979, many laws and regulations dealing with economic matters in general and foreign investment in particular have been enacted in the PRC. However, the PRC still does not have a comprehensive system of laws and enforcement of existing laws may be uncertain and sporadic.



2.       BASIS OF PRESENTATION
------------------------------

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


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

a.       BASIS OF CONSOLIDATION
         ----------------------

         The consolidated financial statements include the financial statements of the Company, its majority-owned and controlled subsidiaries and joint ventures. All material intercompany balances and transactions have been eliminated on consolidation.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Cont'd)
---------------------------------------------------

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

c.       CASH AND CASH EQUIVALENTS
         -------------------------

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Cont'd)
---------------------------------------------------

e.       TAXATION: INCOME TAXES
         ----------------------

         No provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company and its Operating Subsidiaries has been provided as the earnings of the Operating Subsidiaries, in the opinion of the management, will be reinvested indefinitely.

         Physical HK, Supreme, Zhongshan Physical, Ever Growth, Shanghai Physical, Dalian Physical and Shenzhen Physical, Macau Physical and Tsuen Wan Physical were incorporated under the laws of Hong Kong. They provide for Hong Kong profits tax at a rate of 16% (1997 - 16.5%) on the basis of their income for financial reporting purposes, adjusted for income and expense items which are not assessable or deductible for income tax purposes.

         Physical Holdings, Regent, Mighty, Proline, Jade Regal and Star Perfection were incorporated under the laws of BVI and under these laws, they are not subject to tax on income or on capital gains.

         The Shanghai and Dalian JVs, which were incorporated under the laws of the PRC, provide for enterprise income tax on their assessable income in accordance with the relevant regulations of the PRC, after considering all available tax benefits and allowances. They are subject to PRC enterprise income taxes at the applicable tax rate of 33%.

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

f.       TAXATION: SALES TAX
         -------------------

         According to the tax regulations promulgated by the PRC government which came into effect on January 1, 1994, the Shanghai and Dalian JVs are subject to Business Tax ("BT") calculated at 5% on the gross service income received by the joint ventures.

         BT is recognized on the accrual basis. Sales revenue is recorded in the financial statements net of BT.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Cont'd)
---------------------------------------------------

g.       FOREIGN CURRENCY TRANSLATION
         ----------------------------

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Cont'd)
---------------------------------------------------

i.       OPERATING LEASES
         ----------------

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

k.       DEFERRED LIABILITIES
         --------------------

         Deferred liabilities represent the benefit arising from the rent-free period granted by lessors under operating leases. Deferred liabilities are used to offset against operating lease rental expenses over the lease term.



4.       PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

                                               December 31,           March 31,
                                        --------------------------  ------------
                                            1996          1997         1998
                                        ------------  ------------  ------------
                                             HK$           HK$          HK$
                                                                    (Unaudited)
Land and buildings                            3,137         3,140         3,140
Leasehold improvements                       40,143        65,101        64,977
Machinery and equipment                      37,995        68,452        64,894
Furniture and fixtures                        6,368        12,863        12,898
Computers                                     1,586         2,283         2,468
Motor vehicles                                  728         1,090         1,090
Construction-in-progress                          -             -         9,396
Less: Accumulated depreciation              (43,040)      (46,083)      (46,197)
                                        ------------  ------------  ------------

Net book value                               46,917       106,846       112,666
                                        ============  ============  ============


As of December 31, 1997, the cost and accumulated depreciation of fixed assets held under finance leases amounted to approximately HK$17,535 (1996 - HK$4,927) and HK$2,555 (1996 - HK$132) respectively. As of March 31, 1998, the cost and accumulated depreciation of fixed assets held under finance leases amounted to approximately HK$17,535 and HK$3,635 respectively.

5.       TRADE RECEIVABLES
--------------------------

Trade receivables comprised the following items:

                                               December 31,           March 31,
                                        --------------------------  ------------
                                            1996          1997         1998
                                        ------------  ------------  ------------
                                             HK$           HK$          HK$
                                                                    (Unaudited)

Balance with a beauty product vendor          9,641         8,380         6,231
Corporate beauty package receivables          4,854             -             -
Others                                          325         1,193           450
                                        ------------  ------------  ------------

                                             14,820         9,573         6,681
                                        ============  ============  ============




(a)      BALANCE WITH A BEAUTY PRODUCT VENDOR:
         -------------------------------------

         Pursuant to a marketing agreement between an Operating Subsidiary, Mighty, and a beauty product vendor ("the Vendor"), the Vendor agreed to pay marketing fees calculated at HK$500 per month from June 1994 to November 1994 and HK$250 per month thereafter to Mighty for marketing services rendered for cosmetic sales up to May, 1996. Marketing fees were recognised as revenue when the related services were rendered.

         The Group also purchases beauty products from the Vendor, and on September 30, 1996, Mighty entered into an agreement with the Vendor for the settlement of the then outstanding balances of HK$4,965 by three installments beginning December 31, 1996 to June 30, 1997. The first installment of HK$2,800 due on December 31, 1996 was settled by offsetting the cost of beauty products purchased by the Group from the Vendor during the 3 months from October 1 to December 31, 1996. Of the beauty products purchased from the Vendor in order to settle the marketing fee in 1996, approximately HK$3,700 remained as inventory as of December 31, 1996. Substantially all were subsequently consumed for beauty treatments or sold to customers in 1997. The second installment of HK$1,000 was due on March 31, 1997 and was settled in cash by the Vendor. The final installment due on June 30, 1997 was also satisfied by offsetting the cost of beauty products purchased by the Group from the Vendor. Substantially all of these beauty products were consumed for beauty treatments or sold to customers in 1997.

         The Vendor has also agreed to bear all custom duty and sales taxes in connection with beauty products sold to the Group and imported into and sold in the PRC by the Group which were estimated to be approximately HK$7,544 and HK$8,380 as of December 31, 1996 and 1997 respectively. The estimated related custom duty and sales tax liabilities have been included in "Taxes other than income" with a corresponding receivable from the Vendor being recorded in "Trade Receivable" in the accompanying balance sheets. The Vendor has agreed to settle the balances when the corresponding custom duty and sales tax are paid by the Group.

--------------------------

(b)      CORPORATE BEAUTY PACKAGE RECEIVABLES:
         -------------------------------------

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

         On September 30, 1996, Regent and Jade Regal entered into an agreement with the Package Subscriber for the settlement of the outstanding balances by three installments from December 31, 1996 to June 30, 1997. The first installment of HK$2,000 due on December 31, 1996 was settled by a deposit paid on behalf of the Group to a contractor for the decoration of the new premises for a Fitness Centre in Hong Kong. The second and third installments of HK$2,000 and HK$2,900 due on March 31, 1997 and June 30, 1997, respectively were settled in cash.



6.       RELATED PARTY TRANSACTIONS
-----------------------------------

The Group had the following transactions with related companies:


                                                                    Year Ended                  Three Months Ended
                                                                   December 31,                      March 31,
                                                      -------------------------------------  ------------------------
                                                         1995         1996         1997         1997         1998
                                                      -----------  -----------  -----------  -----------  -----------
                                                          HK$          HK$          HK$          HK$          HK$
                                                                                             (Unaudited)  (Unaudited)
Rental of a director's quarters                              540          636          650          159          180
Purchase of cosmetics and beauty products                  2,246            -            -            -            -
Purchase of beauty and fitness equipment                     898            -        2,677            -          438
Sales of beauty and fitness equipment                      1,367          793            -            -            -
Prepayments for equipment related to                           -        3,961        3,961        3,961        3,961
construction-in-progress
Purchase rebate received                                   1,208            -            -            -            -
Management fee received                                       10           12           12            -            -

-----------------------------------

Certain general and administrative expenses incurred by the Group companies during the relevant years on behalf of the related companies were reimbursed by the respective related companies at cost.

The Principal Shareholders of the Group had beneficial interests in all the aforementioned related companies or the shareholders of the related companies were related to the Principal Shareholders.

The Group has also undertaken the following transactions with the Shareholder who was also the director of the Group companies:

(a) The Group made certain advances to the Shareholder during the years starting from September 1994 which were non interest-bearing, unsecured and repayable on demand. These advances were repaid in cash, by payments made by the Shareholder on behalf of the Group or by off-setting the dividends declared by the Group and payable to the Shareholder against the amounts owed to the Group. On March 26, 1997, the Group entered into a shareholder loan agreement ("the Agreement") with the Shareholder in respect of the outstanding balance of approximately $16,500 owed by the Shareholder to the Group ("the Shareholder's Loan") as of December 31, 1996. Pursuant to the Agreement, the Shareholder's Loan is unsecured and interest-bearing at the bank prime borrowing rate prevailing at the date of the Agreement. The Shareholder will repay the Loan and the interest thereon in eight quarterly installments from June 30, 1997 to March 31, 1999. Accordingly, the Shareholder's Loan was classified into current and non-current portions in line with the repayment schedule for presentation in the consolidated balance sheet as of December 31, 1997.

         On September 30, 1997, a supplemental agreement was signed between the Company and the Shareholder under which the Shareholder pledged 1,500,000 shares of common stock of the Company owned by the Shareholder as collateral for the Shareholder's Loan.

         As of December 31, 1997 and March 31, 1998, the outstanding principal amount of the Shareholder's Loan and accrued interest is HK$10,775 and HK$123 respectively.

(b) The Shareholder has also undertaken to indemnify the Group against any contingent liabilities including tax liabilities and claims that may result from the operating activities of the Group in Hong Kong, the PRC and elsewhere occurring before March 31, 1998. Any such liabilities will be recorded as expenses by the Group.

(c) Pursuant to loan agreements between Regent and Supreme and their minority shareholders, certain loans were made to Regent and Supreme by their minority shareholders. As of December 31, 1997 and March 31, 1998, the outstanding loan balances amounted to approximately HK$5,160 and HK$4,200 respectively. The loan balances are non-interest bearing and unsecured. The minority shareholders have agreed that the loans are repayable when Regent and Supreme are financially capable of doing so.

7.       SHORT-TERM BANK LOANS
------------------------------

The short-term bank loans are secured and repayable within one year. Please refer to Note 8 for details of security for such facilities.

Supplemental information with respect to the short-term bank loans was as follows:

                                                                                  Three Months
                                                                                     Ended
                                                  Year Ended December 31,          March 31,
                                        ----------------------------------------  ------------
                                            1995          1996          1997          1998
                                        ------------  ------------  ------------  ------------
                                                                                  (Unaudited)
Maximum amount outstanding during
the period/year                            HK$5,156      HK$5,626      HK$7,081      HK$5,577

Average amount outstanding during
the period/year                            HK$3,911      HK$4,517      HK$4,755      HK$4,015

Weighted average interest rate at the
end of the period/year                          11%           11%           11%           10%


Weighted average interest rate during
the period/year                                 11%            9%           10%           13%


8.       LONG-TERM BANK LOANS
-----------------------------

Long-term bank loans bear interest at 11% p.a. on the outstanding balances. As of December 31, 1997 and March 31, 1998, the loans are repayable as follows:

                                                                    December 31     March 31,
                                                                    ------------  ------------
                                                                        1997          1998
                                                                    ------------  ------------
                                                                         HK$           HK$
Payable during the following period:                                              (Unaudited)
  Within one year                                                         6,269         1,454
  Over one year but not exceeding two years                               3,643         4,023
  Over two years but not exceeding three years                            1,270         1,709
  Over three years but not exceeding four years                           1,412         1,809
  Over four years but not exceeding five years                              461         2,647
                                                                    ------------  ------------

   Total                                                                 13,055        11,642
                                                                    ============  ============

As of December 31, 1997 and March 31, 1998, the Group had various banking facilities available from financial institutions amounting to approximately HK$21,953 and HK$20,906 respectively. These facilities were secured by:

(i)     leasehold property in Hong Kong owned by Evergrowth;

(ii) leasehold property in Hong Kong owned by relatives of the Principal Shareholders;

(iii)   leasehold property in Hong Kong owned by a related company; and

(iv)    personal guarantees from the Principal Shareholders and their relatives.

9.       PROVISION FOR INCOME TAXES
-----------------------------------

Hong Kong profits tax was provided at 16% (1997 - 16.5%) on the assessable profits of Physical HK.

Enterprise income tax was provided at 33% on the assessable income of the Shanghai and Dalian JVs in accordance with the relevant tax regulations of the PRC.

The other BVI and Hong Kong Operating Subsidiaries, except Physical HK, did not provide for any income taxes during the years as they did not have any assessable income.

The combined tax provision for the year ended December 31, 1995 was currently payable. For the years ended December 31, 1996 and 1997, HK$6,947 and HK$3,846 of the provisions were currently payable and HK$1,451 and HK$3,123 were deferred. The combined tax provision in the three months ended March 31, 1998 was currently payable.

The reconciliation of the effective income tax rate based on income before income taxes and minority interests stated in the consolidated statements of income to the statutory income tax rate in Hong Kong, the PRC and the BVI is as follows:

                                                                                                Three Months Ended
                                                              Year Ended December 31,                March 31,
                                                      -------------------------------------  ------------------------
                                                         1995         1996         1997         1997         1998
                                                      -----------  -----------  -----------  -----------  -----------
                                                                                             (Unaudited)  (Unaudited)
Weighted average statutory tax rate                        17.0%        17.1%        20.7%        80.2%        28.4%

Permanent differences
        -Non-deductible expenses                              -            -         (0.7%)          -            -

Timing differences for which no benefit has
been recognized due to establishment of
valuation allowance
        -Restatement of deferred income                     0.9%           -            -            -            -

Timing differences which give rise to the
provision of deferred taxation
        -Accelerated depreciation allowances
         on fixed assets                                      -          7.1%         3.3%           -            -
        -Restatement of deferred income                       -          1.6%         0.4%           -            -
Others                                                      0.1%           -          1.9%        (0.5%)        0.4%
                                                      -----------  -----------  -----------  -----------  -----------

Effective tax rate                                         18.0%        25.8%        25.6%        79.7%        28.8%
                                                      ===========  ===========  ===========  ===========  ===========

9.       PROVISION FOR INCOME TAXES  (Cont'd)
-----------------------------------

The tax impact of temporary differences between financial and taxable income that give rise to deferred tax (assets)liabilities are principally related to the following:

                                                              December 31,         March 31,
                                                      --------------------------  -----------
                                                          1996          1997         1998
                                                      ------------  ------------  -----------
                                                           HK$           HK$          HK$
                                                                                  (Unaudited)
Accelerated depreciation allowances
on fixed assets in Hong Kong                                1,753         4,574        4,574

Deferral of fitness and beauty income                        (302)            -            -

Valuation allowance for deferred tax assets                     -             -            -
                                                      ------------  ------------  -----------
   Total                                                    1,451         4,574        4,574
                                                      ============  ============  ===========


10.      OBLIGATIONS and COMMITMENTS
------------------------------------

As of December 31, 1997 and March 31, 1998, the Group had the following obligations and commitments:

a.       OPERATING LEASES
         ----------------

         Physical HK, Tsuen Wan Physical and the Shanghai and Dalian JVs lease the premises of their Fitness Centres. The total amount of lease commitments as of December 31, 1997 and March 31, 1998 amounted to HK$151,810 and HK$163,223 respectively payable as follows:

                                                                    December 31,    March 31,
                                                                        1997          1998
                                                                    ------------  ------------
                                                                         HK$           HK$
                                                                                  (Unaudited)
        Payable during the following period:
          Within one year                                                32,450        36,420
          Over one year but not exceeding two years                      34,370        36,791
          Over two years but not exceeding three years                   26,983        30,139
          Over three years but not exceeding four years                  19,551        21,367
          Over four years but not exceeding five years                   17,527        20,646
          Thereafter                                                     20,929        17,860
                                                                    ------------  ------------

        Total lease commitments                                         151,810       163,223
                                                                    ============  ============

-----------------------------------

b.       OBLIGATIONS UNDER FINANCE LEASES
         --------------------------------

         Physical HK leases fitness equipment and motor vehicles under several finance leases with lease terms extending from 1994 to 1999. The scheduled future minimum lease payments as of December 31, 1997 and March 31, 1998 were as follows:

                                                                    December 31,    March 31,
                                                                        1997          1998
                                                                    ------------  ------------
                                                                         HK$           HK$
        Payable during the following period:                                      (Unaudited)
          Within one year                                                 5,848         5,716
          Over one year but not exceeding two years                       5,196         4,584
          Over two years but not exceeding three years                    2,204         1,943
          Over three years but not exceeding four years & thereafter      2,440         1,943
                                                                    ------------  ------------
        Total minimum lease payments                                     15,688        14,186

        Less: amount representing interest                               (2,858)       (2,494)
                                                                    ------------  ------------

        Present value of net minimum lease payments                      12,830        11,692
                                                                    ============  ============

c.       LOANS FROM THIRD PARTIES
         ------------------------

         Pursuant to five separate loan agreements entered into between Physical HK and five third party lenders ("the Lenders") in 1995 and 1996, Physical HK borrowed a sum of approximately US$1,800 (HK$13,916) ("the Loans") from the Lenders. The Loans were originally fully repayable in 1997 or 1998, twenty-four months after the drawdown dates ("the Loan Periods").

         During 1997, Physical HK repaid the sum of US$540 (HK$4,175) to two of the Lenders. In addition, supplemental loan agreements ("Supplemental Agreements") were signed between Physical HK and two of the remaining Lenders in November 1997. According to the Supplemental Agreements, the Lenders agreed to extend the loan periods and to abandon their rights to certain share purchase options. In return, Physical HK will pay interest at three percent over the prevailing prime rate during the extended loan period and a lump sum amount of US$60.

         In March 1998, Physical HK repaid the sum of US$860 (HK$6,649) to two of the remaining Lenders.

d.       CAPITAL COMMITMENTS
         -------------------

         As of December 31, 1997 and March 31, 1998, the Group had outstanding capital commitments in relation to the purchase of fitness equipment, vehicles and leasehold improvements of new Fitness Centres of approximately HK$14,377 and HK$18,167 respectively.

         Subsequent to March 31, 1998, the Group entered into several additional agreements with vendors for the purchase of machinery and equipment and leasehold improvements totaling approximately HK$6,467.



11.      RETIREMENT PLANS
-------------------------

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



12.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
----------------------------------------------------------

                                                                                                Three Months Ended
                                                              Year Ended December 31,                March 31,
                                                      -------------------------------------  ------------------------
                                                         1995         1996         1997         1997         1998
                                                      -----------  -----------  -----------  -----------  -----------
                                                          HK$          HK$          HK$          HK$          HK$
                                                                                             (Unaudited)  (Unaudited)

Cash paid for:
Interest expense                                           1,158          842        4,151          426         1,131
Income taxes                                               2,415        3,238        8,862        2,370         1,140

13.      OTHER SUPPLEMENTAL INFORMATION
---------------------------------------

The following items are included in the consolidated statements of income:

                                                                                                Three Months Ended
                                                              Year Ended December 31,                March 31,
                                                      -------------------------------------  ------------------------
                                                         1995         1996         1997         1997         1998
                                                      -----------  -----------  -----------  -----------  -----------
                                                          HK$          HK$          HK$          HK$          HK$
                                                                                             (Unaudited)  (Unaudited)

Foreign exchange gain (loss)                                 109            1          (59)           -          (17)
Interest expense on finance leases                            20          210        1,265          181          331
Interest expense on
overdrafts and bank loans                                  1,138          632        1,528          245          490
Interest expense on loans
from third parties                                             -            -        1,358            -          310
Interest income                                                1            2        1,498            -            -
Sales taxes                                                  504        1,216        1,040          310          229
Rental expenses under operating
  leases                                                  18,250       21,185       31,714        6,214        9,164


14.      DEDICATED CAPITAL
--------------------------

In accordance with the relevant laws and regulations for Sino-foreign joint venture enterprises, the Shanghai and Dalian JVs maintain discretionary dedicated capital, which includes a general reserve fund, an enterprise expansion fund and a staff welfare and incentive bonus fund. The Board of Directors of the Shanghai and Dalian JVs will determine on an annual basis the amount of the annual appropriations to dedicated capital. Since its inception, the Dalian JV has not made any such appropriations as it incurred losses during these periods. As of December 31, 1997 and March 31, 1998, the Board of Directors of the Shanghai JV has not yet determined the amount of the annual appropriations to dedicated capital.



15.      DISTRIBUTION OF PROFIT
-------------------------------

In the opinion of management, any undistributed earnings of Physical Holdings and the Operating Subsidiaries will be reinvested indefinitely.

16.      STOCK OPTION PLAN
--------------------------

The Company has a Stock Option Plan ("the Plan") which was adopted by the Company's stockholders and its Board of Directors on April 23, 1997. Under the Plan, the Company may issue incentive stock options, non-qualified options, restricted stock grants, and stock appreciation rights to selected directors, officers, advisors and employees of the Company. A total of 500,000 shares of Common Stock of the Company are reserved for issuance under the Plan. Stock options ("the Options") may be granted as non-qualified or incentive options. Incentive stock options may not be granted at a price less than the fair market value of the stock as of the date of grant while non-qualified stock options may not be granted at a price less than 85% of the fair market value of the stock as of the date of grant. The Plan will be administered by an Option Committee ("the Committee") which is to be composed of two or more disinterested directors of the Board of Directors. The Option can be exercised during a period of time fixed by the Committee except that no option may be exercised more than ten years after the date of grant or three years after death or disability, whichever is later. As of the date of this report, no stock options have been granted by the Company under the Plan.



17.      SUBSEQUENT EVENT
-------------------------

Subsequent to year end, Physical Holdings increased its equity interest of Regent to 92.5% by acquiring additional 8 shares from a minority shareholder at a consideration of approximately $960.

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


              PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 THE 1995 ACT SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD - LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD - LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.


OVERVIEW OF COMPANY'S BUSINESS:
-------------------------------

         The Company, through its predecessor companies and its subsidiaries, has been an established commercial operator of fitness and spa centers in Hong Kong and China since 1986. As of March 31, 1998, the Company operated nine facilities: six in Hong Kong and three in China. Management believes that the Company is one of the top providers of fitness facilities and spa and beauty treatment services in Hong Kong and China, with approximately 55,000 members. The Company offers to its customers, at each location, access to a wide range of U.S.- styled fitness and spa services.

         The Company was incorporated on September 21, 1988 in the state of Delaware under the name of 'Foreclosed Realty Exchange, Inc', a development stage company seeking acquisitions with no material assets or liabilities. Prior to acquisition of Physical Beauty & Fitness Holdings Limited, a British Virgin Islands corporation ('Physical Limited'), the Company had no revenue producing operations, but planned to enter into joint ventures and/or acquisitions originally in the area of real estate, to expand its operations. In October, 1996, the Company closed a transaction with Ngai Keung Luk (Serleo), a 100% shareholder of Physical Limited, whereby the Company entered into a Share Exchange Agreement with Ngai Keung Luk (Serleo), pursuant to which the Company issued 8,000,000 pre-split shares of its Common Stock to Ngai Keung Luk (Serleo) in exchange for all of the outstanding shares of Physical Limited (the 'Closing'). At the Closing, the then current management of the Company resigned and was replaced by the current management of the Company. See 'Management.'

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

RESULTS OF OPERATIONS
---------------------

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


RESULTS OF OPERATIONS


                                                                   Year Ended                   Three Months Ended
                                                                  December 31,                       March 31,
                                                      -------------------------------------  ------------------------
                                                         1995         1996         1997         1997         1998
                                                      -----------  -----------  -----------  -----------  -----------

Operating Revenues                                       100.00%      100.00%      100.00%      100.00%      100.00%
Total operating expenses                                  71.34%       71.52%       80.38%       96.85%       88.97%
Operating income                                          28.66%       28.48%       19.62%        3.15%       11.03%
Income before income taxes and minority interests         28.23%       28.52%       18.31%        2.22%        8.88%
Provision for income and deferred taxes                    5.20%        7.55%        4.68%        1.77%        2.56%
Minority interests                                         2.46%        1.99%        1.23%        0.33%        0.61%
Net income                                                20.56%       18.98%       12.40%        0.12%        5.71%
                                                      ===========  ===========  ===========  ===========  ===========


THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 1997 (UNAUDITED).
--------------------------------------------------------------------------------

         Operating Revenues. The Company' s operating revenues enjoyed strong growth in the first three months of 1998 as compared to the first three months of 1997. Operating revenues for the first three months of 1998 totaled HK$41,553,000 (US$5,362,000) compared to HK$23,940,000 (US$3,089,000) in the first three months of 1997, representing an increase of 74%. Operating revenues derived by the Company' s fitness services increased 183% to HK$27,893,000 (US$3,599,000) compared to HK$9,843,000 (US$1,270,000) in the first three months of 1997. Fitness revenues as a percentage of total revenues were 67% in the first three months of 1998 as compared to 41% in the first three months of 1997.

         Operating revenues for the Company's beauty treatments totaled HK$13,633,000 (US$1,759,000) compared to HK$14,075,000 (US$1,816,000) in the first three months of 1997, representing a decrease of 3%. This was mainly due to the Company' s adherence to its strategic plan to allocate more resources to promote its fitness. Beauty revenues as a percentage of total revenues were 33% in the first three months of 1998 as compared to 59% in the first three months of 1997.

         Operating revenues derived from the Company' s Hong Kong locations remain an important contributor to the Company's business, generating HK$41,555,000 (US$5,362,000), or 91% of total operating revenues in the first three months of 1998 as compared to HK$23,940,000 (US$3,089,000) or 81% of total operating revenues in the first three months of 1997.

         Operating revenues derived from the Company's China locations generated HK$3,601,000 (US$465,000) or 9% of total operating revenues in the first three months of 1998 as compared to HK$4,489,000 (US$579,0000) or 19% of total operating revenues in the first three months of 1997.

         Operating Expenses. The Company's operating expenses for the first three months of 1998 totaled HK$36,971,000 (US$4,771,000) compared to HK$23,185,000 (US$2,991,000) in the first three months of 1997, representing an increase of 59%. The increase in the operating expenses was mainly due to a general increase in staff salaries as a result of higher revenue generated, and depreciation charges as well as rental expenses incurred for enhanced facilities. Total operating expenses, after taking into account all corporate expenses, were effectively controlled at 89% of total operating revenue as compared to 97% of last year.

         Operating expenses associated with the Company's Hong Kong locations were HK$32,138,000 (US$4,147,000), representing an increase of 68% as compared to HK$19,120,000 (US$2,467,000) in the first three months of 1997. Hong Kong operating expenses represented 87% of total operating expenses in the first three months of 1998 as compared to 82% of total operating expenses in the first three months of 1997. The increase in operating expenses was primarily due to additional rent and related expenses, and depreciation as a result of relocating two branches in Mid-1997, and additional salary costs due to increased revenues.

         Operating expenses associated with the Company's China locations were HK$4,833,000 (US$624,000), representing an increase of 19% as compared to HK$4,065,000 (US$524,000) in the first three months of 1997. The increase in operating expenses was primarily due to inflation and additional depreciation charges provided for new acquired machinery. Operating expenses in China represented 13% of total operating expenses in the first three months of 1998 as compared to 18% of total operating expenses in the first three months of 1997.

         Total Non-Operating Expenses. Total non-operating expenses for the first three months of 1998 totaled HK$893,000 (US$115,000) compared to total non-operating expenses of HK$224,000 (US$29,000) in the first three months of 1997, representing an increase of HK$669,000 (US$86,000) due to additional interest expenses incurred for bank loans.

         Provision for Income Taxes. Provision for income taxes for the first three months of 1998 totaled HK$1,063,000 (US$137,000) compared to HK$423,000 (US$55,000) in the first three months of 1997, representing an increase of 151%. The effective tax rate of operating income was 29% and 80% respectively. The decrease in the effective tax rate of operating income was due to the increasing contribution from Hong Kong operations at the income tax rate of 16% compared with the tax rate of 33% for China operations.

         Net Income. The Company's net income for the first three months of 1998 totaled HK$2,374,000 (US$306,000) compared to HK$28,000 (US$4,000) for the first three months of 1997, representing an increase of HK$2,346,000 (US$302,000) or 8,379%.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, loans from third parties (outside investors ) and minority shareholders of subsidiaries, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions. See Notes to Financial Statements.

         Cash and cash equivalent balances for the three-month period ended March 31, 1998 and the fiscal year ended December 31,1997 were HK$4,275,000 (US$552,000) and HK$1,954,000 (US$252,000). while total indebtedness at March 31, 1998 was HK$35,943,000 (US$4,638,000) and HK$46,382,000 (US$5,985,000) at
December 31, 1997.

         Net cash provided by operating activities were HK$30,494,000 (US$3,935,000), HK$31,505,000 (US$4,065,000), HK$61,806,000 (US$7,975,000) and
HK$9,075,000 (US$1,170,000) for fiscal year 1996, fiscal year 1997 and the three month period ended March 31,1998, respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$14,274,000 (US$1,842,000), HK$24,266,000 (US$3,131,000), HK$68,307,000 (US$8,813,000) and HK$6,961,000 (US$897,000) for
fiscal year 1995, fiscal year 1996, fiscal year 1997 and the three-month period ended March 31, 1998, primarily as a result of expenditures for property, plant and equipment. Net cash used in financing activities, which mainly include bank loan repayments, net of proceeds from new bank loans, were HK$15,993,000 (US$2,064,000) and HK$5,740,000 (US$741,000) in fiscal year 1995 and fiscal year
1996. Net cash provided by financing activities were HK$5,887,000 (US$759,000) and HK$213,000 (US$28,000) in the fiscal year 1997 and the three-month period ended March 31,1998 respectively.

         The Company obtained a term loan in the amount of HK$1,000,000 (US$129,000) at an interest rate of 10.5% per annum from Shanghai Commercial Bank Limited in fiscal year 1996 in connection with payment of rental deposits for the new Causeway Bay center (relocation of an existing center). This loan is secured by leasehold property in Hong Kong owned by relatives of Mr. Luk and is repayable in one lump sum on November 6, 1997. No consideration has been paid by the Company for such security. The Company has negotiated with the bank to replace the loan with a new loan of HK$1,000,000 (US$129,000), at an interest rate of 12% per annum, which is to be repaid in sixty (60) equal monthly installment payments commencing November, 1997 and a new term loan of HK$2,500,000 (US$323,000), at an interest rate of 12.75% per annum, which is to be repaid within two years from the date of advance. In January, 1997 the Company obtained an installment loan of HK$5,000,000 (US$645,000) and a term loan of HK$5,000,000 (US$645,000) from the Kwangtung Provincial Bank. The former is to be repaid in sixty (60) equal monthly instalment commencing March, 1997 at an interest rate of 10.5% per annum, and the latter is to be repaid in full in one lump sum one year from the date of advance, at an interest rate of 10% per annum. In January, 1998 the Company repaid HK$1,000,000 (US$129,000) and the balance of the term loan was replaced by a new installment loan of HK$4,000,000 (US$516,000) repayable in ninety-six (96) instalments commencing March, 1998, at an interest rate of 12.75% per annum. All of these credit facilities have been secured by the leasehold property in Hong Kong owned by a related company, Silver Policy Development Limited. See also Notes to the Financial Statements.

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

         The Company's trade receivable balance at March 31, 1998 was HK$6,681,000 (US$862,000). The Company has never experienced any significant problems with collection of accounts receivable from its customers.

         Capital expenditures for fiscal years 1995, 1996, 1997 and the three-month period ended March 31, 1998, were HK$20,427,000 (US$2,636,000), HK$25,375,000 (US$3,274,000), HK$68,360,000 (US$8,820,000) and HK$6,961,000
(US$897,000) respectively. The Company believes that cash flow generated from its operations, the proceeds from this Offering and its existing credit facilities should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 18 months.


        YEAR 2000 DISCLOSURE

         The Company is undergoing a system redevelopment project to improve the efficiency of the system with respect to changing its computer programs to properly identify a year in the year field. The cost of such new system is estimated to be HK$800,000 (US$103,000) and the implementation time is expected to be within one year. The Company has already obtained an estimate of the cost from the software service company, and in the opinion of the Management such cost can be controlled as proposed. The Company expects to incur the following maintenance charges for the new system:

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

             The Company did not file reports on FORM 8-K during the quarter ending March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   PHYSICAL SPA & FITNESS, INC.
                                    (Registrant)

Date: June 30, 1999                   /S/Ngai Keung Luk
                                    ----------------------------------
                                    Ngai Keung Luk, Chairman and
                                    Chief Executive Officer

Date: June 30, 1999                   /S/ Robert Chui
                                    ----------------------------------
                                    Robert Chui,
                                    Chief Financial Officer