Form 10KSB
period 1998-12-31
PHYSICAL SPA & FITNESS INC
filed 1999-07-01
CIK 1048055

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1998

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State issuer's revenues for its most recent fiscal year: $27,123,000

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 18, 1999 was $300,000 based upon the average of the bid and asked price of the Common Stock of $0.15 as of June 18, 1999.

         The number of shares outstanding of the issuer's classes of Common Stock as of June 1, 1999: 10,000,000

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

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND OF THE COMPANY

        Physical Spa & Fitness, Inc. (the "Company"), through its subsidiaries, operates fitness and spa centers in Hong Kong and the People's Republic of China ("China" or the "PRC"). The Company currently operates eleven facilities: eight in Hong Kong and three in China under the name "Physical Ladies' Club", with the exception of two centers (Mei Foo and Renaissance Beauty Centre - see "Company Organization"). All of the Company's operations, including the operating of the fitness and spa centers, property holding, investment holding and other corporate activities are conducted through the Company's wholly-owned or majority-owned subsidiaries or joint ventures. See "Business of the Company Organization". The fitness and spa centers in Hong Kong are operated by two of the Company's subsidiaries. Physical Health Centre Hong Kong Limited, a Hong Kong corporation and a majority (91.4%) owned subsidiary of the Company, operates the following centers in Hong Kong: Causeway Bay, Tsimshatsui, Shatin, Mei Foo, Kowloon City, Tsuen Wan (opened in July, 1988) and Sheraton Hotel, Tsimshatsui (opened in mid-1999). The eight center, Renaissance Beauty Centre, is operated by the Company's majority (70%) owned subsidiary, Supreme Resources Limited, a Hong Kong corporation.

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

        The Company believes that it is one of the first companies to provide Western fitness and spa services in China. In 1994, the predecessor companies of Physical Beauty & Fitness Holdings Limited, a British Virgin Islands corporation ("Physical Limited"), the holding company of the Company's subsidiaries, began a process of expansion into targeted market segments in China. In 1994, the Company through Shanghai Joint Venture opened the Company's first China operation in Huangpu, Shanghai, with a fitness center comprising of approximately 15,000 square feet to provide fitness and spa treatment facilities. Since then the center has been operating profitably, and another center of similar size was opened in Hongqiao, Shanghai in September 1995, through Shanghai Joint Venture. A third China operation in Dalian commenced in April 1996 and is conducted through Dalian Joint Venture. See "Business of the Company - Organization". The Company's facilities in China are operated under the name "Physical Ladies' Club", and the Company registered a servicemark under that name in Chinese language, which precludes others from the use of the same name. See "Business of the Company - Trademarks and Trade Names".

        In the opinion of the Company's management, current competition in China is, in general, comprised mainly of government operated facilities that offer either fitness or beauty services, in small facilities that lack modern equipment. The Company is aware of no Western quality facilities of comparable size to that of the Company's facilities currently operating in China. The Company expects that rising consumer incomes, increasing health awareness and growing access to foreign goods and trends, should continue to create increased demand for fitness and spa services in China. In 1996, the Company (through its subsidiaries) entered into two additional joint ventures to open fitness and spa facilities in Zhongshan (Zhongshan Joint Venture) and Shenzhen (Shenzhen Joint Venture), China, however, such joint ventures have not commenced any operations yet. The Company explores the possibilities of opening the centers in Zhongshan and Shenzhen in the future, however, there can be no assurances given that such joint ventures will start operations or that such centers will be opened as currently contemplated by the management. See "Business of the Company - Business Strategy".

         The Company's strategy for maintaining its strong presence in Hong Kong is to continue to provide existing and new members with high quality services at an affordable price and by periodically upgrading the facilities as new developments and technology emerge in the industry. The Company's objective is to add new services and treatments to keep the Company current with market trends and to promote and enhance the Company's reputation of providing value-driven services to its customers. The Company places heavy emphasis on staff training which is supported by an in-house training department and on-going classes. The Company opened a new center a new center in Tsuen Wan, a major district of the Western Kowloon province of Hong Kong in July, 1998 and additional facilities in Sheraton Hotel, Tsimshatsui, Hong Kong in mid-1999. See "Business of the Company - Properties".

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

        The Company maintains its executive and administrative office Hong Kong at:

Lee Theatre Plaza 12/F - 15/F
99 Percival St., Causeway Bay, HONG KONG
The telephone number of the Company in Hong Kong is (852) 2572-8888.

Unless the context requires otherwise, as used herein, any reference to the Company includes the Company's subsidiaries Physical Beauty & Fitness Holdings Limited, Physical Health Centre Hong Kong, Ltd., Regent Town Holdings Ltd., Mighty System Ltd., Supreme Resources Ltd., Physical Health Centre (Zhong Shan) Ltd., Zhongshan Physical Ladies' Club, Ltd., Ever Growth Ltd., Proline Holdings Ltd., Shanghai Physical Ladies' Club Company Ltd., Shanghai Physical Ladies' Club Co., Ltd., Jade Regal Holdings Ltd., Physical Health Centre( Dalian) Ltd., Dalian Physical Ladies' Club Co. Ltd., Star Perfection Holdings Ltd., Physical Health Centre (Shenzhen) Ltd., and Shenzhen Physical Ladies' Club Company Ltd., Physical Health Centre (Tsuen Wan) Limited, Physical Health Centre (Macau) Limited, Physical Health Centre (TST) Limited. See also "Business of the Company
 - Organization".

THE COMPANY'S BUSINESS

General

        The Company's fitness and spa centers are located in or near urban areas in highly populated areas of Hong Kong and major metropolitan cities in China and most of them are operated under long-term leases. With the exception of Mei Foo center, a portion of which is owned by the Company (see "Business Properties"), the Company does not own the real property on which the centers are located, but owns the leasehold improvements and equipment with respect to each center. Generally, the Company's centers average 20,000 square feet and include a workout area including a broad range of fitness equipment, changing room, sauna and steam facilities and a separate area devoted exclusively to professional spa and beauty treatment programs. Each center typically includes a laser TV room with lounge, health drink bar and sells a range of exercise clothing, European beauty products and cosmetics.

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


                                            Date of                         Equity interest
                                           acquisition/          Place of     owned by the
Name of Company                             formation         incorporation      Company       Principal activities
---------------                            ----------        --------------  ---------------   --------------------
                                                                             Direct   Indirect
                                                                             ------   --------
Physical Beauty & Fitness Holdings         March 8, 1996         BVI         100%      -       Investment holding
  Limited ("Physical Limited")
  Limited")

Physical Health Centre Hong Kong           March 2, 1990         Hong Kong   91.4%     -       Operating 5 Fitness
  Limited ("Hong Kong Limited")                                                                     Centres in Hong Kong

Regent Town Holdings Limited               September 20, 1993    BVI         92.5%     -       Investment holding
  ("Regent")(1)

Supreme Resources Limited ("Supreme")      September 29, 1994    Hong Kong   70%       -       Operating a beauty treatment center
                                                                                                    in Hong Kong

Physical Health Centre (Zhong Shan)        September 29, 1994    Hong Kong   100%      -       Investment holding
  Limited ("Zhongshan Physical")                                                                    (formerly operating a
  formally known as Famerich                                                                        beauty treatment center in
  Development Limited)                                                                              in Hong Kong

Zhongshan Physical Ladies' Club Ltd.       October 29, 1996      The PRC     -         95%     Operating a Fitness Centre in
  (owned by Zhongshan Physical)                                                                     in Zhongshan, the PRC

Ever Growth Limited ("Ever Growth")        September 29, 1994    Hong Kong   100%      -       Property holding

Proline Holdings Limited ("Proline")       September 28, 1994    BVI         -         92.5%   Investment holding
  (wholly owned by Regent)

Shanghai Physical Ladies' Club Company     September 28, 1994    Hong Kong   -         92.5%   Investment holding
  Limited ("Shanghai Physical")
  (wholly owned by Proline)

Shanghai Physical Ladies' Club Co., Ltd.   September 28, 1994    The PRC     -         92.5%   Operating two Fitness Centres in
  (owned by Shanghai Physical)                                                                      in Shanghai, the PRC

Mighty System Limited ("Mighty")           December 15, 1994     BVI         100%      -       Provision of marketing services for
                                                                                                    cosmetic sales

Jade Regal Holdings Limited ("Jade         March 15, 1994        BVI         100%      -       Investment holding
   Regal")

Physical Health Centre (Dalian) Limited    March 15, 1996        Hong Kong   -        100%     Investment holding
  (Dalian Physical") (wholly
  owned by "Jade Regal")

Dalian Physical Ladies' Club Co., Ltd.     March 15, 1996        The PRC     -         90%     Operating a Fitness Centre in
    (90% owned by Dalian Physical)                                                                  in Dalian, the PRC

Star Perfection Holdings                   April 15, 1996        BVI         100%      -       Investment holding
  Limited ("Star Perfection")

Physical Health Centre (Shenzhen)          April 15. 1996        Hong Kong   -        100%     Investment holding
  Limited ("Shenzhen Physical")
  (wholly owned by Star
  Perfection)

Shenzhen Physical Ladies' Club Co. Ltd.    August 16, 1996       PRC         -         90%     Operating a Fitness Centre in
   (owned by "Shenzhen Physical")                                                                   in Shenzhen, PRC

Physical Health Centre                     March 21, 1997        Hong Kong   100%      -       Investment holding,
  (Macau) Limited*   **                                                                             Operating a Macau Centre

Physical Health Centre **                  September 8, 1997     Hong Kong   100%      -       Operating a Fitness Centre
  (Tsuen Wan) Limited                                                                               in Hong Kong

Physical Health Centre **                  June, 1998            Hong Kong   100%      -       Operating a Fitness Centre
  (TST) Limited                                                                                     in Hong Kong

-------------------


(1) See Notes to the Financial Statements * Proposed new center; not opened yet. ** Not shown on the organizational chart.

The Company opened new centers in Tsuen Wan in July, 1998 and Sheraton Hotel, Tsimshatsui,Hong Kong in mid-1999.

See also "Company - Properties". The Company's organizational chart is set forth below on the next page.



                    ORGANIZATION CHART OF PHYSICAL SPA & FITNESS, INC.
                    --------------------------------------------------

                              Physical Spa & Fitness, Inc.
                                            US
                                             |
                                             | 100%
                                             |
                                Physical Beauty & Fitness
                                    Holdings Limited
                                           BVI
                                             |
                                             |
---------------------------------------------|----------------------------------------------------
    |92.5%      |100%       |100%         |91.40%        |70%      |100%*     |100%*         |100%
-----------  ---------  ----------  --------------  ---------- ---------- ------------  -----------
Regent Town    Mighty   Jade Regal  Physical Health   Supreme     Star     Physical     Ever Growth
  Holdings     System    Holdings       Centre       Resources Perfection   Health        Limited
  Limited     Limited    Limited      Hong Kong       Limited    Holdings    Centre
                                       Limited                   Limited  (Zhong Shan)
                                                                            Limited
   BVI          BVI        BVI            HK             HK       BVI          HK            HK
-----------  ---------  ----------  --------------  ---------- ---------- ------------  -----------
    |                       |             |              |         |          |              |
    |100%                   |100%*        |100%          |100%     |100%*     |95%           |100%
Proline Holdings       Physical Health    |              |   Physical Health  |              |
 Limited               Centre (Dalian)    |              |  Centre (Shenzhen) |              |
                         Limited          |              |       Limited      |              |
   BVI                      HK            |              |         HK         |              |
-----------             ----------        |              |     -----------    |              |
    |                       |             |              |         |          |              |
    |100%*                  |90%          |              |         |90%       |              |
Shanghai                    |             |              |         |          |              |
Physical                    |             |              |         |          |              |
Ladies' Club                |             |              |         |          |              |
Company                     |             |              |         |          |              |
Limited                     |             |              |         |          |              |
  HK                        |             |              |         |          |              |
   |100%                    |        Causeway Bay        |         |          |              |
   |                        |         Tsimshatsui        |         |          |              |
Shanghai                 Dalian        Shatin      Renaissance  Shenzhen  Zhongshan    Property in
 Joint                   Joint         Mei Foo        Beauty     Joint      Joint        Mei Foo
Venture                 Venture      Kowloon City     Centre    Venture    Venture
                                                 (Central Branch)
                                                    Operation

* 50% held by one nominee shareholder. Since the Companies Ordinance of Hong
Kong requires a minimum of 2 shareholders for each limited company, Mr. Luk holds the remaining shares on behalf of Physical Beauty & Fitness Holdings Ltd.




OWNERSHIP STRUCTURES IN CHINA

      The organizational structure of the Company's operations in China is set forth below.

                                        TYPE OF     INTERESTS                                      PROFIT
NAME OF THE                              JOINT     OWNED BY THE    TERM OF THE    REGISTERED       SHARING
JOINT VENTURE             LOCATION      VENTURE      COMPANY      JOINT VENTURE     CAPITAL*      ARRANGEMENT
                                                                                            Foreign   Chinese
                                                                                            partner   partner
                                                                                            -------   -------
Shanghai Physical      Huangpu and    Co-operative    92.5%(1)    10 years        Originally    See Shanghai Joint Venture below
Ladies' Club Co.,      Hongqiao,                                  (exp. 2003)     US$1000 in
Ltd. ("Shanghai        Shanghai                                                   cash and
Joint Venture")                                                                   increased to
                                                                                  US$2000 in
                                                                                  cash in 1995

Dalian Physical        Dalian         Equity          Originally  12 years        Originally    Pro-rata to equity interests
Ladies' Club Co.,                                     55% and     (exp. 2007)     Rmb10,000 in
Ltd. ("Dalian                                         changed to                  cash and
Joint Venture")                                       90% in 1996                 changed to


                                                                                  Rmb1,000
                                                                                  in
                                                                                  cash
                                                                                  and
                                                                                  Rmb9,000
                                                                                  in
                                                                                  form
                                                                                  of
                                                                                  fixed
                                                                                  assets
                                                                                  and
                                                                                  renovation
                                                                                  materials
                                                                                  in
                                                                                  1996.

Shenzhen Physical      Shenzhen       Co-Operative    90%         10 years        HK$4,600 in   Pro-rata to equity interests
Ladies' Club Co.,                                                 (exp. 2006)     form of cash
Ltd. ("Shenzhen                                                                   and fixed
Joint Venture")**                                                                 assets

Zhongshan Physical     Zhongsan       Equity          95%         10 years        US$500 in     Pro-rata to equity interests
Ladies Club Co., Ltd.                                             (exp. 2006)     form of cash
("Zhongshan                                                                       and fixed
Joint Venture")**                                                                 assets


-------------------------------------------------------

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

        In 1986, the founder and principal shareholder of the Company, Ngai Keung Luk (Serleo), set up the first fitness center under the name of "Physical Health Club" with the objective of providing physical fitness and spa treatment services at prices which could be afforded by a rapidly growing middle class population in Hong Kong. Two years later in 1988, another center was founded under the name of "Physical Ladies' Club" in Hong Kong. The businesses of these centers were operated in a form of a sole proprietorship and were subsequently transferred to Physical Health Centre Hong Kong Limited, a Hong Kong corporation established on March 2, 1990 ("Hong Kong Limited"). During the period from 1990 to 1996, Hong Kong Limited and Physical Limited expanded their scope of operations by acquiring and establishing several subsidiaries and by forming Sino- foreign joint ventures in China to operate six additional fitness/spa centers in Hong Kong, three in China and other related businesses (see "Company
- Organization"). The subsidiary companies were all formerly owned by Mr. Luk and other principal shareholders, or solely by Mr. Luk. The respective equity interests were transferred by Mr. Luk and other principal shareholders to Hong Kong Limited or Physical Limited throughout 1993 to 1996 at the original cost of the respective investments. In October, 1996, 91.4% of the equity interests of Hong Kong Limited was transferred by the principal and other shareholders (including Mr. Luk) to Physical Limited at the par value of the shares transferred. In addition, all the equity interests of Hong Kong Limited in various subsidiaries and Sino-foreign joint-ventures were also transferred to Physical Limited at the recorded cost of these investments.

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

        September, 1995 marked the opening of the second center in Shanghai-Hong Qiao branch in Shanghai, situated in the fashionable Hong Qiao Special Economic Development Zone. This center contains approximately 12,000 sq. ft. and is easily accessible to a large residential area and busy commercial district.

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

        The Company intends to build on its momentum, relationships and standard of quality in several ways. First, the Company intends to expand its presence in Hong Kong and China through the establishment of new fitness and spa centers in Hong Kong (see "Business-Organization-Hong Kong") and China (See "Business Organization - Shenzhen Joint Venture and Zhongshan Joint Venture"), and through the addition of qualified personnel, including fitness instructors and spa personnel in the existing facilities. Second, in conjunction with its expansion, the Company intends to increase the variety of fitness and spa services provided and products sold on a retail basis at each location. For example, the Company currently is developing plans to develop corporate and personal fitness training services in China.

        The Company believes that its experience in and knowledge of the fitness and spa industry in Hong Kong and China, as well as management's continuous presence in Hong Kong (13 years ) and China (over the past 5 years), positions the Company to take advantage of perceived opportunities in this market. Further, demographic developments in Hong Kong and China, continue to create increasing demand for certain fitness and spa services. In this regard, the Company opened planned seventh center in Tsuen Wan, Hong Kong in July, 1998 and another new center in Sheraton Hotel, Tsimatshui, Hong Kong in mid-1999. The Company also expects to establish additional fitness and spa centers in other major metropolitan centers in China over the next several years. There is no assurance that such centers will be opened as currently planned, since they are subject to changing political and economic conditions, as well as the Company's evaluation of the applicable market conditions.

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

        The planned expansion into China includes opening facilities in most major cities and economically developing urban areas throughout the country, subject to then current market and other conditions. According to the State Statistic Bureau of China, the population of China is 1.2 billion and there are currently thirty cities with populations in excess of 1 million. The population of China is becoming increasingly urbanized, and the tastes of the urban population is becoming increasingly sophisticated. (Source: Hong Kong Trade Development Council).

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

- MAINTAINING A STRONG PRESENCE IN HONG KONG

        The Company has well-established customer base and pre-dominant market share in Hong Kong and opened two new locations in 1998 and 1999 in Hong Kong. The Board of Directors estimates that over 80 percent of the Company's patrons are between the age of 20 to 40. Based on the reports of the Hong Kong Census and Statistics Department, the number of women within the age group of 25 to 45 rose from 850,000 to 1,200,000 between 1986 and mid-1996, representing an increase of 41%. Management believes that the strong position held in the Hong Kong market can be maintained by continuously upgrading facilities and services. The Company monitors this situation continuously, and upgrades the fitness and spa areas on a regular basis. The number of members in each location is also carefully monitored in order to ensure adequate levels of service to individual customers, particularly during peak work-out periods. Branch Managers monitor the situation through direct observation, customer feedback and surveys.

        For spa personnel, intensive training is conducted in the in-house training center and thorough on-the-job instruction. Selected employees are sent to France and Italy to study the latest techniques and to learn about new products on the market. The Company seeks to satisfy its spa clients' needs with the latest technology, expertise and a high level of service.

- EXPLORING POTENTIAL MARKETS

        The Company considers its market to be the greater Asia region. The Company is exploring the possibility of opening a new fitness/spa center in Macau in 1999. Macau is a Portuguese colony strategically located at the mouth of the Pearl River on the border of China. Macau is easily accessible by Hong Kong residents via a 45 minute jet foil ride and is a popular vacation destination for both Hong Kong and Chinese residents. Macau has a population of approximately 500,000 of which 50% is female (Hong Kong Trade Development Council). The Company plans to target primarily Macau's local residents.

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

        A key component of the Company's marketing strategy is to cluster numerous fitness centers in major media markets in order to increase the efficiency and cost effectiveness of its marketing and advertising programs. Advertising consists of (I) television, (ii) newspapers,telephone directories and other promotional activities and (iii) radio, which were accounted for approximately 10%, 80%, and 10%, respectively, of the Company's total advertising expenses in 1998.

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

CHINA

        SPA SERVICES. Certain spa services are provided by beauty salons, which are very popular in China and have been in existence for several years. However, most are small scale and offer only basic services in the Company's opinion and as compared to the Company's facilities. Most salons are not modern and do not possess certain international standards of skill and hygiene as most facilities in Hong Kong. In the Management's view, these salons only have access to locally manufactured skin care products, which tend to be low-tech and chemically-based, since it is too costly for a small salon to use imported products. The Company, as an exclusive agent for several professional European skin care lines, maintains the leading edge in skin care. The closest competitors in the spa industry would be several beauty salons with Hong Kong and Japanese investors, including Carita in Shanghai, and Marco, in Dalian. Services in these facilities are somewhat more up to date, though most do not exceed the Company's facilities in size, nor in number of services available, in management's opinion. Most of these salons use common department store skin care products, which prevents them from differentiating themselves in the market. The Company believes that no other salons offer a professional line of skin care products for purchase, except for common, famous-name brands which are also available in department stores.

        FITNESS CENTER. There are several fitness centers in China, especially following the opening of the Company's China facilities in Shanghai and Dalian. The Company believes that its early entry into the market has helped it to achieve the leading name in fitness. The Company believes that it was the first to offer professional, up to date fitness services, up to date group exercise (aerobics) classes, and a full range of modern exercise equipment. Though the Company currently has only three facilities operating in China, the management believes that its name has become already known as the Company has set the standards for the fitness and spa industry for China. The closest competitors are as follows:

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

Employees

        The Company has approximately 800 employees, including approximately 70 commission based sales executives. Approximately 280 employees are involved in fitness operations, including sales personnel, instructors, and supervisory personnel. Approximately 300 employees are involved in beauty and spa operations. Approximately 150 are administrative support personnel, including accounting, marketing, training and other services.

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

        Aggregate rental expense was approximately HK$21.2 million (US$2.7 million), $HK$31.7 million (US$4.1 million) and HK$44.9 million (US$5.8 million)for the year ended December 31, 1996, 1997 and 1998, respectively.

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

                    FITNESS/SPA CENTERS - HONG KONG AND CHINA
                    -----------------------------------------



                                                                                                  Current Monthly
HONG KONG                     Size              Own/Lease     Term Expiration   Renewal Option         Rent(1)(2)
---------------               ----              ---------     ---------------   --------------    ---------------

Shop A on 11-F, 12/F-15/F.,   30,000 sq. ft.    Lease         2/28/2003           None            HK$1,226,838
Lee Theatre Plaza
99 Percival Street
Causeway Bay, Hong Kong

10/F-12/F., Storeroom on      25,000 sq. ft.    Lease         1/31/2000 (3)     3 Years           HK$649,241
5/F, Room 701A,
Prestige Tower
23-25 Nathan Road
Tsimshatsui, Hong Kong

Shop Nos. 125 and 131-133     10,000 sq. ft.    Lease         5/19/2001 (4)     2 Years           HK$409,223
Level 1,
Grand Central Plaza
Shatin, Hong Kong

18/F - 21/F City Landmark     50,000 sq. ft.    Lease         3/31/2001         5 Years           HK$1,039,000
No. 68 Chung On Street
Tsuen Wan, Hong Kong

Unit 605-609, Level 6          3,200 sq. ft.    Lease         7/4/1999  (4)       None            HK$111,915
NewTown Tower, 10-18
Pak Hok Ting Street
Shatin, Hong Kong




                                                                                                  Current Monthly
HONG KONG (Continued)         Size             Own/Lease     Term Expiration   Renewal Option         Rent(1)(2)
---------------------         ----             ---------     ---------------   --------------    ---------------

P/F., Stage 8                 8,000 sq. ft.    Own/lease     4/30/1998         None              HK$107,853
122B Broadway Street
Mei Foo Sun Chuen,
Hong Kong

14/F., Coda Plaza             5,000 sq. ft.      Lease       6/30/2000         None              HK$140,062
51 Garden Road
Central, Hong Kong

G/F.,                         3,000 sq. ft.      Lease       6/30/2000         None              HK$59,000
5 Junction Road
Kowloon City, Hong Kong

---------------------

(1) Monthly rent is paid in HK Dollars
(2) Monthly rent also includes the management fee for property management. Excludes utilities.
(3) Lease for Room 701A expires on July 31, 1999.
(4) Lease for Unit 901 A and 12/F, New Town Tower, 10-18 Pak Hok Ting Street, Shatin, Hong Kong expired on April 30, 1998. The landlord extended the lease for two additional months at HK$590,208 until June 30, 1998. The Company simultaneously entered with the landlord into an agreement for the new lease at Shop Nos. 125 and 131- 133, Level 1, Grand Central Plaza, Shatin, Hong Kong.

                                                                                                 Current Monthly
CHINA                         Size             Own/Lease     Term Expiration   Renewal Option            Rent(1)
-----                         ----             ---------     ---------------   --------------    ---------------
6/F., Huangpu Gymnasium       15,000 sq. ft.   Lease         9/6/2003          None              HK$89,835 (2)
No. 311 Shandong Road
(Mid) Shanghai

4/F., China Wanda Bldg        15,000 sq. ft.   Lease         2/28/2008         None              HK$143,333 (3)
No. 18 Hongda Road
Zhongshan District, Dalian

2/F, 3/F, 4/F, Block B No.    12,000 sq. ft.   Lease         12/14/2004        None              HK$173,965 (4)
808 Hong Qiao Road
Shanghai

-----------------------

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

         In December, 1998, the Company signed an Offer to Lease for space of 43,464 sq. ft. to be used for fitness and spa services at Sheraton Hotel, Tsimshatsui. The lease has a term of 6 years with an option to renew for a further term of 2 years, and the terms include a lease payment of HK$1,404,000 (US$181,000) per month for the first three years and HK$1,839,000 (US$237,000) per month for the fourth to sixth year. The lease also includes an air-conditioning charge and management fee of HK$391,000 (US$50,000) and promotional charges of HK$43,000 (US$5,500) per month.

         The Company believes that current facilities will be sufficient to satisfy the Company's existing requirements. In its strategy to expand operations, however, the Company may open new locations in Macau or China. Although the Company believes that such locations will be available at affordable prices, no assurance can be given. The Company believes that, in the event any of the existing leases that expire within five years are not renewed, adequate alternative space is available in the same areas at comparable rates. In the Company's experience, most premises used for fitness/spa services have an optimum life span of about five years, after which time they need to be improved and/or renovated. The Management believes that the costs of such renovation are not lesser than the cost of acquiring new premises, and therefore the Company is not concerned with the fact that most of its leases do not have renewal options.


ITEM 3.  LEGAL PROCEEDINGS

         There are no pending material legal proceedings to which the Company or any of its properties is subject, nor to the knowledge of the Company, are any such legal proceedings threatened.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock has been listed on the Bulletin Board of the NASD's over-the-counter market under the symbol PFIT, since December 1996, but has been traded only sporadically. As of March 31, 1999, the 52-week trading range was between $6.00 to $0.15 per share.

        The last reported closing bid price of Common Stock reported by NASD was on June 18, 1999 at $0.156 per share of Common Stock. As of June 18, 1999, there were approximately 624 record holders of the Company's Common Stock. The Company effected a 1.333333-for-1 reverse split of its Common Stock in October 1997 and a 1-for-1.333333 forward stock split in June 1998.

DIVIDEND POLICY
---------------

        The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the future. Physical Health Centre Hong Kong Limited, the subsidiary of the company acquired by the Company in October, 1996, paid dividends out in 1995. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.


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

Overview
--------

        The Company, through its predecessor companies and its subsidiaries, has been an established commercial operator of fitness and spa centers in Hong Kong and China since 1986 (see "Company - History"). The Company currently operates eleven facilities: eight in Hong Kong and three in China. Based on the number of the members of the Company's facilities, management believes that the Company is one of the top providers of fitness facilities and spa and beauty treatment services in Hong Kong and China, with approximately 55,000 members. The Company offers to its customers, at each location, access to a wide range of U.S.- styled fitness and spa services.

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

        The Company derives its revenues from two main lines of business: fitness and spa services. The revenues derived from fitness services steadily increased from HK$82,311,000 (US$10,621,000) in the fiscal year ended December 31, 1997 to HK$139,829 (US$18,042,000)in the fiscal year ended December 31, 1998. The revenue from beauty treatment increased slightly from HK$66,496,000 (US$8,580,000) in the fiscal year ended December 31, 1997 to HK$70,317,000 (US$9,073,000).

         Since the revenues from the Company's operations in China accounted for approximately 10% of total revenues in fiscal year 1998, the management discussion and analysis of the results of the Cmpany's operations set forth below, comparing the financial results of fiscal year 1998 to the previous fiscal year, does not address separately the results of operations in China and Hong Kong, as discussed in previous fiscal years.


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

        The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.



                                                          Years Ended December 31
                                                   --------------------------------------
                                                      1998           1997        1996
                                                      ----           ----        ----
                                                             (In thousands; HK$)
Operating Revenues                                   210,209        148,954      111,230
Total operating expenses                             188,544        119,722       79,553
Operating income                                      21,665         29,232       31,677
Income before income taxes and minority interests     18,377         27,267       31,720
Provision for income and deferred taxes                 (108)         6,969        8,298
Minority interests                                     1,143          1,832        2,211
Net income                                            17,342         18,466       21,111
                                                     ========       ========     ========

FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------

        OPERATING REVENUES. The Company's operating revenues showed the continuous growth in the fiscal year ended December 31, 1998 as compared to the fiscal year ended December 31, 1997. Operating revenues for the fiscal year ended 1998 totaled HK$210,209,000 (US$27,123,000) compared to HK$148,954,000
(US$19,220,000) in the fiscal year ended December 31, 1997, representing an increase of 41%. Operating revenues derived by the Company's fitness services increased 70% to HK$139,829,000 (US$18,042,000)compared to HK$82,311,000
(US$10,621,000) in the fiscal year ended December 31, 1997. Fitness revenues as a percentage of total revenues were 67% in the fiscal year ended December 31, 1998 as compared to 55% in the fiscal year ended December 31, 1997.

        Operating revenues for the Company's beauty treatments totaled HK$70,317,000 (US$9,073,000)compared to HK$66,496,000 (US$8,580,000) in the fiscal year ended December 31, 1997, representing an increase of 6%. Beauty revenues as a percentage of total revenues were 33% in the fiscal year ended December 31, 1998 as compared to 45% in the fiscal year ended December 31, 1997.

        OPERATING EXPENSES. The Company's operating expenses for the fiscal year ended December 31, 1998 totaled HK$188,544,000 (US$24,329,000)compared to $HK119,722,000 (US$15,448,000)in the fiscal year ended December 31, 1997, representing an increase of 57%. The increase in the operating expenses was primarily due to the following factors: expenses incurred in connection with the opening of new centers, a general increase in staff salaries as a result of higher revenues generated, depreciation charges and rental expenses incurred for enhanced facilities. Total operating expenses, after taking into account all corporate expenses, were 89.7% of total operating revenue as compared to 80% of last year.

        TOTAL NON-OPERATING EXPENSES (INCOME). Total non-operating expenses for the fiscal year ended December 31, 1998 totaled HK$3,288,000 (US$423,000) compared to total non-operating income of HK$1,965,000 (US$254,000) in the fiscal year ended December 31, 1997, representing an increase of HK$1,323,000 (US$170,000) due to less interest expenses incurred for bank loans.

        PROVISION FOR INCOME TAXES. Provision for income taxes for the fiscal year ended December 31, 1998 totaled HK$(108,000)(US$(14,000))as compared to HK$6,969,000 (US$899,000)in the fiscal year ended December 31, 1997,representing a decrease of 102%.

        NET INCOME. The Company's net income for the fiscal year ended December 31, 1998 totaled HK$17,342,000 (US$2,238,000)compared to HK$18,466,000
(US$2,383,000) for the fiscal year ended December 31, 1997, representing a decrease of 6%. The decrease in the net income was mainly due to a substantial portion of expansion overhead being recognized in the fiscal year ended December 31, 1998, however, the joining fee revenues derived in association with such expansion were not fully recognized in the same time period in accordance with the Company's accounting policy of recognizing such revenues over the expected membership life of the new members.

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

         Total Non-Operating Expenses (Income). Total non-operating expenses (income) for the fiscal year ended December 31, 1996 totaled net income of HK$43,000 (US$5,000) compared to a net expense of HK$368,000 (US$47,000) in the fiscal year ended December 31, 1995, representing an increase of HK$411,000 (US$53,000) or 112%.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, loans from third parties (outside investors ) and minority shareholders of subsidiaries, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions. See Notes to Financial Statements (Note 5 "Related Party Transactions"; Note 6 "Short Term Bank Loans"; Note 7 "Long Term Bank Loans"; and Note 9(C) "Obligations and Commitments").

        Cash and cash equivalent balances for the fiscal year ended December 31,1998 were HK$1,721,000 (US$222,000) and HK$1,954,000 (US$252,000)for the
fiscal year ended December 31, 1997.

        Net cash provided by operating activities were HK$47,075,000 (US$6,074,000), HK$61,806,000 (US$7,975,000)and HK$$31,505,000 (US$4,065,000)
for fiscal year 1998, fiscal year 1997 and fiscal year 1996, respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$37,700,000 (US$4,864,000), HK$68,307,000 (US$8,813,000) and HK$24,266,000(US$3,131,000) for
fiscal year 1998, fiscal year 1997 and fiscal year 1996, primarily as a result of expenditures for property, plant and equipment. Net cash provided (used) in financing activities, which mainly include bank loan repayments, net of proceeds from new bank loans, were HK$(9,593,000) (US$(1,238,000)), HK$5,887,000
(US$759,000) and HK$(5,740,000) (US$(741,000)) in fiscal year 1998, 1997 and fiscal year 1996,respectively.

        The Company's long-term loans bear an interest rate of 10% per annum. The total balance outstanding as of December 31, 1998 on such loans was HK$10,846,000. The last repayment on the loans is due in 2003. The Company also had various banking facilities available from financial institutions amounting to approximately HK$21,400,000. These facilities were secured by certain leasehold property in Hong Kong owned by the Company's subsidiary Evergrowth Limited, relatives of Mr. Luk, related company and personal guarantees from Mr. Luk and his relatives, respectively.

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

        Capital expenditures for fiscal years 1996, 1997 and 1998 HK$25,375,000 (US$3,274,000), HK$68,360,000 (US$8,820,000) and HK$38,416,000 (US$4,956,000)
respectively. The Company believes that cash flow generated from its operations and its existing credit facilities should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months.

         YEAR 2000 DISCLOSURE

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Company is undergoing a system redevelopment project to improve the efficiency of the system with respect to changing its computer programs to properly identify a year in the year field. The cost of such new system is estimated to be HK$800,000 (US$103,000) and the implementation time is expected to be within one year commencing July, 1998. The Company has already obtained an estimate of the cost from the software service company, and in the opinion of the Management such cost can be controlled as proposed. The Company expects to incur the following maintenance charges for the new system:

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

Independent Auditors' Report of William D. Lindberg.........................F-1

Consolidated Balance Sheets as of December 31, 1996, 1997 and 1998..........F-2

Consolidated Statements of Operations for the years ended December 31,
1998, 1997 and 1996.........................................................F-4

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1998, 1997 and 1996............................................F-6

Consolidated Statements of Cash Flows for the years ended December 31,
1998, 1997 and 1996.........................................................F-8

Notes to Consolidated Financial Statements..................................F-11








                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  =============================================



                       AUDITED CONSOLIDATED BALANCE SHEETS

                  AS OF DECEMBER 31, 1997 AND DECEMBER 31, 1998

                                       AND

                    AUDITED CONSOLIDATED STATEMENTS OF INCOME
                 CASH FLOWS AND CHANGES IN SHAREHOLDER'S EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                         TOGETHER WITH AUDITORS' REPORT

                               WILLIAM D. LINDBERG
                           CERTIFIED PUBLIC ACCOUNTANT
                               1064 CLIPPER COURT
                              COSTA MESA, CA. 92627





REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO PHYSICAL SPA & FITNESS INC.


I have audited the accompanying consolidated balance sheets of Physical Spa & Fitness Inc. (a Delaware corporation) (the "Company") and its subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the years ended December 31, 1996, 1997 and 1998 expressed in Hong Kong Dollars. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Physical Spa & Fitness Inc. and its subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1996, 1997 and 1998 in conformity with generally accepted accounting principles.



                                             WILLIAM D. LINDBERG


Costa Mesa, California,
June 30, 1999

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------


                    AUDITED CONSOLIDATED STATEMENTS OF INCOME
                    -----------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
              ----------------------------------------------------

                             (Amounts in thousands)

                                               Year ended    Year ended         Year Ended
                                                December      December          December 31,
                                                31, 1996      31, 1997              1998
                                             ------------  ------------  --------------------------
                                                  HK$           HK$           HK$           US$

Operating Revenues
Fitness service                                   37,069        82,311       139,829        18,042
Beauty treatments                                 72,260        66,496        70,317         9,073
Others                                             1,901           147            63             8
                                             ------------  ------------  ------------  ------------

Total operating revenues                         111,230       148,954       210,209        27,123
                                             ------------  ------------  ------------  ------------
Operating Expenses
Salaries and commissions                          23,797        34,459        56,415         7,279
Rent and related expenses                         21,185        31,714        44,978         5,804
Depreciation                                      11,393        18,700        26,579         3,430
Other selling and administrative                  23,178        34,849        60,572         7,816
expenses
                                             ------------  ------------  ------------  ------------

Total operating expenses                          79,553       119,722       188,544        24,329
                                             ------------  ------------  ------------  ------------

Income from operations                            31,677        29,232        21,665         2,794
                                             ------------  ------------  ------------  ------------

Non-operating (income) expenses

Other (income), net                                 (885)       (2,186)         (645)          (83)
Interest expenses                                    842         4,151         3,933           506
                                             ------------  ------------  ------------  ------------

Total non-operating (income) expenses                (43)        1,965         3,288           423
                                             ------------  ------------  ------------  ------------

Income before income taxes and
minority interests                                31,720        27,267        18,377         2,371

Provision for income taxes                         8,398         6,969          (108)          (14)
                                             ------------  ------------  ------------  ------------

Income before minority interests                  23,322        20,298        18,485         2,385

Minority interests                                 2,211         1,832         1,143           147
                                             ------------  ------------  ------------  ------------

Net income                                        21,111        18,466        17,342         2,238
                                             ============  ============  ============  ============

Earnings per common share                           2.11          1.85          1.73          0.22
                                             ============  ============  ============  ============

Number of shares outstanding                      10,000        10,000        10,000        10,000
(in thousands)
                                             ============  ============  ============  ============


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

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                       AUDITED CONSOLIDATED BALANCE SHEETS
                       -----------------------------------
                        AS OF DECEMBER 31, 1997 AND 1998
                        --------------------------------

         (Amounts in thousands, except number of shares and share data)

                                                           December 31,         December 31,
                                                               1997                 1998
                                                           ------------  --------------------------
                                                                HK$          HK$           US$
ASSETS

Current assets
Cash                                                             1,954         1,721           222
Trade receivables                                                9,573         7,364           950
Rental and utility deposits                                      7,243         9,829         1,268
Prepayments to vendors and suppliers & other current assets     10,826         5,232           675
Inventories                                                      4,022         2,504           323
Due from related companies                                       4,932         8,413         1,087
Due from a shareholder - current portion                         8,414         4,404           568
                                                           ------------  ------------  ------------

Total current assets                                            46,964        39,467         5,093
                                                           ------------  ------------  ------------

Due from a shareholder - non-current portion                     2,361             -             -
Prepayments for construction-in-progress                        17,011         6,614           853
Property, plant and equipment, net                             106,846       127,774        16,487
                                                           ------------  ------------  ------------

Total assets                                                   173,182       173,855        22,433
                                                           ============  ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Short-term bank loans                                            5,596         6,232           804
Long-term bank loans - current portion                           6,269         4,327           558
Accounts payable and accrued expenses                            8,237        21,362         2,756
Obligations under finance leases- current portion                4,577         4,924           635
Deferred income                                                 37,696        30,098         3,884
Deferred liabilities                                             5,012         4,269           551
Loans from third parties                                         9,741             -             -
Income taxes payable                                             9,895         4,066           525
Taxes other than income                                          9,880         8,952         1,155
                                                           ------------  ------------  ------------

Total current liabilities                                       96,903        84,230        10,868
                                                           ------------  ------------  ------------

Long-term bank loans                                             6,786         6,519           841
Loans from minority shareholders of subsidiaries                 5,160         4,200           542
Obligations under finance leases - non current portion           8,253         4,215           544
Deferred taxation                                                4,574         4,712           608
Minority interests                                               6,689         7,835         1,011

Shareholders' equity:
Common stock, par value US$ 0.001 each,
    100 million shares authorized;
    10 million shares outstanding                                   78            78            10
Cumulative translation adjustment                                  131           116            15
Retained earnings                                               44,608        61,950         7,994
                                                           ------------  ------------  ------------

Total shareholders' equity                                      44,817        62,144         8,019
                                                           ------------  ------------  ------------

Total liabilities and shareholders' equity                     173,182       173,855        22,433
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

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                  AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 ----------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
              ----------------------------------------------------


                             (Amounts in thousands)

                                              Year ended    Year ended           Year Ended
                                             December 31,  December 31,          December 31,
                                                 1996          1997                  1998
                                             ------------  ------------  --------------------------
                                                  HK$           HK$           HK$           US$

Cash flows from operating activities:
Net income                                        21,111        18,466        17,342         2,238
Adjustments to reconcile net income to
net cash provided by operating activities:
Minority interests                                 2,211         1,832         1,143           147
Depreciation                                      11,393        18,700        26,579         3,430
Loss (gain) on disposal of fixed assets               18           124           592            76

(Increase) Decrease in assets:
Trade receivables                                 (6,192)         5247         2,209           285
Deposits, prepayments and other current           (9,232)       (1,526)        3,008           388
  assets
Inventories                                       (4,761)        2,434         1,518           196
Due from related companies                        (1,986)       (2,946)       (3,481)         (449)

Increase (Decrease) in liabilities:
Accounts payable and accrued expenses              3,281           (80)       13,125         1,694
Deferred income                                    2,322        15,654        (7,598)         (981)
Deferred liabilities                                   -         5,012          (743)          (96)
Income taxes payable                               4,980        (4,857)       (5,829)         (752)
Taxes other than income                            6,909           623          (928)         (120)
Deferred taxation                                  1,451         3,123           138            18
                                             ------------  ------------  ------------  ------------


Net cash provided by operating activities         31,505        61,806        47,075         6,074
                                             ------------  ------------  ------------  ------------

Cash flows from investing activities:
Prepayments for construction-in-progress          (7,084)       (5,000)       10,397         1,342
Acquisition of property, plant and equipment     (18,291)      (63,360)      (48,813)       (6,298)
Sales proceeds from disposal of
property, plant and equipment                      1,109            53           716            92
                                             ------------  ------------  ------------  ------------

Net cash used in investing activities            (24,266)      (68,307)      (37,700)       (4,864)
                                             ------------  ------------  ------------  ------------

Cash flows from financing activities
(Settlement) Proceeds of short-term bank loans     3,577           (31)          636            82
Decrease (Increase) in due from a                 (3,187)        5,676         6,371           822
shareholder
Payment of dividend to minority                   (2,821)            -
shareholders
Proceeds from long-term bank loans                 1,000        14,500         4,000           516
Repayment of long-term bank loans                 (4,027)       (3,512)       (6,208)         (801)
Proceeds from (Settlement of) long-term
loans from third parties                           1,159        (4,175)       (9,741)       (1,257)
Assumption of finance lease obligations                -             -           847           109
Capital element of finance lease rental           (1,152)       (6,571)       (4,538)         (585)
payments
Capital contribution of the Chinese joint
venture partner into a joint venture                 911             -             -
Repayment of loans from minority
shareholders of subsidiaries                      (1,200)            -          (960)         (124)
                                             ------------  ------------  ------------  ------------


Net cash (used in) provided by financing          (5,740)        5,887        (9,593)       (1,238)
activities
                                             ------------  ------------  ------------  ------------

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

             AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
             ------------------------------------------------------

                THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                ------------------------------------------------

                             (Amounts in thousands)




                                              Year ended    Year ended           Year Ended
                                             December 31,  December 31,          December 31,
                                                 1996          1997                  1998
                                             ------------  ------------  --------------------------
                                                  HK$           HK$           HK$           US$

Net increase (decrease) in cash
                                                   1,499          (614)         (218)          (28)

Cash at beginning of year
                                                     901         2,509         1,954           252

Cumulative translation adjustments                   109            59           (15)           (2)
                                             ------------  ------------  ------------  ------------

Cash at end of year                                2,509         1,954         1,721           222
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

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                       AUDITED CONSOLIDATED STATEMENTS OF
                       ----------------------------------
                         CHANGES IN SHAREHOLDERS' EQUITY
                         -------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
              ----------------------------------------------------

                 (Amounts in thousands, except number of shares)



                                                                          Cumulative
                                                             Retained    Translations
                               Common Stock  Common Stock    Earnings     Adjustments      TOTAL
                               ------------  ------------  ------------  ------------  ------------
                                  Number          HK$           HK$           HK$           HK$
BALANCE AT
JANUARY 1, 1995                 10,000,000            78         5,031           (37)        5,072

Net income                               -             -        21,111             -        21,111
Translation adjustment                   -             -             -           109           109
                               ------------  ------------  ------------  ------------  ------------

BALANCE AT
DECEMBER 31, 1995               10,000,000            78        26,142            72        26,292

Net income                               -             -        18,466             -        18,466
Translation adjustment                   -             -             -            59            59
                               ------------  ------------  ------------  ------------  ------------


BALANCE AT
DECEMBER 31, 1996               10,000,000            78        44,608           131        44,817

Net income                               -             -        17,342             -        17,342
Translation adjustment                   -             -             -           (15)          (15)
                               ------------  ------------  ------------  ------------  ------------


BALANCE AT
DECEMBER 31, 1997               10,000,000            78        61,950           116        62,144
                               ============  ============  ============  ============  ============

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                 (Amounts in thousands, except number of shares,
                   per share data and unless otherwise stated)

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES
         -------------------------------------

Physical Spa & Fitness Inc. ("the Company") a Delaware Corporation, acquired Physical Beauty & Fitness Holdings Limited ("Physical Holdings") and Physical Holdings' subsidiaries in October of 1996, issuing 8,000,000 shares (80% of the Company's outstanding shares) to the shareholder of Physical Holdings ("the Shareholder"). Physical Holdings and its subsidiaries operate fitness and beauty centres in Hong Kong and the Peoples Republic of China ("PRC") and other related businesses.

Physical Holdings was incorporated on March 8, 1996 under the laws of the British Virgin Islands ("BVI") with a capital of one common share being held by the Shareholder.

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

The details of Physical Holdings and the Operating Subsidiaries and their principal activities as of the date of this report are summarized below:


                                                   Date of          Place of       Equity interest
          Name of Company                        acquisition/     incorporation     owned by the     Principal activities
                                                  formation                           Company
------------------------------------------- --------------------- -------------- ------------------- ------------------------
                                                                                  Direct   Indirect
                                                                                  ------   --------

Physical Beauty & Fitness Holdings            March 8, 1996            BVI         100%       -      Investment holding
Limited ("Physical Holdings")

Physical Health Centre Hong Kong              March 2, 1990          Hong Kong     91.4%      -      Operating 5 Fitness
Limited ("Physical HK")                                                                              Centres in Hong Kong

Regent Town Holdings Limited ("Regent")     September 20, 1993         BVI         92.5%      -      Investment holding

Supreme Resources Limited ("Supreme")       September 29, 1994       Hong Kong     70%        -      Operating a beauty
                                                                                                     treatment centre in
                                                                                                     Hong Kong

Physical Health Centre (Zhong               September 29, 1994       Hong Kong     100%       -      Investment holding
Shan) Limited ("Zhongshan                                                                            (formerly operating
Physical") (formerly known as                                                                        a beauty treatment
Famerich Development Limited                                                                         centre in Hong Kong)
("Famerich"))

Zhongshan Physical Ladies' Club Ltd.        October 29, 1996         The PRC       -         95%     Fitness Centre in
(owned by Zhongshan Physical)                                                                        Zhongshan, the PRC
                                                                                                     not yet open

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES  (Cont'd)
         -------------------------------------

                                                   Date of          Place of       Equity interest
          Name of Company                        acquisition/     incorporation     owned by the     Principal activities
                                                  formation                           Company
------------------------------------------- --------------------- -------------- ------------------- ------------------------
                                                                                  Direct   Indirect
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

Mighty System Limited ("Mighty")            December 15, 1994          BVI         100%        -     Provision of marketing
                                                                                                     services for cosmetics sales

Jade Regal Holdings Limited ("Jade Regal")   March 15, 1996            BVI         100%        -     Investment holding

Physical Health Centre (Dalian) Limited      March 15, 1996          Hong Kong      -        100%    Investment holding
("Dalian Physical")
(wholly owned by Jade Regal)

Dalian Physical Ladies' Club Co., Ltd.       March 15, 1996           The PRC       -         90%    Operating a Fitness Centre
(90% owned by Dalian Physical )                                                                      in Dalian, the PRC

Star Perfection Holdings Limited             April 15, 1996            BVI         100%        -     Investment holding
("Star Perfection")

Physical Health Centre (Shenzhen) Limited    April 15, 1996          Hong Kong      -        100%    Investment holding
("Shenzhen Physical")
(wholly-owned by Star Perfection)

Shenzhen Physical Ladies' Club Co. Ltd.     August 16, 1996           The PRC       -         90%    Fitness Centre in
(owned by "Shenzhen Physical")                                                                       Shenzhen, the PRC not yet open

Physical Health Centre (Macau) Limited       March 21, 1997          Hong Kong     100%        -     Investment  holding
("Macau Physical")

Physical Health  Centre (Tsuen Wan)         September 8, 1997        Hong Kong     100%        -     Operating a Fitness Centre
Limited (Tsuen Wan Physical)                                                                         in Hong Kong

Regent was originally 67% owned by Physical HK upon its incorporation. In June, 1995, Physical HK increased its equity interest to 83.5% by acquiring additional shares issued by Regent at the par value of the shares. In June, 1996, 5% of the equity interest of Regent owned by a minority shareholder was acquired by the Shareholder. All the shares owned by Physical HK and the Shareholder were then transferred to Physical Holdings at the original cost of their investment to Physical HK and the Shareholder. In January 1998 Physical Holdings increased its equity interest to 92.5% by acquiring additional shares owned by a minority shareholder.

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES  (Cont'd)
         -------------------------------------

The Group operates Fitness Centres in the PRC through some of its Operating Subsidiaries which are Sino-foreign joint ventures established in the PRC. Detailed information in connection with these joint ventures is as follows:

                                                     INTEREST    TERM
                                         TYPE OF     OWNED BY    OF THE
   NAME OF THE JOINT                     JOINT         THE       JOINT     REGISTERED
        VENTURE            LOCATION      VENTURE      GROUP     VENTURE     CAPITAL     PROFIT SHARING ARRANGEMENT
------------------------  ------------  ----------  ----------  --------  ------------  ---------------------------

Shanghai Physical         Huangpu       Co-           92.5%     10 years  Originally    None. Joint venturer
Ladies' Club Co., Ltd.    and           operative                         US$1,000 in   receives rent for locations
("Shanghai JV")           Hongqiao,                                       cash and      and will receive
                          Shanghai                                        increased     equipment when the joint
                                                                          to US$2,000   venture is dissolved.
                                                                          in cash in
                                                                          1995

Dalian Physical           Dalian        Equity         90%      12 years  Originally    Pro-rata to equity interests
Ladies' Club Co., Ltd.                                                    Rmb10,000
("Dalian JV")                                                             in cash
                                                                          and
                                                                          changed
                                                                          to
                                                                          Rmb1,000
                                                                          in cash
                                                                          and
                                                                          Rmb9,000
                                                                          in form of
                                                                          fixed
                                                                          assets and
                                                                          renovation
                                                                          materials
                                                                          in 1996

Shenzhen Physical         Shenzhen      Co-            90%      10 years  HK$4,600      Pro-rata to equity interests
Ladies' Club Co. Ltd.                   operative                         in form of
("Shenzhen JV")                                                           cash and
                                                                          fixed assets

Zhongshan Physical        Zhongshan     Co-            95%      10 years  US$500 in     Pro-rata to equity interests
Ladies' Club Co. Ltd.                   operative                         form of
("Zhongshan JV")                                                          cash and
                                                                          fixed assets



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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Cont'd)
         ------------------------------------------

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

e.       FOREIGN CURRENCY TRANSLATION
         ----------------------------

         The Company and its subsidiaries maintain their accounting books and records in Hong Kong Dollars HK$, except for the PRC Joint Ventures which maintain their accounting books and records in Renminbi. Foreign currency transactions during the year are translated in HK$ at rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in foreign currencies at year end are translated at the rates of exchange prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the consolidated statements of income.

         On consolidation, the financial statements of the PRC Joint Ventures are translated into HK$ using the closing rate method, whereby the balance sheet items are translated into HK$ using the unified exchange rates at the respective balance sheet dates. The share capital and retained earnings are translated at historical unified exchange rates prevailing at the time of the transactions while income and expense items are translated at the average unified exchange rates for the years. The resultant translation differences are recorded in the consolidated balance sheets as cumulative translation adjustments which are included as a separate account in shareholders' equity in the accompanying balance sheets.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Cont'd)
         ------------------------------------------

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

i.       DEFERRED LIABILITIES
         --------------------

         Deferred liabilities represent the benefit arose from the rent-free period of the operating leases. The deferred liabilities are amortized within the lease term, and the amortization is recorded in the statement of income.


4.       PROPERTY, PLANT AND EQUIPMENT
         -----------------------------

                                                    Year Ended
                                                    December 31,
                                             --------------------------
                                                 1997          1998

                                             ------------  ------------
                                                  HK$           HK$

Land and buildings                                 3,140         3,140
Leasehold improvements                            65,101        76,379
Machinery and equipment                           68,452        79,749
Furniture and fixtures                            12,863        21,085
Computers                                          2,283         3,146
Motor vehicles                                     1,090         2,227
Less: Accumulated depreciation                   (46,083)      (57,952)
                                             ------------  ------------

Net book value                                   106,846       127,774
                                             ============  ============

As of December 31, 1998, the cost and accumulated depreciation of fixed assets held under finance leases amounted to approximately HK$20,466 (1997-HK$17,535) and HK$6,844 (1997-HK$2,555) respectively.

5.       RELATED PARTY TRANSACTIONS
         --------------------------

The Group had the following transactions with related companies:


                                   Year ended
                                  December 31,
                                 1996 1997 1998
                                             ------------  ------------  ------------
                                                  HK            HK$           HK$

Rental of a director's quarters                      636           650           720
Purchase of beauty and
Fitness equipment                                      -             -         1,881
Sales of beauty and fitness equipment                793         2,677             -
Prepayments for equipment related to
construction-in-progress                           3,961         3,961         3,961
Management fee received                               12            12            12

Certain general and administrative expenses incurred by the Group companies during the relevant years on behalf of the related companies were reimbursed by the respective related companies at cost.

The Principal Shareholders of the Group had beneficial interests in all the aforementioned related companies or the shareholders of the related companies were related to the Principal Shareholders.

The Group made certain advances to the Shareholder during the years. The balance due the Group at December 31, 1998 was HK$4,404. Under an agreement with the Group the Shareholder has pledged 1,500,000 shares of the Company stock as collateral. The loan was segregated into current and non-current based on the loan repayment schedule.

6.       SHORT-TERM BANK LOANS
         ---------------------

The short-term bank loans are secured and repayable within one year. Please refer to Note 7 for details of security for such facilities.

Supplemental information with respect to the short-term bank loans was as follows:

                                              Year Ended    Year Ended    Year Ended
                     December 31, December 31, December 31,
                                             ------------  ------------  ------------
                                                1996          1997          1998

Maximum amount outstanding during the
period/year/year                             HK$5,626      HK$7,081      HK$6,842

Average amount outstanding during the
period/year/year                             HK$4,517      HK$4,755      HK$5,448

Weighted average interest rate at the end of
the period/year/year                            11%           11%           10%

Weighted average interest rate during the
period/year/ year                                9%           10%           11%

7.       LONG-TERM BANK LOANS
         --------------------

Long-term bank loans bear interest at 10% p.a. on the outstanding balances. As of December 31, 1998, the loans are repayable as follows:

                                                                                HK$
   1999                                                                        4,327
   2000                                                                        1,685
   2001                                                                        1,861
   2002                                                                          952
   2003                                                                        2,021
                                                                         ------------

                                                                              10,846
                                                                         ============


As of December 31, 1998, the Group had various banking facilities available from financial institutions amounting to approximately HK$21,400. These facilities were secured by:

(i)      leasehold property in Hong Kong owned by Evergrowth;

(ii) leasehold property in Hong Kong owned by relatives of the Principal Shareholders;

(iii)    leasehold property in Hong Kong owned by a related company; and

(iv) personal guarantees from the Principal Shareholders and their relatives; and


8.       PROVISION FOR INCOME TAXES
         --------------------------

Hong Kong profits tax was provided at 16% on the assessable profits of Hong Kong subsidiaries.

Enterprise income tax was provided at 33% on the assessable income of the Shanghai and Dalian JVs in accordance with the relevant tax regulations of the PRC.

The other BVI and Hong Kong Operating Subsidiaries, except Physical HK, did not provide for any income taxes during the years as they did not have any assessable income.

The combined tax provision for the year ended December 31, 1997 was currently payable.

For the year ended December 31, 1998, the Company provided income taxes of HK$4,382 of which HK$138 was deferred. The Company settled prior years taxes and recorded the amount over provided in prior years against the current year provision in the amount of HK$4,490 (HK$4,382 less HK$4,490 per income statement HK$(108)).

The tax impact of temporary differences between financial and taxable income that give rise to deferred tax (assets) liabilities are related to the accelerated depreciation allowances on fixed assets in Hong Kong.

9.       OBLIGATIONS AND COMMITMENTS
         ---------------------------

As of December 31, 1998, the Group had the following obligations and commitments:

a.       OPERATING LEASES
         ----------------

         Physical HK and the Shanghai and Dalian JVs lease the premises of their Fitness Centres. The total amount of lease commitments as of December 31, 1998 amounted to HK$248,644 payable as follows:

                                                                          Year Ended
                                                                         December 31,
                                                                             1998
                                                                         ------------
                                                                              HK$

        Payable during the following period:
          Within one year                                                     47,429
          Over one year but not exceeding two years                           49,186
          Over two years but not exceeding three years                        40,938
          Over three years but not exceeding four years                       42,794
          Over four years but not exceeding five years                        31,530
          Thereafter                                                          36,767
                                                                         ------------

        Total lease commitments                                              248,644
                                                                         ============


b.       OBLIGATIONS UNDER FINANCE LEASES
         --------------------------------

         Physical HK leases fitness equipment and motor vehicles under several finance leases. The scheduled future minimum lease payments as of December 31, 1998 were as follows:

                                                                          Year Ended
                                                                           December
                                                                              31,
                                                                         ------------
                                                                             1998
                                                                         ------------
                                                                              HK$
        Payable during the following period:
          Within one year                                                      6,008
          Over one year but not exceeding two years                            2,364
          Over two years but not exceeding three years                         2,382
          Over three years but not exceeding four years & thereafter               -
                                                                         ------------
        Total minimum lease payments                                          10,754

        (Less) : amount representing interest                                  1,615
                                                                         ------------

        Present value of net minimum lease payments                            9,139
                                                                         ============

10.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         -------------------------------------------------

                                   Year Ended
                                  December 31,
                                             ----------------------------------------
                                                 1996          1997          1998
                                             ------------  ------------  ------------
                                                  HK$           HK$           HK$
Cash paid for:
Interest expense                                     841         4,151         3,934
Income taxes                                       3,238         8,862         5,230




11.      OTHER SUPPLEMENTAL INFORMATION
         ------------------------------

The following items are included in the consolidated statements of income:

                                   Year Ended
                                  December 31,
                                             ----------------------------------------
                                                 1996          1997          1998
                                             ------------  ------------  ------------
                                                  HK$           HK$           HK$

Foreign exchange gain (loss)                           1           (59)           36
Interest expense on finance leases                   210         1,265         1,325
Interest expense on
Overdrafts and bank loans                            631         1,528         1,985
Interest expense on loans from third parties           -         1,358           624
Interest income                                        2         1,498            12
Sales taxes                                        1,216         1,040          (492)
Rental expenses under operating leases            21,185        31,714        44,978


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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The Board of Directors of the Registrant approved the engagement of William Lindberg, CPA in June of 1999 to serve as the Registrant's independent public auditor and to conduct the audit of the Company's financial statements for the fiscal years ended 1996, 1997 and 1998. The decision resulted from the fact that on November 3, 1998, Arthur andersen withdrew its previously issued audited reports for the years ended December 31, 1997 and December 31, 1996. The audit reports provided by Arthur Andersen for the fiscal years ended December 31, 1996 and 1997 did not contain any adverse opinion or disclaimer of opinion nor was any report modified as to uncertainty, audit scope or accounting principles.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

        The officers and directors of the Company, their ages and present positions held with the Company are as follows:

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

        DARRIE LAM HAU YIN, EXECUTIVE VICE PRESIDENT, SECRETARY, DIRECTOR. Ms. Lam has been a Vice-President and Secretary of the Company since October, 1996. Ms. Lam is a member of the Hong Kong Society of Accountants and the Chartered Association of Certified Accountants (UK). She joined the Company in 1994 and before that she worked with a major Hong Kong listed company, Wharf Group, as a Financial Analyst. Ms. Lam is responsible for the Company secretarial affairs, finance and administration functions. Ms. Lam received a MBA degree from the University of Manchester, U.K.

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

        ALLAN WAH CHUNG LI, DIRECTOR. Mr. Li has been a director of the Company since June, 1998. Mr. Li is a solicitor qualified to practice law in Canada, England and Hong Kong. For the last ten years, Mr. Li practiced law in Vancouver, Toronto and Hong Kong and had also worked for the Listing Division of the Stock Exchange of Hong Kong. Since 1994, Mr. Li has been with Lai Sun Development Company Limited, a company listed on the Stock Exchange of Hong Kong, where he is currently serving as a vice-president, and is involved in hotels and corporate transactions. Mr. Li received B.Comm. and L.L.B degrees from the University of British Columbia, Canada.

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

        GILLIAN LOUISE HOLLOWAY, SENIOR FITNESS MANAGER. Ms. Holloway is a member of the Association for Fitness Professionals. Ms. Holloway obtained the qualifications of Certified Aerobics Instructor and Certified Personal Trainer issued by the American Council on Exercise. Ms. Holloway joined the Company in 1991 and is responsible for the Company's fitness training services and membership. Ms. Holloway received a Graduate Certificate in Recreation and Sports Management issued by the Victoria University, Australia.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal year ended December 31, 1998 ("Fiscal 1998"), the fiscal year ended, 1997 ("Fiscal 1997") and the fiscal year ended December 31, 1996 ("Fiscal 1996") by those persons who served as Chief Executive Officer and any Named Executive Officer who received compensation in excess of $100,000 during such years.


                        SUMMARY COMPENSATION TABLE (US$)

                                           Annual
 Name and Principal Position   Year       Salary(1)           Awards(2)
                               ----       ---------           ---------
                                                      Bonus(3)   Other compensation(4)
                                                      --------   ---------------------
Ngai Keung Luk, CEO, Chairman  1998       387,000       -              93,000
                               1997       166,000       -              84,000
                               1996        15,500       -              82,000

Jill Bodnar, President, COO    1998        75,000     3,900
                               1997        69,000     4,500
                               1996        54,700     4,500
------------------------------------

(1) No officers received or will receive any bonus or other annual compensation other than salaries during fiscal year 1998, other than stated above. The table does not include any amounts for personal benefits extended to officers of the Company, such as the cost of automobiles, life insurance and supplemental medical insurance, because the specific dollar amounts of such personal benefits cannot be ascertained. Management believes that the value of non-cash benefits and compensation distributed to executive officers of the Company individually or as a group during fiscal year 1998 did not exceed the lesser of US$50,000 or ten percent of such officers' individual cash compensation or, with respect to the group, US$50,000 times the number of persons in the group or ten percent of the group's aggregate cash compensation.

(2) No officers received or will receive any long term incentive plan (LTIP) payouts or other payouts during fiscal year 1998.

(3) Bonus awarded based on performance.

(4) Other compensation for Mr. Luk included an allowance for Mr. Luk's living accommodations. The yearly allowance of us$93,000 for the fiscal year 1998 and US$84,000 for the fiscal year 1997,represents, respectively, 50% of the fair market rent of the property owned by a related company, Silver Policy Development Limited. The remaining portion is shared by another related company, Williluck International Limited. Mr. Luk and his wife are the shareholders and directors of both Silver Policy Development Limited and Williluck International Limited. The current market rent of the property, which is exclusively used for residential purpose by Mr. Luk and his family, is US$15,500 per month (increased from $13,700 per month) effective November, 1997. The Company and Williluck International Limited each pay US$6,850 per month for the first ten months and US$7,750 per month thereafter to Silver Policy Development Limited. Yearly allowance to Mr. Luk is recorded on the Company's books as US$93,000 in 1998. The money is paid directly to Silver Policy Development Limited. Physical Health Centre Hong Kong Limited is using the property as security to obtain a full line of credit from the Kwangtung Provincial Bank. See also "Certain Transactions".

COMPENSATION OF DIRECTORS

        The Company reimburses each Director for reasonable expenses (such as travel and out-of -pocket expenses) in attending meetings of the Board of Directors. Directors are not separately compensated for their services as Directors.

AUDIT COMMITTEE

        The Board of Directors established an Audit Committee, composed of the two outside directors and Robert Chui, Chief Financial Officer. The principal functions of the Audit Committee will include making recommendations to the Board regarding the selection of independent public accountants to audit annually the books and records of the Company , reviewing the proposed scope of each audit and reviewing the recommendations of the independent public accountants as a result of their audit of the Company. The Audit Committee will also periodically review the activities of the Company's accounting staff and the adequacy of the Company's internal controls.

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

1997 STOCK OPTION PLAN

        The Company has a Stock Option Plan which was adopted by the Company's stockholders and its Board of Directors on April 23, 1997 as "1997 Stock Option Plan" (the "Plan"). Under the Plan, the Company may issue incentive stock options, non-qualified options, restricted stock grants, and stock appreciation rights to selected directors, officers, advisors and employees of the Company. Under the Plan, a total of 500,000 shares of Common Stock are reserved for issuance. The Plan provides for appropriate adjustments in the number and kind of shares subject to the Plan and to outstanding options in the event of a stock split, stock dividend, or certain other types of recapitalization. Stock options may be granted as non-qualified stock options or incentive stock options, but incentive stock options may not be granted at a price less than 100% of the fair market value of the stock as of the date of grant (110% as to any 10% shareholder at the time of grant); non-qualified stock options may not be granted at a price less than 85% of the fair market value of the stock as of the date of grant. The Plan shall be administered by an Option Committee which is to be composed of two or more members of the Board of Directors who are disinterested directors. No persons have been named to the Option Committee as of the date of this Report. Stock options may be exercised during a period of time fixed by the Option Committee except that no stock option may be exercised more than ten years after the date of grant or three years after death or disability, whichever is later. As of the date hereof, no options have been granted by the Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth, as of March 31, 1999, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted. Unless otherwise indicated, the address for each stockholder is 12/F - 15/F Lee Theatre Plaza, 99 Percival St., Causeway Bay, Hong Kong.


NAME AND                                      AMOUNT AND
ADDRESS OF BENEFICIAL                          NATURE
OWNER                                        OF BENEFICIAL
---------------------                        OWNERSHIP (1)       PERCENTAGE BENEFICIALLY OWNED(2)
                                             -------------       --------------------------------

DIRECTORS, OFFICERS AND 5% STOCKHOLDERS

    NGAI KEUNG LUK (SERLEO)(3)                   8,000,000            80.00%

    JILL BODNAR, PRESIDENT                               0             0.00%

    YAT MING LAM, DIRECTOR                               0             0.00%

    ROBERT CHUI, CFO                                     0             0.00%

    DARRIE LAM, VICE PRESIDENT                           0             0.00%

    YUK WAH HO, VICE PRESIDENT (4)               8,000,000            80.00%

    ALLAN WAH CHUNG LI, DIRECTOR                         0             0.00%

    ALL OFFICERS AND DIRECTORS                   8,000,000            80.00%
    AS A GROUP (7 PERSONS)(3)


    ----------

*   Less than 1%

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

(2) Based upon 10,000,000 shares of Common Stock outstanding.

(3) Mr. Luk pledged 1,500,000 shares of Common Stock for the loans received the Company under that certain Pledge Agreement dated September 30, 1997.

(4) Ms. Ho is the wife of Ngai Keung Luk (Serleo). Accordingly the number of common stock owned by Mr. Luk and Ms. Luk overlap.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company made certain advances to Mr. Luk, the Company's Chief Executive Officer and the Chairman of its Board of Directors, during the years ended September 30, 1994, December 31, 1995, December 31, 1996 and the three months ended December 31, 1994 which were non interest-bearing, unsecured and repayable on demand. These advances were repaid in cash, by payments made by Mr. Luk to the Company or by off-setting the dividends declared by the Company and payable to Mr. Luk against the amounts owed to the Company. Dividends declared during the year ended December 31, 1995 were off-set against amounts owed by Mr. Luk. The Company ratified and approved on November 27, 1996, certain loans to Mr. Luk, in the amount of HK$ 16.5 million (US$2.1 million) (the "Loan"). Mr. Luk agreed to repay the Loan in eight installments by March 31, 1999 together with the accrued interest thereon at the prime banking rate of interest of 8.75%. Mr. Luk repaid HK$2.3 million (US$297,000) of the outstanding amount of the Loan in the first installment. The second and the third installments in the total of HK$4,600,000 (US$594,000) due on September 30 and December 31, 1997 were repaid in cash in December, 1997. The outstanding principal amount of the Loan and accrued interest was HK$10,775,000 (US$1,391,000) as of December 31, 1997. The fourth installment of HK$2,300,000 (US$297,000) due on March 31, 1998 was repaid in cash in March, 1998. The remaining outstanding principal amount of the Loan is secured by a pledge of 1,500,000 shares of common stock of the Company by Mr. Luk, as collateral for the Loan. As of December 31, 1998, the outstanding principal amount of the Loan was HK$4,404,000 (US$568,000).
See Note 5 to Financial Statements.

        In January 1997, the Company approved an advance to Mr. Luk in the amount of HK$ 6 million (US$780,000), which loan was repaid in full by Mr. Luk on April 22, 1997.

        In October, 1996, the Company closed a transaction with Mr. Luk, a 100% shareholder of Physical Beauty & Fitness Holdings Limited, a British Virgin Islands corporation ("Physical Limited"), whereby the Company entered into a Share Exchange Agreement with Mr. Luk, pursuant to which the Company issued 8,000,000 of its Common Stock to Mr. Luk in exchange for all of the outstanding shares of Physical Limited (the "Closing"). As a part of the above transaction certain shareholders of the Company transferred 990,000 shares of Common Stock of the Company to Goodchild Investments Limited, a British Virgin Islands corporation ("Goodchild"), whose beneficial owner is Wong Kui Tak Henry, as consideration for Goodchild's beneficial owners' prior interest in Physical Health Centre Hong Kong Limited, pursuant to an arrangement between Goodchild and Mr. Luk. Neither Mr. Luk nor Goodchild were parties affiliated with the Company prior to or at the time of the acquisition of Physical Limited. At the Closing the then current management of the Company resigned and was replaced by the current management of the Company.

        In February, 1998, Goodchild sold all of its shares of common stock of the Company in open market public transactions.

        Mr. Luk receives a monthly allowance of US$93,000 for the fiscal year 1998 for his living accommodations. Such allowance represents 50% of the fair market rent of the property owned by a related company, Silver Policy Development Limited ("Silver Policy"). Silver Policy is a limited company incorporated in Hong Kong. Mr. Luk and Mrs. Luk respectively hold 0.01% and 99.99% shares in Silver Policy. They also act as directors of Silver Policy.

        Since April 1994, Physical Health Centre Hong Kong Limited ("Hong Kong Limited") has concluded a tenancy agreement with Silver Policy for the property to be used exclusively for residential purpose by Mr. Luk and his family. In April 1996, Silver Policy increased the rent from $11,600 to $13,700 per month and further increased to $15,500 from November, 1997. Hong Kong Limited and Williluck International Limited ("Williluck") each paid US$5,80 per month thereafter. The annual rent allowance costs as recorded by Physical totaled $84,000 in 1997 and $93,000 in 1998. Pursuant to the lease agreement between Sliver Policy and Hong Kong Limited, the premises for Mr. Luk and his family are rented by Hong Kong Limited from Silver Policy for HK$120,000 (US$15,500) per month. Hong Kong Limited then charges back a related company, Williluck, for a 50% share of the rent. Mr. Luk is a director of Williluck. Hong Kong Limited is using the property as security to obtain a full line of credit from the Kwangtung Provincial Bank. See also "Management - Compensation".

        The Company had the transactions with related companies as provided in the Financial Statements, Note 5.

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

3.6       Amended By-Laws of Physical Spa & Fitness, Inc.

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

10.5      New Town Tower, S.T.T.L.183 Confirmation of Tenancy (Shatin)*

10.6 Tenancy Agreement by and between Kamoton Investments Limited and Supreme Resources Limited (Renaissance Beauty Centre)*

10.7      Repayment Agreement between the Company and Ngai Keung Luk*

10.8      Pledge Agreement between the Company and Ngai Keung Luk*

10.9      1997 Stock Option Plan and form of Stock Option Agreement*
16.         Letter on changes in certifying accountant.**
22        Subsidiaries of the Registrant*

------------

* Filed with the Commission as exhibit to the Registration Statement or amendments to the Registration Statement..
**  To be filed by amendment.

          (b)    Reports on Form 8-K
                 -------------------

                 Form 8-K, Item 4. Change in Certifying Accountants.

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