Form 10QSB
period 1998-06-30
PHYSICAL SPA & FITNESS INC
filed 1999-07-02
CIK 1048055

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998.

[ ] TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ________________

        Commission file number 333-38697


                          PHYSICAL SPA & FITNESS, INC.
           (Exact name of small business as specified in its charter)


            Delaware                                             13-1026995
---------------------------------                            -------------------
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

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----


PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Condensed Statements of Income (unaudited) for the three and six months ended June 30, 1997 and 1998

Consolidated Condensed Balance Sheets (unaudited) at
December 31, 1997 and June 30, 1998

Consolidated Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 1997 and 1998

Notes to Consolidated Condensed Financial Statements
(unaudited) for the six months ended June 30, 1997 and
1998


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS


PART II - OTHER INFORMATION

ITEM 1   - LEGAL PROCEEDINGS

ITEM 2   - CHANGES IN SECURITIES

ITEM 3   - DEFAULTS UPON SENIOR SECURITIES

ITEM 4   - SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS

ITEM 5   - OTHER INFORMATION

ITEM 6   - EXHIBITS AND REPORTS ON FORM 8-K

                 PHYSICAL SPA & FITNESS, INC., AND SUBSIDIARIES
                 ----------------------------------------------
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
             -------------------------------------------------------
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998
      (Amounts in thousands, except number of shares and per share data )

                                            Three months ended June 30             Six months ended June 30
                                           1997        1998       1998           1997        1998         1998
                                        ----------  ----------  ----------    ----------  ----------  ----------
                                           HK$         HK$         US$            HK$         HK$         US$

Operating Revenues
Fitness service                            21,006      34,751       4,484        30,849      62,644       8,083
Beauty treatments                          20,958      16,061       2,072        35,033      29,694       3,831
Others                                         41          16           2            63          43           6
                                        ----------  ----------  ----------    ----------  ----------  ----------

Total operating revenues                   42,005      50,828       6,558        65,945      92,381      11,920
                                        ----------  ----------  ----------    ----------  ----------  ----------

Operating Expenses
Salaries and commissions                    8,534      13,275       1,712        16,083      25,691       3,315
Rent and related expenses                   6,894      10,458       1,350        13,108      19,622       2,532
Depreciation                                3,202       5,691         735         6,091      11,614       1,499
Other selling and administrative
expenses                                    7,785      13,064       1,685        14,318      22,532       2,907
                                        ----------  ----------  ----------    ----------  ----------  ----------

Total operating expenses                   26,415      42,488       5,482        49,600      79,459      10,253
                                        ----------  ----------  ----------    ----------  ----------  ----------

Income from operations                     15,590       8,340       1,076        16,345      12,922       1,667
                                        ----------  ----------  ----------    ----------  ----------  ----------

Non-operating (income) expenses

Other (income), net                        (1,052)       (220)        (28)       (1,254)       (458)        (59)
Interest expenses                             823         913         117         1,249       2,044         263
                                        ----------  ----------  ----------    ----------  ----------  ----------


Total non-operating (income) expenses        (229)        693          89            (5)      1,586         204
                                        ----------  ----------  ----------    ----------  ----------  ----------

Income before income taxes and
minority interests                         15,819       7,647         987        16,350      11,336       1,463

Provision for income taxes                  2,923       1,337         173         3,346       2,400         310
                                        ----------  ----------  ----------    ----------  ----------  ----------

Income before minority interests           12,896       6,310         814        13,004       8,936       1,153

Minority interests                          1,134          81          10         1,214         333          43
                                        ----------  ----------  ----------    ----------  ----------  ----------

Net income                                 11,762       6,229         804        11,790       8,603       1,110
                                        ==========  ==========  ==========    ==========  ==========  ==========

Earnings per common share                    1.18        0.62        0.08          1.18        0.86        0.11
                                        ==========  ==========  ==========    ==========  ==========  ==========

Number of shares outstanding (in
thousands)                                 10,000      10,000      10,000        10,000      10,000      10,000
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


                 PHYSICAL SPA & FITNESS, INC., AND SUBSIDIARIES
                 ----------------------------------------------
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                -------------------------------------------------
                       DECEMBER 31, 1997 and June 30, 1998
       (Amounts in thousands, except number of shares and per share data)

                                                     December 31,
                                                         1997            June 30, 1998
                                                    --------------   ---------------------
                                                         HK$              HK$        US$
  ASSETS                                                             (Unaudited)(Unaudited)

Current assets
Cash and cash equivalents                                   1,954        3,949        510
Trade receivables                                           9,573        7,161        924
Rental and utility deposits                                 7,243        8,180      1,055
Prepayments to vendors and suppliers and other
current assets                                             10,826       11,277      1,456
Inventories                                                 4,022        4,024        519
Due from related companies                                  4,932        7,185        927
Due from a shareholder - current portion                    8,414        2,163        279
                                                        ----------   ---------- ----------
Total current assets                                       46,964       43,939      5,670
                                                        ----------   ---------- ----------

Due from a shareholder - non-current portion                2,361            -          -
Prepayments for construction-in-progress                   17,011        7,851      1,013
Property, plant and equipment, net                        106,846      121,629     15,694
                                                        ----------   ---------- ----------

Total assets                                              173,182      173,419     22,377
                                                        ==========   ========== ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Short-term bank loans                                       5,596        5,947        767
Long-term bank loans - current portion                      6,269        1,468        189
Accounts payable and accrued expenses                       8,237       16,155      2,085
Loans from third parties                                    9,741        3,092        399
Obligations under finance leases- current portion           4,577        4,826        623
Deferred income                                            37,696       31,646      4,083
Deferred liabilities                                        5,012        4,640        599
Income taxes payable                                        9,895        9,863      1,273
Taxes other than income                                     9,880       10,185      1,314
                                                        ----------   ---------- ----------

Total current liabilities                                  96,903       87,822     11,332
                                                        ----------   ---------- ----------

Long-term bank loans                                        6,786        9,823      1,267
Long-term loans from third parties                              -            -          -
Loans from minority shareholders of subsidiaries            5,160        4,200        542
Obligations under finance leases - non current portion      8,253        6,539        844
Deferred taxation                                           4,574        4,574        590
Minority interests                                          6,689        7,027        907

Shareholders' equity:

Common stock, par value US$ 0.001 each, 100
million shares authorized; 10 million shares
outstanding                                                    78           78         10
Cumulative translation adjustment                             131          145         19
Retained earnings                                          44,608       53,211      6,866
                                                        ----------   ---------- ----------


Total shareholders' equity                                 44,817       54,434      6,895
                                                        ----------   ---------- ----------

Total liabilities and shareholders' equity                173,182      173,419     22,377
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

                 PHYSICAL SPA & FITNESS, INC., AND SUBSIDIARIES
                 ----------------------------------------------
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
           -----------------------------------------------------------
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                             (Amounts in thousands)

                                                          1997            1998
                                                       ---------- ---------------------
                                                            HK$       HK$        US$
Cash flows from operating activities:

Net income                                                11,790      8,603      1,110

Adjustments to reconcile net income to net
cash provided by operating activities:
Minority interests                                         1,214        333         43
Depreciation                                               6,091     11,614      1,499
Loss (Gain) on disposal of fixed assets                       (3)       129         17

(Increase) Decrease in assets:
Trade receivables                                            734      2,412        311
Deposits, prepayments and other current assets             1,185     (1,388)      (179)
Inventories                                                  319         (2)        (1)
Due from related companies                                 1,645     (2,253)      (291)

Increase (Decrease) in liabilities:
Accounts payable and accrued expenses                     (2,028)     7,918      1,022
Deferred income                                            1,754     (6,050)      (781)
Deferred liabilities                                           -       (372)       (48)
Income taxes payable                                        (963)       (32)        (4)
Taxes other than income                                       45        305         39
Deferred taxation                                            669          -          -
                                                       ---------- ---------- ----------

Net cash provided by operating activities                 22,452     21,217      2,737
                                                       ---------- ---------- ----------

Cash flows from investing activities:
(Prepayments for construction-in-progress)
Transfer to fixed assets                                 (16,855)     9,160      1,182
Acquisition of property, plant and
equipment                                                (11,912)   (26,523)    (3,421)
Sales proceeds from disposal of  property,
plant and equipment                                            3          -          -
                                                       ---------- ---------- ----------

Net cash used in investing activities                    (28,764)   (17,363)    (2,239)
                                                       ---------- ---------- ----------

Cash flows from financing activities
(Settlement) Proceeds of short-term bank loans             1,341        351         45
Decrease (Increase) in due from a shareholder                201      8,612      1,111
Payment of dividends to a shareholders                         -          -          -
Payment of dividend to minority shareholders                   -        -            -
Proceeds from long-term bank loans                        10,000      4,000        516
Repayment of long-term bank loans                           (706)    (5,763)      (744)
Settlement of long-term loans from third parties               -     (6,649)      (858)
Assumption of finance lease obligations                        -        847        109
Capital element of finance lease rental payments          (4,888)    (2,311)      (297)
Capital contribution of the Chinese joint
venture partner into a joint venture                           -          -          -
Repayment of loans from minority
shareholders of subsidiaries                                   -       (960)      (124)
                                                       ---------- ---------- ----------

Net cash provided by (used in) financing
activities                                                 5,948     (1,873)      (242)
                                                       ---------- ---------- ----------

Net increase (decrease) in cash and cash
equivalents                                                 (364)     1,981        256

Cash and cash equivalents, at beginning of
year                                                       2,509      1,954        252

Cumulative translation adjustments                            29         14          2
                                                       ---------- ---------- ----------

Cash and cash equivalents, at end of year                  2,174      3,949        510
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

               PHYSICAL SPA $ FITNESS, INC., INC. AND SUBSIDIARIES
               ---------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)
                                   ----------


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES
------------------------------------------

Physical Spa & Fitness Inc. ("the Company") was incorporated on September 21, 1988 under the laws of the United States of America under the name of Foreclosed Realty Exchange Inc. The Company was incorporated with a share capital of 100 million common shares with par value of US$0.001 each. 10 million common shares were issued and outstanding as of June 30, 1998. The Company is a U.S.
public company listed on the National Association of Securities Dealers Bulletin Board.

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

---------------------------------------------------

The details of Physical Holdings and Operating Subsidiaries and their principal activities as of the date of this report are summarized below:

                                              Date of                               Equity interest
                                              acquisition/          Place of        owned by the
Name of Company                               formation             incorporation   Company              Principal
activities
---------------                               ------------          -------------   -------              --------------------
                                                                                    Direct  Indirect
                                                                                    ------  --------

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


                                              INTERESTS      TERM OF
NAME OF THE                        TYPE OF     OWNED BY        THE
JOINT VENTURE                       JOINT        THE          JOINT     REGISTERED
                      LOCATION     VENTURE      GROUP        VENTURE      CAPITAL          PROFIT SHARING ARRANGEMENT
                                                                                           FOREIGN     CHINESE
                                                                                           PARTNER     PARTNER
Shanghai              Huangpu      Co-          88.5%        10 years     Originally       See arrangement of p.13
Physical Ladies'      and          operating                              US$1,000 in
Club Co., ltd.        Hongqiao,                                           cash and
("Shanghai JV")       Shanghai                                            increased
                                                                          to US$2,000
                                                                          in cash in 1995

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

5.   LONG-TERM BANK LOANS
-------------------------

Long-term bank loans bear interest at 11% on the outstanding balances. As of December 31, 1996 and September 30, 1997, the Group had various banking facilities available from financial institutions. These facilities were secured by:

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

6.   PROVISION FOR INCOME TAXES
-------------------------------

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


7.  OBLIGATIONS AND COMMITMENTS
--------------------------------

a. Physical HK leases fitness equipment and motor vehicles under several finance leases with lease terms extending from 1994 to 1999.

b.   Long-term loans payable and Share options to lenders
     -------------------------------------------------------

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

8.  RETIREMENT PLANS
---------------------

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


9.  DEDICATED CAPITAL
----------------------

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


10.  DISTRIBUTION OF PROFIT
---------------------------

Dividends from the Shanghai and Dalian JVs will be declared based on the profits as reported in the statutory financial statements. Such profits will be different from the amounts reported under US GAAP. Up to September 30, 1998, no distribution had been made by the Shanghai and Dalian JVs as they incurred losses during these periods.

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


11.  STOCK OPTION PLAN
----------------------

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


Overview of Company's Business:
-------------------------------

         The Company, through its predecessor companies and its subsidiaries, has been an established commercial operator of fitness and spa centers in Hong Kong and China since 1986. The Company as of June 30, 1998 operated nine facilities: six in Hong Kong and three in China. Management believes that the Company is one of the top providers of fitness facilities and spa and beauty treatment services in Hong Kong and China, with approximately 55,000 members. The Company offers to its customers, at each location, access to a wide range of U.S.- styled fitness and spa services.

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

Results of operation
Summary financial information
-----------------------------

                                                           Years Ended                        Six Months Ended
                                                           -----------                        ----------------
                                                           December 31,                           June 30,
                                                           ------------                           --------
                                               1995           1996            1997           1997           1998
                                               ----           ----            ----           ----           ----
Operating Revenues                             100.00%         100.00%        100.00%        100.00%        100.00%

Total operating expenses                        71.34%          71.52%         80.37%         75.21%         86.01%

Operating income                                28.66%          28.48%         19.62%         24.79%         13.99%

Income before income taxes and minority
interests                                       28.23%          28.52%         18.31%         24.79%         12.27%

Provision for income and deferred taxes          5.20%           7.55%          4.68%          5.07%          2.60%

Minority interests                               2.46%           1.99%          1.23%          1.84%          0.36%

Net income                                      20.56%          18.98%         12.40%         17.88%          9.31%
                                              ========        ========       ========       ========       ========


Six Months Ended June 30, 1998 (unaudited) Compared to Six Months Ended June 30, 1997 (unaudited)
-----------------------------------------------------------------------

         OPERATING REVENUES. The Company's operating revenues enjoyed strong growth in the first six months of 1998 as compared to the first six months of 1997. Operating revenues for the first six months of 1998 totaled HK$92,381,000 (US$11,920,000) compared to HK$65,945,000 (US$8,509,000) in the first six months of 1997, representing an increase of 40%. Operating revenues derived by the Company's fitness services increased 103% to HK$62,644,000 (US$8,083,000) compared to HK$30,849,000 (US$3,981,000) in the first six months of 1997. Fitness revenues as a percentage of total revenues were 68% in the first six months of 1998 as compared to 47% in the first six months of 1996.

         Operating revenues from the Company's beauty treatment business totaled HK$29,694,000 (US$3,831,000) compared to HK$35,033,000 (US$4,520,000) in the first six months of 1997, representing a decrease of 15%. This was mainly due to the Company's focus on the fitness business during that period of time, which resulted from the opening of the largest center in Mid-1998. The Company also advertised the new center, which drew more attention to the fitness business. Beauty treatment revenues as a percentage of total revenues were 32% in the first six months of 1998 as compared to 53% in the first six months of 1997.

         OPERATING EXPENSES. The Company's operating expenses for the first six months of 1998 totaled HK$79,459,000 (US$10,253,000) compared to HK$49,600,000
(US$6,400,000) in the first six months of 1997, representing an increase of 60%. Total operating expenses, after taking into account all corporate expenses, were 86% of total operating revenue as compared to 75% of last year. This reflects the additional costs incurred by the Company in following its business expansion plan. The increase in operating expenses was primarily due to additional marketing, administrative and salary costs as a result of increased revenues and additional costs incurred by the new branch as well as the two branches which were relocated to the new premises in the middle of 1997.

         TOTAL NON-OPERATING EXPENSES (INCOME). Total non-operating expenses (income) for the first six months of 1998 totaled a net expense of HK$1,586,000 (US$205,000) compared to a net income of HK$5,000 (US$600) in the first six months of 1997, representing a decrease of HK$1,591,000 (US$206,000).

         PROVISION FOR INCOME TAXES. Provision for income taxes for the first six months of 1998 totaled HK$2,400,000 (US$310,000) compared to HK$3,346,000 (US$432,000) in the first six months of 1997, representing a decrease of 28%. The effective tax rate of operating income was 21% which remained at the similar level of last year.

         NET INCOME. The Company's net income for the first six months of 1998 totaled HK$8,603,000 (US$1,110,000) compared to HK$11,790,000 (US$1,521,000) for the first six months of 1997, representing a decrease of 27%. The net income margin in the first six months of 1998 was 9% compared to 18% in the first six months of 1997, representing a decrease of 50%. The decreased net income reflects increased marketing expenses of the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, long term loans from third parties and minority shareholders of subsidiaries, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions.

         Cash and cash equivalent balances for the respective periods ended June 30, 1998 and December 31, 1997 were HK$3,949,000 (US$510,000) and HK$1,954,000
(US$252,000), while total indebtedness at June 30, 1998 was HK$35,895,000 (US$4,631,000) and HK$46,382,000 (US$5,985,000) at December 31, 1997.

         Net cash provided by operating activities were HK$22,452,000 (US$2,897,000) and 21,217,000 (US$2,737,000) for Fiscal Year 1997, and the
six-month period ended June 30, 1998, respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$28,764,000 (US$3,711,000) and HK$17,363,000 (US$2,239,000) for Fiscal Year 1997 and the six-month period ended June 30, 1998, primarily as a result of expenditures for property, plant and equipment. Net cash used in financing activities, which mainly include proceeds from bank loans, net interest and repayment, were HK$1,873,000 (US$242,000) in the six-month period ended June 30, 1998. Net cash provided by financing activities was HK$5,948,000 (US$767,000) in Fiscal Year 1997.

         The Company obtained a term loan in the amount of HK$1,000,000 (US$129,000) from Shanghai Commercial Bank Limited in Fiscal Year 1996 in connection with payment of rental deposits for the new Causeway Bay center (relocation of an existing center). This loan is secured by leasehold property in Hong Kong owned by relatives of Mr. Luk and is repayable in one lump sum on November 6, 1997. No consideration has been paid by the Company for such security. As of June 30, 1998, the outstanding principal amount of this loan was HK$1,000,000 (US$129,000). The Company has negotiated with the bank to replace the loan with a new loan which is to be repaid by sixty (60) equal monthly installment payments commencing November, 1997.

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

         The Company has revolving lines of credit with three banks - The Kwangtung Provincial Bank, Dao Heng Bank, and Shanghai Commercial Bank Limited. As of June 30, 1998, the Company has fully utilized these lines of credit. The Company draws down from the lines of credit primarily for general working capital purposes. The lines of credit contain covenants requiring the maintenance of minimum net worth.

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

         The Company's trade receivable balance at June 30, 1998, was HK$7,161,000 (US$924,000). The Company has never experienced any significant problems with collection of accounts receivable from its customers.

         Capital expenditure for 1997, and the six-month period ended June 30, 1998, were HK$28,767,000 (US$3,712,000) and HK$17,363,000 (US$2,239,000)
respectively. The Company believes that cash flow generated from its operations and its existing credit facilities should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months.

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




                                    PHYSICAL SPA & FITNESS, INC.
                                    (Registrant)

Date: July 1, 1999                  /S/Ngai Keung Luk
                                    ----------------------------------
                                    Ngai Keung Luk, Chairman and
                                    Chief Executive Officer

Date: July 1, 1999                   /S/ Robert Chui
                                    ----------------------------------
                                    Robert Chui,
                                    Chief Financial Officer