Form 10QSB
period 1998-09-30
PHYSICAL SPA & FITNESS INC
filed 1999-07-02
CIK 1048055

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998.

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

Transitional Small Business Disclosure Format (check one) :
                              Yes          No   X
                                  ----        ----

                                TABLE OF CONTENTS



PART I  -  FINANCIAL INFORMATION                                    PAGE
                                                                    ----
   ITEM 1   -   FINANCIAL STATEMENTS

     Consolidated Statements of Operations
     for the nine months and three months ended September
     30, 1998 and September 30, 1997 (Unaudited)                       1

     Consolidated Balance Sheets at September 30, 1998
     and December 31,1997 (Unaudited)                                  2

     Consolidated Statements of Cash Flows
     for the nine months ended September 30, 1998
     and September 30, 1997 (Unaudited)                                3

     Notes to Consolidated Financial Statements                      4 - 14

   ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OR PLAN OF OPERATION                                15  - 18


PART II  -   OTHER INFORMATION

   ITEM 1   -   LEGAL PROCEEDINGS                                     19

   ITEM 2   -   CHANGE IN SECURITIES                                  19

   ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES                       19

   ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE
                OF SECURITY HOLDERS                                   19

   ITEM 5   -   OTHER INFORMATION                                     19

   ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K                      19


                             PHYSICAL SPA & FITNESS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                   NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                 (Amounts in thousands, except number of shares and per share data )

                                                   Three months ended September 30      Nine months ended September 30
                                                   1997        1998       1998           1997        1998         1998
                                                 ----------  ----------  ----------    ----------  ----------  -----------
                                                    HK$         HK$         US$           HK$         HK$           US$
Operating Revenues
Fitness service                                     24,312      34,212       4,415        55,161      96,856       12,498
Beauty treatments                                   15,829      21,640       2,793        50,862      51,334        6,624
  Others                                                47           9           1           110          52            7
                                                 ----------  ----------  ----------    ----------  ----------  -----------

Total operating revenues                            40,188      55,861       7,209       106,133     148,242       19,129
                                                 ----------  ----------  ----------    ----------  ----------  -----------

Operating Expenses
Salaries and commissions                            10,118      13,694       1,767        26,201      39,385        5,082
Rent and related expenses                            9,551      12,788       1,650        22,659      32,410        4,182
Depreciation                                         4,883       7,162         924        10,974      18,776        2,423
Other selling and administrative expenses            9,224      20,927       2,701        23,542      43,459        5,608
                                                 ----------  ----------  ----------    ----------  ----------  -----------

Total operating expenses                            33,776      54,571       7,042        83,376     134,030       17,295
                                                 ----------  ----------  ----------    ----------  ----------  -----------

Income from operations                               6,412       1,290         167        22,757      14,212        1,834
                                                 ----------  ----------  ----------    ----------  ----------  -----------

Non-operating (income) expenses

Other (income), net                                   (399)        (41)         (5)       (1,653)       (499)         (64)
Interest expenses                                    1,211         848         110         2,460       2,892          373
                                                 ----------  ----------  ----------    ----------  ----------  -----------

Total non-operating (income) expenses                  812         807         105           807       2,393          309
                                                 ----------  ----------  ----------    ----------  ----------  -----------

Income before income taxes and
minority interests                                   5,600         483          62        21,950      11,819        1,525

Provision for income taxes                           1,423      (3,924)       (507)        4,769      (1,524)        (197)
                                                 ----------  ----------  ----------    ----------  ----------  -----------

Income before minority interests                     4,177       4,407         569        17,181      13,343        1,722

Minority interests                                     475         627          81         1,689         960          124
                                                 ----------  ----------  ----------    ----------  ----------  -----------

Net income                                           3,702       3,780         488        15,492      12,383        1,598
                                                 ==========  ==========  ==========    ==========  ==========  ===========

Earnings per common share                             0.37        0.38        0.05          1.55        1.24         0.16
                                                 ==========  ==========  ==========    ==========  ==========  ===========

Number of shares outstanding (in thousands)         10,000      10,000      10,000        10,000      10,000       10,000
                                                 ==========  ==========  ==========    ==========  ==========  ===========


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







                PHYSICAL SPA & FITNESS, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                    AS OF DECEMBER 31, 1997 (AUDITED) AND
                    AS OF SEPTEMBER 30, 1998 (UNAUDITED)
       (Amounts in thousands, except number of shares and per share data)


                                                    December 31,
                                                        1997          September 30, 1998
                                                    --------------   ---------------------
                                                         HK$              HK$        US$
  ASSETS                                                             (Unaudited)(Unaudited)
Current assets
Cash and cash equivalents                                   1,954        4,817        622
Trade receivables                                           9,573        7,682        991
Rental and utility deposits                                 7,243       10,053      1,297
Prepayments to vendors and suppliers and other             10,826       12,535      1,617
current assets
Inventories                                                 4,022        4,022        519
Due from related companies                                  4,932        7,784      1,004
Due from a shareholder - current portion                    8,414        4,693        606
                                                    --------------   ---------- ----------
Total current assets                                       46,964       51,586      6,656
                                                    --------------   ---------- ----------

Due from a shareholder - non-current portion                2,361            -          -
Prepayments for construction-in-progress                   17,011        6,633        856
Property, plant and equipment, net                        106,846      125,775     16,229
                                                    --------------   ---------- ----------

Total assets                                              173,182      183,994     23,741
                                                    ==============   ========== ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Short-term bank loans                                       5,596        7,512        969
Long-term bank loans - current portion                      6,269        4,394        567
Accounts payable and accrued expenses                       8,237       24,213      3,124
Loans from third parties                                    9,741        3,092        399
Obligations under finance leases- current portion           4,577        5,577        720
Deferred income                                            37,696       35,796      4,619
Deferred liabilities                                        5,012        4,455        575
Income taxes payable                                        9,895        5,205        672
Taxes other than income                                     9,880        9,079      1,171
                                                    --------------   ---------- ----------

Total current liabilities                                  96,903       99,323     12,816
                                                    --------------   ---------- ----------

Long-term bank loans                                        6,786        6,591        850
Long-term loans from third parties                              -            -          -
Loans from minority shareholders of subsidiaries            5,160        4,200        542
Obligations under finance leases - non current              8,253        4,750        613
 portion
Deferred taxation                                           4,574        4,291        554
Minority interests                                          6,689        7,652        987

Shareholders' equity:

Common stock, par value US$ 0.001 each, 100
million shares authorized; 10 million shares                   78           78         10
outstanding
Cumulative translation adjustment                             131          118         15
Retained earnings                                          44,608       56,991      7,354
                                                    --------------   ---------- ----------

Total shareholders' equity                                 44,817       57,187      7,379
                                                    --------------   ---------- ----------

Total liabilities and shareholders' equity                173,182      183,994     23,741
                                                    ==============   ========== ==========

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

                 PHYSICAL SPA & FITNESS, INC., AND SUBSIDIARIES
                   ------------------------------------------
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
           -----------------------------------------------------------
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                             (Amounts in thousands)
                                                   1997              1998
                                               ---------      --------------------
                                                    HK$         HK$        US$
Cash flows from operating activities:

Net income                                       15,492         12,383      1,598

Adjustments to reconcile net income to net
cash provided by operating activities:
Minority interests                                1,689            960        124
Depreciation                                     10,974         18,776      2,423
Loss (Gain) on disposal of fixed assets             135            129         17

(Increase) Decrease in assets:
Trade receivables                                 3,648          1,891        244
Deposits, prepayments and other current          (2,459)        (4,519)      (583)
  assets
Inventories                                         515              -          -
Due from related companies                        1,143         (2,852)      (368)

Increase (Decrease) in liabilities:
Accounts payable and accrued expenses             3,986         15,976      2,061
Deferred income                                   3,249         (1,900)      (246)
Deferred liabilities                                  -           (557)       (72)
Income taxes payable                             (1,518)        (4,690)      (605)
Taxes other than income                              81           (801)      (103)
Deferred taxation                                 1,047           (283)       (37)
                                               ---------      ---------  ---------

Net cash provided by operating activities        37,982         34,513      4,453
                                               ---------      ---------  ---------

Cash flows from investing activities:
(Prepayments for construction-in-progress)
Transfer to fixed assets                           (100)        10,379      1,339
Acquisition of property, plant and              (61,529)       (37,221)    (4,803)
equipment
Sales proceeds from disposal of  property,
plant and equipment                                   3            716         92
                                               ---------      ---------  ---------

Net cash used in investing activities           (61,626)       (26,126)    (3,372)
                                               ---------      ---------  ---------

Cash flows from financing activities
Proceeds of short-term bank loans                 2,255          1,916        247
Decrease in due from a shareholder                1,612          6,082        785
Payment of dividends to a shareholders                -              -          -
Payment of dividend to minority                                                 -
shareholders                                          -              -
Proceeds from long-term bank loans               10,000          4,000        516
Repayment of long-term bank loans                (1,070)        (6,208)      (801)

Settlement of long-term loans from third              -         (6,649)      (858)
 parties
Assumption of finance lease obligations          16,174            847        109
Capital element of finance lease rental          (6,123)        (4,538)      (585)
payments
Capital contribution of the Chinese joint
venture partner into a joint venture                  -              -         -
Repayment of loans from minority
shareholders of subsidiaries                          -           (960)      (124)
                                               ---------      ---------  ---------

Net cash provided by (used in) financing         22,848         (5,510)      (711)
activities
                                               ---------      ---------  ---------

Net increase (decrease) in cash and cash           (796)         2,877        370
equivalents

Cash and cash equivalents, at beginning of        2,509          1,954        252
    year

Cumulative translation adjustments                   39            (13)        (1)
                                               ---------      ---------  ---------

Cash and cash equivalents, at end of year         1,752          4,818        621
                                               =========      =========  =========

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

               PHYSICAL SPA $ FITNESS, INC., INC. AND SUBSIDIARIES
                   ------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)
                                   ----------


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES
------------------------------------------

Physical Spa & Fitness Inc. ("the Company") was incorporated on September 21, 1988 under the laws of the United States of America under the name of Foreclosed Realty Exchange Inc. The Company was incorporated with a share capital of 100 million common shares with par value of US$0.001 each. 7.5 million common shares were issued and outstanding as of December 31, 1997 (10 million shares as of June, 1998). The Company is a U.S. public company listed on the National Association of Securities Dealers Bulletin Board.

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

                                       7

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


Overview of Company's Business:

         The Company, through its predecessor companies and its subsidiaries, has been an established commercial operator of fitness and spa centers in Hong Kong and China since 1986 (see "Company - History"). As of September 30, 1998, the Company operated ten facilities: seven in Hong Kong and three in China. Management believes that the Company is one of the top providers of fitness facilities and spa and beauty treatment services in Hong Kong and China, with approximately 55,000 members. The Company offers to its customers, at each location, access to a wide range of U.S.- styled fitness and spa services.

          The Company was incorporated on September 21, 1988 in the state of Delaware under the name of "Foreclosed Realty Exchange, Inc", a development stage company seeking acquisitions with no material assets or liabilities. Prior to acquisition of Physical Beauty & Fitness Holdings Limited, a British Virgin Islands corporation ("Physical Limited"), the Company had no revenue producing operations, but planned to enter into joint ventures and/or acquisitions originally in the area of real estate, to expand its operations. In October, 1996, the Company closed a transaction with Ngai Keung Luk (Serleo), a 100% shareholder of Physical Limited, whereby the Company entered into a Share Exchange Agreement with Ngai Keung Luk (Serleo), pursuant to which the Company issued 8,000,000 pre-split (6,000,000 post-split) shares of its Common Stock to Ngai Keung Luk (Serleo) in exchange for all of the outstanding shares of Physical Limited (the "Closing"). At the Closing, the then current management of the Company resigned and was replaced by the current management of the Company.

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


RESULTS OF OPERATIONS
                                                             Years Ended              Nine Months Ended
                                                             December 31,               September 30,
                                                    ------------------------------   -------------------
                                                      1995       1996       1997       1997       1998
                                                    --------   --------   --------   --------   --------
Operating Revenues                                   100.00%    100.00%    100.00%    100.00%    100.00%
Total operating expenses                              71.34%     71.52%     80.37%     78.56%     90.41%
Operating income                                      28.66%     28.48%     19.62%     21.44%      9.59%
Income before income taxes and minority interests     28.23%     28.52%     18.31%     20.68%      7.97%
Provision for income and deferred taxes                5.20%      7.55%      4.68%      4.49%     (1.03%)
Minority interests                                     2.46%      1.99%      1.23%      1.59%      0.65%
Net income                                            20.56%     18.98%     12.40%     14.60%      8.35%
                                                    ========   ========   ========   ========   ========


NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997 (UNAUDITED).
--------------------------------------------------------------------------------

        OPERATING REVENUES. The Company's operating revenues enjoyed strong growth in the first nine months of 1998 as compared to the first nine months of 1997. Operating revenues for the first nine months of 1998 totaled HK$148,242,000 (US$19,129,000) compared to HK$106,133,000 (US$13,695,000) in the first nine months of 1997, representing an increase of 40%. Operating revenues derived by the Company's fitness services increased 76% to HK$96,856,000 (US$12,498,000) compared to HK$55,161,000 (US$7,118,000) in the first nine months of 1997. Fitness revenues as a percentage of total revenues were 65% in the first nine months of 1998 as compared to 52% in the first nine months of 1997.

        Operating revenues from the Company's beauty treatment business totaled HK$51,334,000 (US$6,624,000) compared to HK$50,862,000 (US$6,563,000) in the first nine months of 1997, representing a negligible increase of 1%. This was mainly due to the Company's focus on the fitness business during that period of time, which resulted from the opening of the largest center in Mid-1998. The Company also advertised the new center, which drew more attention to the fitness business. Beauty treatment revenues as a percentage of total revenues were 35% in the first nine months of 1998 as compared to 48% in the first nine months of 1997.

        OPERATING EXPENSES. The Company's operating expenses for the first nine months of 1998 totaled HK$134,030,000 (US$17,295,000) compared to HK$83,376,000
(US$10,758,000) in the first nine months of 1997, representing an increase of 61%. Total operating expenses, after taking into account all corporate expenses, were 90% of total operating revenue, as compared to 79% of last year. This reflects the additional costs incurred by the Company in following its business expansion plan. The increase in operating expenses was primarily due to additional marketing, administrative and salary costs as a result of increased revenues and additional costs incurred by the new branch as well as the two branches which were relocated to the new premises in the middle of 1997.

        TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first nine months of 1998 were HK$2,393,000 (US$309,000) compared to HK$807,000 (US$104,000) in the first nine months of 1997.

        PROVISION FOR INCOME TAXES. Provision for income taxes for the first nine months of 1998 included an adjustment for the over-provision of taxation in previous years and therefore resulted in a negative provision of HK$1,524,000 (US$197,000) compared to a provision of HK$4,769,000 (US$615,000) in the first nine months of 1997.

        NET INCOME. The Company's net income for the first nine months of 1998 totaled HK$12,383,000 (US$1,598,000) compared to HK$15,492,000 (US$1,999,000)
for the first nine months of 1997, representing a decrease of 20%. The net income margin in the first nine months of 1998 was 8.4% compared to 14.6% in the first nine months of 1997, representing a decrease of 42%. The decreased net income reflects increased marketing expenses of the Company.

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

        Cash and cash equivalent balances for the respective periods ended September 30, 1998 and December 31, 1997 were HK$4,817,000 (US$622,000) and
HK$1,954,000 (US$252,000), while total indebtedness at September 30, 1998 was HK$36,116,000 (US$4,660,000) and HK$46,382,000 (US$5,985,000) at December 31,
1997.

        Net cash provided by operating activities were HK$37,982,000 (US$4,901,000) and HK$34,513,000 (US$4,453,000) for Fiscal Year 1997, and the
nine-month period ended September 30, 1998, respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$61,626,000 (US$7,952,000)and HK$26,126,000 (US$3,372,000) for Fiscal Year 1997 and the nine-month period ended September 30, 1998, primarily as a result of expenditures for property, plant and equipment. Net cash provided by financing activities was HK$22,848,000 (US$2,948,000) for Fiscal Year 1997 whilst net cash used in financing activites was HK$5,510,000 (US$711,000) for the nine-month period ended September 30, 1998 mainly due to repayment of loans.

        The Company obtained a term loan in the amount of HK$1,000,000 (US$129,000) at an interest rate of 10.5% per annum from Shanghai Commercial Bank Limited in Fiscal Year 1996 in connection with payment of rental deposits for the new Causeway Bay center (relocation of an existing center). This loan is secured by leasehold property in Hong Kong owned by relatives of Mr. Luk and is repayable in one lump sum on November 6, 1997. No consideration has been paid by the Company for such security. As of September 30, 1998, the outstanding principal amount of this loan was HK$1,000,000 (US$129,000). The Company has negotiated with the bank to replace the loan with a new loan which is to be repaid by sixty (60) equal monthly installment payments commencing November, 1997.

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

        The Company has revolving lines of credit with four banks - The Kwangtung Provincial Bank (at an interest rate of 10.75%), Dao Heng Bank (at an interest rate of 10.75%), Shanghai Commercial Bank Limited (at interest rates of 11.5% and 12.25%) and Hongkong and Shanghai Banking Corporation Limited (at an interest rate of 11%). As of September 30, 1998, the Company fully utilized these revolving lines of credit. The Company draws down from the lines of credit primarily for general working capital purposes. The lines of credit contain covenants requiring the maintenance of minimum net worth.

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

        The Company's trade receivable balance at September 30, 1998, was HK$7,682,000 (US$991,000). The Company has never experienced any significant problems with collection of accounts receivable from its customers.

         Capital expenditure for Fiscal Year 1997 and the nine-month period ended September 30, 1998, were HK$61,629,000 (US$7,952,000)and HK$26,842,000
(US$3,464,000) respectively. The Company believes that cash flow generated from its operations and its existing credit facilities should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months.

        YEAR 2000 DISCLOSURE

        The Company is undergoing a system redevelopment project to improve the efficiency of the system with respect to changing its computer programs to properly identify a year in the year field. The cost of such new system is estimated to be HK$800,000 (US$103,000) and the implementation time is expected to be by mid-1999 or earlier. The Company has already obtained an estimate of the cost from the software service company, and in the opinion of the Management such cost can be controlled as proposed. The Company expects to incurr the following maintenance charges for the new system:

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

             The Company did not file reports on FORM 8-K during the quarter ending September 30, 1998.

                                SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    PHYSICAL SPA & FITNESS, INC.
                                    (Registrant)

Date: July 1, 1999                  /S/ Ngai Keung Luk
                                    ----------------------------------
                                    Ngai Keung Luk, Chairman and
                                    Chief Executive Officer

Date: July 1, 1999                  /S/ Robert Chui
                                    ----------------------------------
                                    Robert Chui,
                                    Chief Financial Officer