Form 10QSB
period 1999-03-31
PHYSICAL SPA & FITNESS INC
filed 1999-07-06
CIK 1048055

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999.

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

                              (011) (852) 2572-8888
                           (Issuer's telephone number)

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

     Consolidated Statements of Operations
     for the three months ended March
     31, 1999 and 1998 (Unaudited)

     Consolidated Balance Sheets at March 31, 1999 and December 31,1998 (Unaudited)

     Consolidated Statements of Cash Flows
     for the three months ended March 31, 1999 and 1998 (Unaudited)

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


                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
           FOR THE THREE MONTHS FROM JANUARY 1, 1998 TO MARCH 31, 1998
                     AND JANUARY 1, 1999 TO MARCH 31, 1999

                                               (Amounts in thousands)
                                         Three Months
                                             Ended
                                           March 31,     Three Months Ended
                                             1998          March 31, 1999
                                         -------------   --------------------
                                                HK$       HK$        US$
                                            (Unaudited)(Unaudited)(Unaudited)
Operating Revenues
Fitness service                                27,893      36,915     4,763
Beauty treatments                              13,633      17,099     2,206
Others                                             27           5         1
                                             ---------   --------- ---------

Total operating revenues                       41,553      54,019     6,970
                                             ---------   --------- ---------

Operating Expenses
Salaries and commissions                       12,416      12,849     1,658
Rent and related expenses                       9,164      12,527     1,616
Depreciation                                    5,923       6,902       891
Other selling and administrative expenses       9,468      15,323     1,977
                                             ---------   --------- ---------

Total operating expenses                       36,971      47,601     6,142
                                             ---------   --------- ---------

Income from operations                          4,582       6,418       828
                                             ---------   --------- ---------

Non-operating (income) expenses

Other (income), net                              (238)        (53)       (7)
Interest expenses                               1,131         735        94
                                             ---------   --------- ---------

Total non-operating (income) expenses             893         682        87
                                             ---------   --------- ---------

Income before income taxes and
minority interests                              3,689       5,736       741

Provision for income taxes                      1,063         997       130
                                             ---------   --------- ---------

Income before minority interests                2,626       4,739       611

Minority interests                                252         266        34
                                             ---------   --------- ---------

Net income                                      2,374       4,473       577
                                             =========   ========= =========

Earnings per common share                        0.24        0.45      0.06
                                             =========   ========= =========

Number of shares outstanding (in thousands)    10,000      10,000    10,000
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


                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                      AUDITED CONSOLIDATED BALANCE SHEETS
                      -----------------------------------
                             AS OF DECEMBER 31, 1998
                                       AND
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                              AS OF MARCH 31, 1999

         (Amounts in thousands, except number of shares and share data)

                                                 December 31,
                                                     1998               March 31, 1999
                                                --------------      ----------------------
                                                     HK$                HK$        US$
  ASSETS                                                            (Unaudited)(Unaudited)
  ------                                                            ----------------------

CURRENT ASSETS
Cash and cash equivalents                               1,721           5,872        758
Trade receivables                                       7,364           7,267        938
Rental and utility deposits                             9,829           9,895      1,277
Prepayments to vendors and suppliers and
   other current assets                                 5,232           4,550        585
Inventories                                             2,504           2,494        322
Due from related companies                              8,413           9,579      1,236
Due from a shareholder - current portion                4,404           4,937        637
                                                    ----------      ---------- ----------
TOTAL CURRENT ASSETS                                   39,467          44,594      5,753
                                                    ----------      ---------- ----------

Due from a shareholder - non-current portion                -               -          -
Prepayments for construction-in-progress                6,614          11,836      1,527
Property, plant and equipment, net                    127,774         122,290     15,779
                                                    ----------      ---------- ----------

TOTAL ASSETS                                          173,855         178,720     23,059
                                                    ==========      ========== ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
Short-term bank loans                                   6,232           6,196        799
Long-term bank loans - current portion                  4,327           4,156        536
Accounts payable and accrued expenses                  21,362          21,059      2,717
Obligations under finance leases- current portion       4,924           4,257        549
Deferred income                                        30,098          32,933      4,249
Deferred liabilities                                    4,269           4,083        527
Loans from third parties                                    -               -          -
Income taxes payable                                    4,066           3,594        464
Taxes other than income                                 8,952           8,961      1,156
                                                    ----------      ---------- ----------

TOTAL CURRENT LIABILITIES                              84,230          85,239     10,997
                                                    ----------      ---------- ----------

Long-term bank loans                                    6,519           6,234        804
Long-term loans from third parties                          -               -          -
Loans from minority shareholders of subsidiaries        4,200           4,200        542
Obligations under finance leases - non current
 portion                                                4,215           3,626        468
Deferred taxation                                       4,712           4,712        608
Minority interests                                      7,835           8,100      1,045

SHAREHOLDERS' EQUITY:

Common stock, par value US$ 0.001 each, 100
million shares authorized; 10 million
shares outstanding                                         78              78         10
Cumulative translation adjustment                         116             108         14
Retained earnings                                      61,950          66,423      8,571
                                                    ----------      ---------- ----------

TOTAL SHAREHOLDERS' EQUITY                             62,144          66,609      8,595
                                                    ----------      ---------- ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            173,855         178,720     23,059
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


                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
           FOR THE THREE MONTHS FROM JANUARY 1, 1998 TO MARCH 31, 1998
                     AND JANUARY 1, 1999 TO MARCH 31, 1999

                                                             (Amounts in thousands)
                                                       Three Months
                                                           Ended
                                                         March 31,   Three Months Ended
                                                           1998        March 31, 1999
                                                        ----------- ---------------------
                                                           HK$         HK$         US$
CASH FLOWS FROM OPERATING ACTIVITIES:                   (Unaudited) (Unaudited) (Unaudited)

Net income                                                   2,374      4,473        577

Adjustments to reconcile net income to net cash
  provided by operating activities:
Minority interests                                             252        266         34
Depreciation                                                 5,923      6,902        891
Loss on disposal of fixed assets                               122         18          2

(Increase) Decrease in assets:
Trade receivables                                            2,892         97         12
Deposits, prepayments and other current assets                 202        616         79
Inventories                                                    (42)        10          2
Due from related companies                                  (1,938)    (1,166)      (150)

Increase (Decrease) in liabilities:
Accounts payable and accrued expenses                        2,837       (303)       (39)
Deferred income                                             (3,587)     2,835        365
Deferred liabilities                                          (186)      (186)       (24)
Income taxes payable                                           204       (472)       (61)
Taxes other than income                                         22          9          1
Deferred taxation                                                -          -          -
                                                         ---------- ---------- ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                    9,075     13,099      1,689
                                                         ---------- ---------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayments for construction-in-progress                         -     (5,223)      (674)
Acquisition of property, plant and equipment                (6,961)    (1,837)      (236)
Sales proceeds from disposal of property,
  plant and equipment                                            -        401         52
                                                         ---------- ---------- ----------

NET CASH USED IN INVESTING ACTIVITIES                       (6,961)    (6,659)      (858)
                                                         ---------- ---------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES
(Settlement) Proceeds of short-term bank loans                (279)       (36)        (5)
Decrease (Increase) in due from a shareholder               10,652       (533)       (69)
Payment of dividends to a shareholders                           -          -          -
Payment of dividend to minority shareholders                     -          -          -
Proceeds from long-term bank loans                           4,000          -          -
Repayment of long-term bank loans                           (5,413)      (456)       (59)
Proceeds from (Settlement of) long-term
  loans from third parties                                  (6,649)         -          -
Assumption of finance lease obligations                          -          -          -
Capital element of finance lease rental payments (1,138)    (1,256)      (161)
Capital contribution of the Chinese joint
  venture partner into a joint venture                           -          -          -
Repayment of loans from minority
  shareholders of subsidiaries                                (960)         -          -
                                                         ---------- ---------- ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      213     (2,281)      (294)
                                                         ---------- ---------- ----------


                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES


                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
           FOR THE THREE MONTHS FROM JANUARY 1, 1998 TO MARCH 31, 1998
                     AND JANUARY 1, 1999 TO MARCH 31, 1999

                                                             (Amounts in thousands)

                                                       Three Months
                                                           Ended
                                                         March 31,   Three Months Ended
                                                           1998        March 31, 1999
                                                        ----------- ---------------------
                                                           HK$         HK$         US$
                                                        (Unaudited) (Unaudited) (Unaudited)

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                               2,327      4,159        537

Cash and cash equivalents, at beginning of
    year                                                     1,954      1,721        222

Cumulative translation adjustments                              (6)        (8)        (1)

Cash and cash equivalents, at end of year                    4,275      5,872        758
                                                        =========== ========== ==========


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

                                        Date of                    Equity interest
                                      acquisition/    Place of       owned by the
          Name of Company              formation    incorporation      Company        Principal activities
------------------------------------ ----------------------------- ----------------- ------------------------
                                                                   Direct   Indirect
                                                                   ------   --------

Physical Beauty & Fitness Holdings   March 8, 1996       BVI        100%       -        Investment holding
Limited ("Physical Holdings")

Physical Health Centre Hong Kong     March 2, 1990    Hong Kong     91.4%      -        Operating 5 Fitness
Limited ("Physical HK")                                                                 Centres in Hong Kong

Regent Town Holdings Limited         September 20,       BVI        92.5%      -        Investment holding
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
   Physical)                                                                            not yet open


1.       ORGANIZATION AND PRINCIPAL ACTIVITIES  (Cont'd)
         -------------------------------------


                                        Date of                    Equity interest
                                      acquisition/    Place of       owned by the
          Name of Company              formation    incorporation      Company        Principal activities
------------------------------------ ----------------------------- ----------------- ------------------------
                                                                   Direct   Indirect
                                                                   ------   --------


Ever Growth Limited ("Ever Growth")  September 29,    Hong Kong     100%      -        Property holding
                                          1994

Proline Holdings Limited ("Proline") September 28,       BVI          -      92.5%     Investment holding
(wholly owned by Regent)                  1994

Shanghai Physical Ladies' Club       September 28,    Hong Kong       -      92.5%     Investment holding
Company Limited ("Shanghai                1994
Physical") (wholly owned by
Proline)

Shanghai Physical Ladies' Club       September 28,     The PRC        -      92.5%     Operating two
Co., Ltd. (owned by Shanghai              1994                                         Fitness Centres in
Physical)                                                                              Shanghai, the PRC


Mighty System Limited ("Mighty")     December 15,        BVI        100%      -        Provision of marketing services
                                          1994                                         for cosmetics sales

Jade Regal Holdings Limited ("Jade   March 15, 1996      BVI        100%      -        Investment holding
Regal")

Physical Health Centre (Dalian)      March 15, 1996   Hong Kong       -      100%      Investment holding
Limited ("Dalian Physical")
(wholly owned by Jade Regal)

Dalian Physical Ladies' Club Co.,    March 15, 1996    The PRC        -      90%       Operating a
Ltd. (90% owned by Dalian Physical)                                                    Fitness Centre in
                                                                                       Dalian, the PRC

Star Perfection Holdings Limited     April 15, 1996      BVI        100%      -        Investment holding
("Star Perfection")

Physical Health Centre (Shenzhen)
Limited ("Shenzhen Physical")
(wholly-owned by Star Perfection)    April 15, 1996   Hong Kong       -      100%      Investment holding

Shenzhen Physical Ladies' Club Co.   August 16,        The PRC        -      90%       Fitness Centre in
Ltd. (owned by "Shenzhen Physical")     1996                                           Shenzhen, the PRC
                                                                                       not yet open

Physical Health Centre (Macau)       March 21, 1997   Hong Kong     100%      -        Investment  holding
Limited ("Macau Physical")

                                                                                       Operating a
Physical Health  Centre (Tsuen       September 8,     Hong Kong     100%      -        Fitness Centre in
Wan) Limited (Tsuen Wan Physical)        1997                                          Hong Kong


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

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES  (Cont'd)
         -------------------------------------

The Group operates Fitness Centres in the PRC through some of its Operating Subsidiaries which are Sino-foreign joint ventures established in the PRC. Detailed information in connection with these joint ventures is as follows:


                                                                Term
                                        Type of     Interest    of the
   Name of the Joint                    joint       owned by    joint     Registered
        Venture            Location      venture    the Group   venture     capital     Profit sharing arrangement
------------------------  ------------  ----------  ----------  --------  ------------  ---------------------------

Shanghai Physical         Huangpu       Co-operative  92.5%    10 years   Originally    None. Joint venturer
Ladies' Club Co., Ltd.    and                                             US$1,000      receives rent for
("Shanghai JV")           Hongqiao,                                       in cash       locations and will
                          Shanghai                                        and           receive equipment when
                                                                          increased     the Joint venture is
                                                                          to            dissolved.
                                                                          US$2,000
                                                                          in cash in
                                                                          1995

Dalian Physical           Dalian        Equity         90%     12 years   Originally    Pro-rata to equity
Ladies' Club Co., Ltd.                                                    Rmb10,000     interests
("Dalian JV")                                                             in cash
                                                                          and
                                                                          changed
                                                                          to
                                                                          Rmb1,000
                                                                          in cash
                                                                          and
                                                                          Rmb9,000
                                                                          in form of
                                                                          fixed
                                                                          assets and
                                                                          renovation
                                                                          materials
                                                                          in 1996

Shenzhen Physical         Shenzhen      Co-operative   90%     10 years   HK$4,600      Pro-rata to equity
Ladies' Club Co. Ltd.                                                     in  form      interests
("Shenzhen JV")                                                           of cash
                                                                          and fixed
                                                                          assets

Zhongshan Physical        Zhongshan     Co-operative   95%     10 years   US$500 in     Pro-rata to equity
Ladies' Club Co. Ltd.                                                     form of       interests
("Zhongshan JV")                                                          cash and
                                                                          fixed
                                                                          assets


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

e.       Foreign Currency Translation
         ----------------------------

         The Company and its subsidiaries maintain their accounting books and records in Hong Kong Dollars HK$, except for the PRC Joint Ventures which maintain their accounting books and records in Renminbi. Foreign currency transactions during the year are translated in HK$ at rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in foreign currencies at year end are translated at the rates of exchange prevailing at the balance sheet date. Non-monetary asets and liabilities are translated at the rates of exchange prevailing at the time the asset or liabilty ws acquired. Exchange gains or losses are recorded in the consolidated statements of income.

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

As of December 31, 1998, the Group had various banking facilities available from financial institutions. These facilities were secured by:

(i)    leasehold property in Hong Kong owned by Evergrowth;

(ii) leasehold property in Hong Kong owned by relatives of the Principal Shareholders;

(iii)  leasehold property in Hong Kong owned by a related company; and

(iv)   personal guarantees from the Principal Shareholders and their relatives;
       and

6.       PROVISION FOR INCOME TAXES
         --------------------------

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

7.       DISTRIBUTION OF PROFIT
         ----------------------

In the opinion of management, any undistributed earnings of Physical Holdings and the Operating Subsidiaries will be reinvested indefinitely.


8.       STOCK OPTION PLAN
         -----------------

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


Overview of Company's Business:

         The Company, through its predecessor companies and its subsidiaries, has been an established commercial operator of fitness and spa centers in Hong Kong and China since 1986. The Company currently operates eleven facilities: six in Hong Kong and three in China. Management believes that the Company is one of the top providers of fitness facilities and spa and beauty treatment services in Hong Kong and China, with approximately 55,000 members.
The Company offers to its customers, at each location, access to a wide range of U.S.- styled fitness and spa services.

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

        The Company derives its revenues from two main lines of business: fitness and spa services. The revenues derived from fitness services steadily increased from HK$82,311,000 (US$10,621,000) in the fiscal year ended December 31, 1997 to HK$139,829 (US$18,042,000)in the fiscal year ended December 31, 1998. The revenue from beauty treatment increased slightly from HK$66,496,000 (US$8,580,000) in the fiscal year ended December 31, 1997 to HK$70,317,000 (US$9,073,000) in fiscal year 1998.

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


RESULTS OF OPERATIONS


                                                            Years Ended                        Three Months Ended
                                                            December 31,                           March 31
                                                1996           1997            1998           1998           1999
                                                ----           ----            ----           ----           ----


Operating Revenues                             100.00%         100.00%        100.00%        100.00%        100.00%

Total operating expenses                        71.52%          80.37%         89.69%         88.97%         88.12%

Operating income                                28.48%          19.62%         10.31%         11.03%         11.88%

Income before income taxes and minority
interests                                       28.52%          18.31%          8.74%          8.88%         10.62%

Provision for income and deferred taxes          7.55%           4.68%        (0.05%)          2.56%          1.85%

Minority interests                               1.99%           1.23%          0.54%          0.61%          0.49%

Net income                                      18.98%          12.40%          8.25%          5.71%          8.28%
                                              ========        ========       ========       ========       ========


THREE MONTHS ENDED MARCH 31, 1999 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED).
----------------------------------------------------------------------------

         OPERATING REVENUES. The Company's operating revenues enjoyed strong growth in the first three months of 1999 as compared to the first three months of 1998. Operating revenues for the first three months of 1999 totaled HK$54,019,000 (US$6,970,000) compared to HK$41,553,000 (US$5,362,000) in the first three months of 1998, representing an increase of 30%. Operating revenues derived by the Company's fitness services increased 32% to HK$36,915,000 (US$4,763,000) compared to HK$27,893,000 (US$3,599,000) in the first three months of 1998. Fitness revenues as a percentage of total revenues were 68% in the first three months of 1999 as compared to 67% in the first three months of 1998.

         Operating revenues from the Company's beauty treatment business totaled HK$17,099,000 (US$2,206,000) compared to HK$13,633,000 (US$1,759,000) in the first three months of 1999, representing an increase of 25%. Beauty treatment revenues as a percentage of total revenues were 32% in the first three months of 1999 as compared to 33% in the first three months of 1998.

         OPERATING EXPENSES. The Company's operating expenses for the first three months of 1999 totaled HK$47,601,000 (US$6,142,000) compared to HK$36,971,000 (US$4,771,000) in the first three months of 1998, representing an increase of 29%. Total operating expenses, after taking into account all corporate expenses, were 88% of total operating revenue as compared to 89% of last year. This reflects the additional costs incurred by the Company in following its business expansion plan. The increase in operating expenses was primarily due to additional marketing, administrative and salary costs as a result of increased revenues and additional costs incurred by the new branch which opened in July 1998.

         TOTAL NON-OPERATING EXPENSES (INCOME). Total non-operating expenses (income) for the first three months of 1999 totaled a net expense of HK$682,000 (US$87,000) compared to a net expense of HK$893,000 (US$115,000) in the first three months of 1998, representing a decrease of 24%.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the first three months of 1998 totaled HK$997,000 (US$130,000) compared to HK$1,063,000 (US$137,000) in the first three months of 1998, representing a decrease of 6%. The effective tax rate of operating income was 17% as compared to 29% of last year. The decrease in the effective tax rate of operating income was due to the increasing contribution from Hong Kong operations at the income tax rate of 16% compared with the tax rate of 33% for China operations.

         NET INCOME. The Company's net income for the first three months of 1999 totaled HK$4,473,000 (US$577,000) compared to HK$2,374,000 (US$306,000) for the first three months of 1998, representing an increase of 88%. The net income margin in the first three months of 1999 was 8% compared to 6% in the first three months of 1998, representing an increase of 33%. This reflects the additional contribution from the new branch.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, long term loans from third parties and minority shareholders of subsidiaries, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions.

         Cash and cash equivalent balances for the respective periods ended March 31, 1999 and December 31, 1998 were HK$5,872,000 (US$758,000) and
HK$1,721,000 (US$222,000), while total indebtedness at June 30, 1998 was HK$28,669,000 (US$3,698,000) and HK$30,417,000 (US$3,924,000) at December 31,
1998.

         Net cash provided by operating activities were HK$47,075,000 (US$6,074,000) and 13,099,000 (US$1,689,000) for Fiscal Year 1998, and the
three-month period ended March 31, 1999, respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$37,700,000 (US$4,864,000) and HK$6,659,000 (US$858,000) for Fiscal Year 1998 and the three-month period ended March 31, 1999, primarily as a result of expenditures for property, plant and equipment. Net cash used in financing activities, which mainly include proceeds from bank loans, net interest and repayment, were HK$9,593,000 (US$1,238,000) and HK$2,281,000 (US$294,000) in Fiscal Year 1998 and the three-month period ended March 31, 1999, respectively.

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

         The Company has revolving lines of credit with three banks - The Kwangtung Provincial Bank, Dao Heng Bank, and Shanghai Commercial Bank Limited. As of March 31, 1999, the Company has fully utilized these lines of credit. The Company draws down from the lines of credit primarily for general working capital purposes. The lines of credit contain covenants requiring the maintenance of minimum net worth.

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

         The Company's trade receivable balance at March 31, 1999, was HK$7,267,000 (US$938,000). The Company has never experienced any significant problems with collection of accounts receivable from its customers.

         Capital expenditure for 1998, and the three-month period ended March 31, 1999, were HK$38,416,000 (US$4,956,000) and HK$7,060,000 (US$910,000)
respectively. The Company believes that cash flow generated from its operations and its existing credit facilities should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months.

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

         The Company underwent a system redevelopment project to improve the efficiency of the system with respect to changing its computer programs to properly identify a year in the year field. The new system which is year 2000 compliant was implemented by July 1, 1999.

PART II - OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS

             NONE

ITEM 2   -   CHANGES IN SECURITIES

             NONE

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES

             NONE

ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS

             NONE

ITEM 5   -   OTHER INFORMATION

             NONE

ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K

             The Company did not file reports on FORM 8-K during the quarter ending March 31, 1999.

                                SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    PHYSICAL SPA & FITNESS, INC.
                                    (Registrant)

Date: July 6, 1999                     /S/Ngai Keung Luk
                                    ----------------------------------
                                    Ngai Keung Luk,
                                          Chairman and Chief Executive Officer

Date: July 6, 1999                     /S/ Robert Chui
                                    ----------------------------------
                                    Robert Chui,
                                    Chief Financial Officer