Form 10KSB/A
period 1998-12-31
PHYSICAL SPA & FITNESS INC
filed 1999-07-23
CIK 1048055

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

                    AUDITED CONSOLIDATED STATEMENTS OF INCOME
                 CASH FLOWS AND CHANGES IN SHAREHOLDER'S EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                         TOGETHER WITH AUDITORS' REPORT

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                       AUDITED CONSOLIDATED STATEMENTS OF
                       ----------------------------------
                         CHANGES IN SHAREHOLDERS' EQUITY
                         -------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
              ----------------------------------------------------

                 (Amounts in thousands, except number of shares)



                                                                          Cumulative
                                                             Retained    Translations
                               Common Stock  Common Stock    Earnings     Adjustments      TOTAL
                               ------------  ------------  ------------  ------------  ------------
                                  Number          HK$           HK$           HK$           HK$
BALANCE AT
JANUARY 1, 1996                 10,000,000            78         5,031           (37)        5,072

Net income                               -             -        21,111             -        21,111
Translation adjustment                   -             -             -           109           109
                               ------------  ------------  ------------  ------------  ------------

BALANCE AT
DECEMBER 31, 1996               10,000,000            78        26,142            72        26,292

Net income                               -             -        18,466             -        18,466
Translation adjustment                   -             -             -            59            59
                               ------------  ------------  ------------  ------------  ------------


BALANCE AT
DECEMBER 31, 1997               10,000,000            78        44,608           131        44,817

Net income                               -             -        17,342             -        17,342
Translation adjustment                   -             -             -           (15)          (15)
                               ------------  ------------  ------------  ------------  ------------


BALANCE AT
DECEMBER 31, 1998               10,000,000            78        61,950           116        62,144
                               ============  ============  ============  ============  ============

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 21, 1999.


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


/s/ Ngai Keung Luk          Chairman and Chief Executive Officer   Date: 7/21/99
------------------------    (principal executive officer)
    Ngai Keung Luk


/s/ Jill Bodnar             President and Director                 Date: 7/21/99
------------------------    (principal executive officer)
    Jill Bodnar


/s/ Robert Chui             Chief Financial Officer and Director   Date: 7/21/99
------------------------    (Principal accounting and financial
    Robert Chui             officer)


/s/ Darrie Lam              Executive Vice President, Secretary    Date: 7/21/99
------------------------    and Director
    Darrie Lam


/s/ Yuk Wah Ho              Executive Vice President and Director  Date: 7/21/99
------------------------
    Yuk Wah Ho


/s/ Yat Ming Lam            Director                               Date: 7/21/99
------------------------
    Yat Ming Lam


/s/ Allan Wah Chung Li      Director                               Date: 7/21/99
------------------------
    Allan Wah Chung Li