Form 10QSB
period 1999-06-30
PHYSICAL SPA & FITNESS INC
filed 1999-08-16
CIK 1048055

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999.

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

Transitional Small Business Disclosure Format (check one) :
                              Yes          No   X
                                  ----        ----

                               TABLE OF CONTENTS



PART I  -  FINANCIAL INFORMATION                                    PAGE
                                                                    ----
   ITEM 1   -   FINANCIAL STATEMENTS

     Consolidated Statements of Operations
     for the six months ended June
     31, 1999 and 1998 (Unaudited)                                    3

     Consolidated Balance Sheets at June 30, 1999
     and December 31,1998 (Unaudited)                                 4

     Consolidated Statements of Cash Flows
     for the six months ended June 30, 1999
     and 1998 (Unaudited)                                             5

     Notes to Consolidated Financial Statements                       7

   ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OR PLAN OF OPERATION                                  14


PART II  -   OTHER INFORMATION

   ITEM 1   -   LEGAL PROCEEDINGS                                     18

   ITEM 2   -   CHANGE IN SECURITIES                                  18

   ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES                       18

   ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE
                OF SECURITY HOLDERS                                   18

   ITEM 5   -   OTHER INFORMATION                                     18

   ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K                      18


                 PHYSICAL SPA & FITNESS, INC., AND SUBSIDIARIES
                 ----------------------------------------------
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
             -------------------------------------------------------
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999
      (Amounts in thousands, except number of shares and per share data)

                                            Three months ended June 30             Six months ended June 30
                                           1998        1999       1999           1998        1999         1999
                                        ----------  ----------  ----------    ----------  ----------  ----------
                                           HK$         HK$         US$            HK$         HK$         US$

Operating Revenues
Fitness service                            34,751      42,482       5,469        62,644      79,397       10,232
Beauty treatments                          16,061      18,856       2,427        29,694      35,955        4,633
Others                                         16          10           1            43          15            2
                                        ----------  ----------  ----------    ----------  ----------  ----------

Total operating revenues                   50,828      61,348       7,897        92,381     115,367       14,867
                                        ----------  ----------  ----------    ----------  ----------  ----------

Operating Expenses
Salaries and commissions                   13,275      20,434       2,631        25,691      33,283        4,290
Rent and related expenses                  10,458      14,364       1,849        19,622      26,891        3,465
Depreciation                                5,691       7,875       1,013        11,614      14,777        1,904
Other selling and administrative
expenses                                   13,064       9,457       1,216        22,532      24,780        3,193
                                        ----------  ----------  ----------    ----------  ----------  ----------

Total operating expenses                   42,488      52,130       6,709        79,459      99,731       12,852
                                        ----------  ----------  ----------    ----------  ----------  ----------

Income from operations                      8,340       9,218       1,188        12,922      15,636        2,015
                                        ----------  ----------  ----------    ----------  ----------  ----------

Non-operating (income) expenses

Other (income), net                          (220)       (180)        (23)         (458)       (233)         (30)
Interest expenses                             913         847         109         2,044       1,582          204
                                        ----------  ----------  ----------    ----------  ----------  ----------


Total non-operating (income) expenses         693         667          86         1,586       1,349          174
                                        ----------  ----------  ----------    ----------  ----------  ----------

Income before income taxes and
minority interests                          7,647       8,551       1,100        11,336      14,287        1,841

Provision for income taxes                  1,337       2,297         294         2,400       3,294          425
                                        ----------  ----------  ----------    ----------  ----------  ----------

Income before minority interests            6,310       6,254         806         8,936      10,993        1,416

Minority interests                             81         457          59           333         723           93
                                        ----------  ----------  ----------    ----------  ----------  ----------

Net income                                  6,229       5,797         747         8,603      10,270        1,323
                                        ==========  ==========  ==========    ==========  ==========  ==========

Earnings per common share                    0.62        0.58        0.07          0.86        1.03         0.13
                                        ==========  ==========  ==========    ==========  ==========  ==========

Number of shares outstanding (in
thousands)                                 10,000      10,000      10,000        10,000      10,000       10,000
                                        ==========  ==========  ==========    ==========  ==========  ==========

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate quoted by Hong Kong Bank on June 30, 1999 of US$1.00 = HK$7.76. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 1999 or at any other certain rate.


                 PHYSICAL SPA & FITNESS, INC., AND SUBSIDIARIES
                 ----------------------------------------------
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                -------------------------------------------------
                       DECEMBER 31, 1998 and June 30, 1999
       (Amounts in thousands, except number of shares and per share data)
                                                     December 31,
                                                         1998            June 30, 1999
                                                     --------------   ---------------------
                                                         HK$              HK$        US$
  ASSETS                                                             (Unaudited)(Unaudited)
Current assets
Cash and cash equivalents                                   1,721        7,228        931
Trade receivables                                           7,364        7,430        957
Rental and utility deposits                                 9,829        9,974      1,285
Prepayments to vendors and suppliers and other
current assets                                              5,232        8,420      1,085
Inventories                                                 2,504        2,495        322
Due from related companies                                  8,413        8,693      1,120
Due from a shareholder - current portion                    4,404        4,043        521
                                                        ----------   ---------- ----------
Total current assets                                       39,467       48,283      6,221
                                                        ----------   ---------- ----------

Due from a shareholder - non-current portion                -            -          -
Prepayments for construction-in-progress                    6,614       21,165      2,727
Property, plant and equipment, net                        127,774      116,296     14,987
                                                        ----------   ---------- ----------

Total assets                                              173,855      185,744     23,935
                                                        ==========   ========== ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Short-term bank loans                                       6,232        4,585        591
Long-term bank loans - current portion                      4,327        6,958        897
Accounts payable and accrued expenses                      21,362       14,770      1,903
Loans from third parties                                        -            -          -
Obligations under finance leases- current portion           4,924        3,951        509
Deferred income                                            30,098       31,438      4,051
Deferred liabilities                                        4,269        9,897      1,275
Income taxes payable                                        4,066        6,040        778
Taxes other than income                                     8,952        8,930      1,151
                                                        ----------   ---------- ----------

Total current liabilities                                  84,230       86,569     11,155
                                                        ----------   ---------- ----------

Long-term bank loans                                        6,519        6,530        841
Long-term loans from third parties                              -            -          -
Loans from minority shareholders of subsidiaries            4,200        4,200        541
Obligations under finance leases - non current portion      4,215        3,269        421
Deferred taxation                                           4,712        4,712        607
Minority interests                                          7,835        7,723        995

Shareholders' equity:

Common stock, par value US$ 0.001 each, 100
million shares authorized; 10 million shares
outstanding                                                    78           78         10
Cumulative translation adjustment                             116         (358)       (45)
Retained earnings                                          61,950       73,021      9,410
                                                        ----------   ---------- ----------
Total shareholders' equity                                 62,144       72,741      9,375
                                                        ----------   ---------- ----------

Total liabilities and shareholders' equity                173,855      185,744     23,935
                                                        ==========   ========== ==========


Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate quoted by Hong Kong Bank on June 30, 1999 of US$1.00 = HK$7.76. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 1999 or at any other certain rate.

                 PHYSICAL SPA & FITNESS, INC., AND SUBSIDIARIES
                 ----------------------------------------------
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
           -----------------------------------------------------------
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                             (Amounts in thousands)
                                                          1998            1999
                                                       ---------- ---------------------
                                                            HK$       HK$        US$
Cash flows from operating activities:

Net income                                                 8,603      10,270      1,323

Adjustments to reconcile net income to net
cash provided by operating activities:
Minority interests                                           333         723         93
Depreciation                                              11,614      14,777      1,904
Loss (Gain) on disposal of fixed assets                      129          71          9

(Increase) Decrease in assets:
Trade receivables                                          2,412         (66)        (9)
Deposits, prepayments and other current assets            (1,388)     (3,333)      (430)
Inventories                                                   (2)          9          2
Due from related companies                                (2,253)       (280)       (36)

Increase (Decrease) in liabilities:
Accounts payable and accrued expenses                      7,918      (6,592)      (849)
Deferred income                                           (6,050)      1,340        173
Deferred liabilities                                        (372)      5,628        725
Income taxes payable                                         (32)      1,974        254
Taxes other than income                                      305         (22)        (3)
Deferred taxation                                            -           -          -
                                                       ---------- ---------- ----------

Net cash provided by operating activities                 21,217      24,499      3,156
                                                       ---------- ---------- ----------

Cash flows from investing activities:
(Prepayments for construction-in-progress)
Transfer to fixed assets                                   9,160     (14,551)    (1,875)
Acquisition of property, plant and
equipment                                                (26,523)     (3,543)      (457)
Sales proceeds from disposal of  property,
plant and equipment                                            -         140         18
                                                       ---------- ---------- ----------

Net cash used in investing activities                    (17,363)    (17,954)    (2,314)
                                                       ---------- ---------- ----------

Cash flows from financing activities
(Settlement) Proceeds of short-term bank loans               351      (1,647)      (212)
Decrease (Increase) in due from a shareholder              8,612         361         47
Payment of dividends to a shareholders                         -          -           -
Payment of dividend to minority shareholders                   -          -           -
Proceeds from long-term bank loans                         4,000       3,800        490
Repayment of long-term bank loans                         (5,763)     (1,159)      (149)
Settlement of long-term loans from third parties          (6,649)          -          -
Assumption of finance lease obligations                      847         500         64
Capital element of finance lease rental payments          (2,311)     (2,419)      (312)
Capital contribution of the Chinese joint
venture partner into a joint venture                           -           -          -
Repayment of loans from minority
shareholders of subsidiaries                                (960)          -          -
                                                       ---------- ---------- ----------


Net cash provided by (used in) financing
activities                                                (1,873)      (564)       (72)
                                                       ---------- ---------- ----------
Net increase (decrease) in cash and cash
equivalents                                                1,981      5,981        770

Cash and cash equivalents, at beginning of
year                                                       1,954      1,721        222

Cumulative translation adjustments                            14       (474)       (61)
                                                       ---------- ---------- ----------

Cash and cash equivalents, at end of year                  3,949      7,228        931
                                                       ========== ========== ==========

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate quoted by Hong Kong Bank on June 30, 1999 of US$1.00 = HK$7.76. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 1999 or at any other certain rate.

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

Physical Health Centre (Macau)       March 21, 1997   Hong Kong     100%      -        Investment  holding
Limited ("Macau Physical")

                                                                                       Operating a
Physical Health  Centre (Tsuen       September 8,     Hong Kong     100%      -        Fitness Centre in
Wan) Limited ("Tsuen Wan Physical")      1997                                          Hong Kong

                                                                                       Operating a
Physical Health  Centre (TST)         December 1,     Hong Kong     100%      -        Fitness Centre in
Limited                                  1998                                          Hong Kong

Global Resources Limited              December 1,     Hong Kong     100%      -        Investment holding
                                         1998

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

i.       Deferred liabilities
         --------------------

         Deferred liabilities represent the benefit arose from the operating leases. The deferred liabilities are amortized within the lease term, and the amortization is recorded in the statement of income.


4.       SHORT-TERM BANK LOANS
         ---------------------
The short-term bank loans are secured and repayable within one year.


5.       LONG-TERM BANK LOANS
         --------------------

As of June 30, 1999, the Group had various banking facilities available from financial institutions. These facilities were secured by:

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

RESULTS OF OPERATIONS

        The Company's revenues are derived from its two main lines of business of fitness and spa services in three principal ways: sale of memberships to fitness facilities, monthly membership fees and the sale of beauty treatments . The sale of beauty products and exercise clothing also contributes an insignificant amount to the total revenues. In respect to fitness services, customers are invited to join as a member at a fee currently set at HK$1,000(US$129) for one person. A monthly subscription fee of HK$299 (US$39) is charged to each customer for the usage of the fitness center and spa area.

        In respect to beauty treatments, the customers may purchase single treatments, or in packages of ten or more treatments, with quantity discounts available. There is a wide range of beauty treatments available at prices ranging from HK$200 (US$26) to HK$3,000 (US$387).

        The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.


RESULTS OF OPERATIONS


                                                            Years Ended                        Six Months Ended
                                                            December 31,                           June 30
                                                1996           1997            1998           1998           1999
                                                ----           ----            ----           ----           ----


Operating Revenues                             100.00%         100.00%        100.00%        100.00%        100.00%

Total operating expenses                        71.52%          80.37%         89.69%         86.01%         86.45%

Operating income                                28.48%          19.62%         10.31%         13.99%         13.55%

Income before income taxes and minority
interests                                       28.52%          18.31%          8.74%         12.27%         12.38%

Provision for income and deferred taxes          7.55%           4.68%        (0.05%)          2.60%          2.86%

Minority interests                               1.99%           1.23%          0.54%          0.36%          0.63%

Net income                                      18.98%          12.40%          8.25%          9.31%          8.90%
                                              ========        ========       ========       ========       ========


SIX MONTHS ENDED JUNE 30, 1999 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED).
----------------------------------------------------------------------------

         OPERATING REVENUES. The Company's operating revenues enjoyed strong growth in the first six months of 1999 as compared to the first six months of 1998. Operating revenues for the first six months of 1999 totaled HK$115,367,000 (US$14,867,000) compared to HK$92,381,000 (US$11,905,000) in the first six months of 1998, representing an increase of 25%. Operating revenues derived by the Company's fitness services increased 27% to HK$79,397,000 (US$10,232,000) compared to HK$62,644,000 (US$8,073,000) in the first six months of 1998. Fitness revenues as a percentage of total revenues were 69% in the first six months of 1999 as compared to 68% in the first six months of 1998.

         Operating revenues from the Company's beauty treatment business totaled HK$35,955,000 (US$4,633,000) compared to HK$29,694,000 (US$3,827,000) in the first six months of 1999, representing an increase of 21%. Beauty treatment revenues as a percentage of total revenues were 31% in the first six months of 1999 as compared to 32% in the first six months of 1998.

         OPERATING EXPENSES. The Company's operating expenses for the first six months of 1999 totaled HK$99,731,000 (US$12,851,000) compared to HK$79,459,000
(US$10,240,000) in the first six months of 1998, representing an increase of 26%. The increase in operating expenses was primarily due to higher salaries and commissions as a result of increased revenues and additional costs incurred by the new center which opened in July 1998. Total operating expenses, after taking into account all corporate expenses, were 86% of total operating revenue, representing the same level of the first six months of 1998.

         TOTAL NON-OPERATING EXPENSES (INCOME). Total non-operating expenses (income) for the first six months of 1999 totaled a net expense of HK$1,349,000 (US$174,000) compared to a net expense of HK$1,586,000 (US$204,000) in the first six months of 1998, representing a decrease of 15% due to lower interest expenses incurred.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the first six months of 1999 totaled HK$3,294,000 (US$425,000) compared to HK$2,400,000 (US$309,000) in the first six months of 1998, representing an increase of 37%. The increase was mainly due to the increase in taxable income. The effective tax rate of operating income was 23% as compared to 21% of last year.

         NET INCOME. The Company's net income for the first six months of 1999 totaled HK$10,270,000 (US$1,323,000) compared to HK$8,603,000 (US$1,109,000) for the first six months of 1998, representing an increase of 19%. The net income margin in the first six months of 1999 was 9%, same as last year.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, long term loans from minority shareholders of subsidiaries, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions.

         Cash and cash equivalent balances for the respective periods ended June 30, 1999 and December 31, 1998 were HK$7,228,000 (US$931,000) and HK$1,721,000
(US$222,000), while total indebtedness at June 30, 1999 was HK$29,493,000 (US$3,800,000) and HK$30,417,000 (US$3,920,000) at December 31,
1998.

         Net cash provided by operating activities were HK$47,075,000 (US$6,066,000) and 24,499,000 (US$3,156,000) for Fiscal Year 1998, and the
six-month period ended June 30, 1999, respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$37,700,000 (US$4,858,000) and HK$17,954,000 (US$2,314,000) for Fiscal Year 1998 and the six-month period ended June 30, 1999, primarily as a result of expenditures for property, plant and equipment. Net cash used in financing activities, which mainly include proceeds from bank loans, net interest and repayment, were HK$9,593,000 (US$1,236,000) and HK$564,000 (US$72,000) in Fiscal Year 1998 and the six-month period ended June 30, 1999, respectively.

         In November 1997, the Company entered into a banking facility arrangement with Shanghai Commercial Bank Limited. The Company replaced a term loan of HK$1,000,000 (US$129,000) with a new loan of the same amount repayable by sixty (60) equal monthly installment payments commencing November, 1997. The Company also obtained a new term loan in the amount of HK$2,500,000(US$322,000) repayable in one lump sum on November 3, 1999. The loans are collectively secured by leasehold property in Hong Kong owned by relatives of Mr. Luk. No consideration has been paid by the Company for such security.

         In March 1999, the Company obtained a new loan from Shanghai Commercial Bank Limited in the amount of HK$2,800,000 (US$361,000) for securing a bank guarantee on the rental deposit in favor of the landlord of the new premises in Hong Kong. The loan is halfly repayable by twelve (12) equal monthly installments and halfly repayable in one lump sum on May 24, 2000. The loan is secured by a fixed deposit in the amount of HK$2,800,000 (US$361,000) pledged by the Company.

         In March, 1997 the Company entered into a capital lease agreement with the Hongkong and Shanghai Banking Corporation Limited for the purchase of exercise equipment in the amount of HK$7,432,320 (US$958,000)for the centers in Hong Kong. The lease is repayable in sixty (60) monthly installments, commencing April, 1997. In May, 1997 the Company entered into a capital lease agreement with East Asia Finance Company, Limited for the purchase of exercise equipment in the amount of HK$7,742,000 (US$998,000) for the Hong Kong centers. The lease is repayable in thirty (30) monthly installments, commencing May, 1997.

         The Company has revolving lines of credit with three banks - The Kwangtung Provincial Bank, Dao Heng Bank, and Shanghai Commercial Bank Limited. As of June 30, 1999, the Company has utilized HK$4,585,000 (US$591,000) of these lines of credit. The Company draws down from the lines of credit primarily for general working capital purposes. The lines of credit contain covenants requiring the maintenance of minimum net worth.

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

         The Company's trade receivable balance at June 30, 1999, was HK$7,430,000 (US$957,000). The Company has never experienced any significant problems with collection of accounts receivable from its customers.

         Capital expenditure for fiscal year 1998, and the six-month period ended June 30, 1999, were HK$38,416,000 (US$4,951,000) and HK$18,094,000
(US$2,332,000) respectively. The Company believes that cash flow generated from its operations and its existing credit facilities should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months.

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

             Form 8-K, Item. 4 Change in Registrant's Certifying Accountant, was filed in July, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           PHYSICAL SPA & FITNESS, INC.
                                           (Registrant)

         Date: August 12, 1999                   /S/Ngai Keung Luk
                                           ----------------------------------
                                           Ngai Keung Luk,
                                           Chairman and Chief Executive Officer



         Date: August 12, 1999                   /S/ Robert Chui
                                           ----------------------------------
                                           Robert Chui,
                                           Chief Financial Officer