Form 10QSB
period 1999-09-30
PHYSICAL SPA & FITNESS INC
filed 1999-11-15
CIK 1048055

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999.

( )   TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-26573

                          PHYSICAL SPA & FITNESS, INC.
           (Exact name of small business as specified in its charter)


             Delaware                              98-0203281
      ----------------------                    ----------------
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

     Consolidated Statements of Operations
     for the nine months ended September
     30, 1999 and 1998 (Unaudited)

     Consolidated Balance Sheets at September 30, 1999 and December 31,1998 (Unaudited)

     Consolidated Statements of Cash Flows
     for the nine months ended September 30, 1999 and 1998 (Unaudited)

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

                 PHYSICAL SPA & FITNESS, INC., AND SUBSIDIARIES
                 ----------------------------------------------
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
             -------------------------------------------------------
            NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
      (Amounts in thousands, except number of shares and per share data)


                                                   Three months ended September 30      Nine months ended September 30
                                                   1998        1999       1999           1998        1999         1999
                                                 ----------  ----------  ----------    ----------  ----------  -----------
                                                    HK$         HK$         US$           HK$         HK$           US$
Operating Revenues
Fitness service                                    34,212      43,208       5,541        96,856     122,605      15,773
Beauty treatments                                  21,640      21,070       2,704        51,334      57,025       7,337
Others                                                  9           9           1            52          24           3
                                                 ----------  ----------  ----------    ----------  ----------  ----------

Total operating revenues                           55,861      64,287       8,246       148,242     179,654      23,113
                                                 ----------  ----------  ----------    ----------  ----------  ----------

Operating Expenses
Salaries and commissions                           13,694      20,553       2,636        39,385      53,836       6,926
Rent and related expenses                          12,788      17,865       2,293        32,410      44,756       5,758
Depreciation                                        7,162       9,302       1,194        18,776      24,079       3,098
Other selling and administrative expenses          20,927      14,055       1,803        43,459      38,835       4,996
                                                 ----------  ----------  ----------    ----------  ----------  ----------

Total operating expenses                           54,571      61,775       7,926       134,030     161,506      20,778
                                                 ----------  ----------  ----------    ----------  ----------  ----------

Income from operations                              1,290       2,512         320        14,212      18,148       2,335
                                                 ----------  ----------  ----------    ----------  ----------  ----------

Non-operating (income) expenses

Other (income), net                                  (41)        (47)         (6)         (499)       (280)          (36)
Interest expenses                                     848         728          93         2,892       2,310          297
                                                 ----------  ----------  ----------    ----------  ----------  ----------

Total non-operating (income) expenses                 807         681          87         2,393       2,030          261
                                                 ----------  ----------  ----------    ----------  ----------  ----------

Income before income taxes and
minority interests                                    483       1,831         233        11,819      16,118        2,074

Provision for income taxes                         (3,924)      1,041         133        (1,524)      4,335          558
                                                 ----------  ----------  ----------    ----------  ----------  ----------

Income before minority interests                    4,407         790         100        13,343      11,783        1,516

Minority interests                                    627          94          12           960         817          105
                                                 ----------  ----------  ----------    ----------  ----------  ----------

Net income                                          3,780         696          88        12,383      10,966        1,411
                                                 ==========  ==========  ==========    ==========  ==========  ==========

Earnings per common share                            0.38        0.07        0.01          1.24        1.10         0.14
                                                 ==========  ==========  ==========    ==========  ==========  ==========

Number of shares outstanding (in thousands)         10,000      10,000      10,000       10,000      10,000       10,000
                                                 ==========  ==========  ==========    ==========  ==========  ==========



Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate quoted by HongKong Bank on September 30, 1999 of US$1.00 = HK$7.773. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 1999 or at any other certain rate.


                 PHYSICAL SPA & FITNESS, INC., AND SUBSIDIARIES
                 ----------------------------------------------
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                -------------------------------------------------
                       DECEMBER 31, 1998 and September 30, 1999
       (Amounts in thousands, except number of shares and per share data)

                                                        December 31,
                                                           1998          September 30, 1999
                                                       --------------   -------------------
                                                            HK$           HK$        US$
                                                        (Unaudited)         (Unaudited)
ASSETS
Current assets
Cash and cash equivalents                                   1,721        6,887        886
Trade receivables                                           7,364        7,614        980
Rental and utility deposits                                 9,829       10,497      1,350
Prepayments to vendors and suppliers and other
current assets                                              5,232        5,853        753
Inventories                                                 2,504        2,369        305
Due from related companies                                  8,413        8,363      1,076
Due from a shareholder                                      4,404        3,358        432
                                                        ----------   ---------- ----------
Total current assets                                       39,467       44,941      5,782
                                                        ----------   ---------- ----------

Prepayments for construction-in-progress                    6,614        5,589        719
Property, plant and equipment, net                        127,774      146,840     18,891
                                                        ----------   ---------- ----------

Total assets                                              173,855      197,370     25,392
                                                        ==========   ========== ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Short-term bank loans                                       6,232        4,777        615
Long-term bank loans - current portion                      4,327        6,770        871
Accounts payable and accrued expenses                      21,362       25,282      3,252
Obligations under finance leases- current portion           4,924        3,184        410
Deferred income                                            30,098       31,919      4,106
Deferred liabilities                                        4,269        9,714      1,250
Income taxes payable                                        4,066        7,081        911
Taxes other than income                                     8,952        8,924      1,148
                                                        ----------   ---------- ----------

Total current liabilities                                  84,230       97,651     12,563
                                                        ----------   ---------- ----------

Long-term bank loans                                        6,519        6,067        781
Loans from minority shareholders of subsidiaries            4,200        4,200        540
Obligations under finance leases - non current portion      4,215        2,989        385
Deferred taxation                                           4,712        4,712        606
Minority interests                                          7,835        8,650      1,113

Shareholders' equity:

Common stock, par value US$ 0.001 each, 100
million shares authorized; 10 million shares
outstanding                                                    78           78         10
Cumulative translation adjustment                             116          105         13
Retained earnings                                          61,950       72,918      9,381
                                                        ----------   ---------- ----------


Total shareholders' equity                                 62,144       73,101      9,404
                                                        ----------   ---------- ----------

Total liabilities and shareholders' equity                173,855      197,370     25,392
                                                        ==========   ========== ==========



Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate quoted by HongKong Bank on September 30, 1999 of US$1.00 = HK$7.773. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 1999 or at any other certain rate.

                 PHYSICAL SPA & FITNESS, INC., AND SUBSIDIARIES
                 ----------------------------------------------
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
           -----------------------------------------------------------
                     NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                             (Amounts in thousands)

                                                    1998               1999
                                                 ---------      --------------------
                                                    HK$             HK$        US$
Cash flows from operating activities:

Net income                                         12,383         10,966      1,411

Adjustments to reconcile net income to net
cash provided by operating activities:
Minority interests                                    960            817        105
Depreciation                                       18,776         24,079      3,098
Loss on disposal of fixed assets                      129              -          -

(Increase) Decrease in assets:
Trade receivables                                   1,891           (250)       (32)
Deposits, prepayments and other current assets     (4,519)        (1,289)      (166)
Inventories                                             -            135         17
Due from related companies                         (2,852)            50          6

Increase (Decrease) in liabilities:
Accounts payable and accrued expenses              15,976          3,920        504
Deferred income                                    (1,900)         1,821        234
Deferred liabilities                                 (557)         5,445        701
Income taxes payable                               (4,690)         3,015        388
Taxes other than income                              (801)           (28)       (3)
Deferred taxation                                    (283)             -         -
                                                 ---------      ---------  ---------

Net cash provided by operating activities          34,513         48,681      6,263
                                                 ---------      ---------  ---------

Cash flows from investing activities:
Prepayments for construction-in-progress
 transferred to fixed assets                       10,379          1,025        132
Acquisition of property, plant and equipment      (37,221)       (43,237)    (5,563)
Sales proceeds from disposal of property,
 plant and equipment                                  716             93         12
                                                 ---------      ---------  ---------

Net cash used in investing activities             (26,126)       (42,119)    (5,419)
                                                 ---------      ---------  ---------

Cash flows from financing activities
Proceeds (Settlement)of short-term bank loans       1,916         (1,455)      (187)
Decrease in due from a shareholder                  6,082          1,046        135
Proceeds from long-term bank loans                  4,000          3,800        489
Repayment of long-term bank loans                  (6,208)        (1,809)      (233)
Settlement of long-term loans from third parties   (6,649)            -           -
Assumption of finance lease obligations               847            900        115
Capital element of finance lease rental payments   (4,538)        (3,866)      (497)
Repayment of loans from minority
 shareholders of subsidiaries                        (960)             -          -
                                                 ---------      ---------  ---------

Net cash used in financing activities              (5,510)        (1,384)      (178)
                                                 ---------      ---------  ---------

Net increase in cash and cash equivalents           2,877          5,178        666

Cash and cash equivalents, at beginning of year     1,954          1,721        222

Cumulative translation adjustments                   (13)            (12)        (2)
                                                 ---------      ---------  ---------

Cash and cash equivalents, at end of year           4,818          6,887        886
                                                 =========      =========  =========

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate quoted by HongKong Bank on September 30, 1999 of US$1.00 = HK$7.773. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 1999 or at any other certain rate.

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


5.       LONG-TERM BANK LOANS
         --------------------

As of September 30, 1999, the Group had various banking facilities available from financial institutions. These facilities were secured by:

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

RESULTS OF OPERATIONS

        The Company's revenues are derived from its two main lines of business of fitness and spa services in three principal ways: sale of memberships to fitness facilities, monthly membership fees and the sale of beauty treatments. The sale of beauty products and exercise clothing also contributes an insignificant amount to the total revenues. In respect to fitness services, customers are invited to join as a member at a fee currently set at HK$1,000(US$129) for one person. A monthly subscription fee of HK$299
(US$38) is charged to each customer for the usage of the fitness center and spa area.

        In respect to beauty treatments, the customers may purchase single treatments, or in packages of ten or more treatments, with quantity discounts available. There is a wide range of beauty treatments available at prices ranging from HK$200 (US$26) to HK$3,000 (US$386).

        The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.


RESULTS OF OPERATIONS


                                                            Years Ended                       Nine Months Ended
                                                            December 31,                         September 30
                                                1996           1997            1998           1998           1999
                                                ----           ----            ----           ----           ----


Operating Revenues                             100.00%         100.00%        100.00%        100.00%        100.00%

Total operating expenses                        71.52%          80.37%         89.69%         90.41%         89.90%

Operating income                                28.48%          19.62%         10.31%          9.59%         10.10%

Income before income taxes and minority
interests                                       28.52%          18.31%          8.74%          7.97%          8.97%

Provision for income and deferred taxes          7.55%           4.68%         (0.05%)        (1.03%)         2.41%

Minority interests                               1.99%           1.23%          0.54%          0.65%          0.45%

Net income                                      18.98%          12.40%          8.25%          8.35%          6.10%
                                              ========        ========       ========       ========       ========


NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED).
----------------------------------------------------------------------------

         OPERATING REVENUES. The Company's operating revenues enjoyed strong growth in the first nine months of 1999 as compared to the first nine months of 1998. Operating revenues for the first nine months of 1999 totaled HK$179,654,000 (US$23,113,000) compared to HK$148,242,000 (US$19,071,000) in the first nine months of 1998, representing an increase of 21%. Operating revenues derived by the Company's fitness services increased 27% to HK$122,605,000 (US$15,773,000) compared to HK$96,856,000 (US$12,461,000) in the first nine months of 1998. Fitness revenues as a percentage of total revenues were 68% in the first nine months of 1999 as compared to 65% in the first nine months of 1998.

         Operating revenues from the Company's beauty treatment business totaled HK$57,025,000 (US$7,337,000) compared to HK$51,334,000 (US$6,604,000) in the first nine months of 1999, representing an increase of 11%. Beauty treatment revenues as a percentage of total revenues were 32% in the first nine months of 1999 as compared to 35% in the first nine months of 1998.

         OPERATING EXPENSES. The Company's operating expenses for the first nine months of 1999 totaled HK$161,506,000 (US$20,778,000) compared to HK$134,030,000 (US$17,243,000) in the first nine months of 1998, representing an increase of 20%. The increase in operating expenses was primarily due to higher salaries and commissions as a result of increased revenues and additional rent and related expenses incurred by a new branch which opened in July 1999. Total operating expenses, after taking into account all corporate expenses, were 90% of total operating revenue, representing the same level of the first nine months of 1998.

         TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first nine months of 1999 were HK$2,030,000 (US$261,000) compared to HK$2,393,000 (US$308,000) in the first nine months of 1998, representing a decrease of 15% due to lower interest expenses incurred.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the first
nine months of 1999 totaled HK$4,335,000 (US$558,000).   The effective tax rate
of operating income was 27%. For the nine months ended September 30, 1998, the Company provided income taxes of HK$2,966,000 (US$382,000)against which the Company settled prior years taxes and recorded the amount over provided in prior years in the amount of HK$4,490,000 (US$578,000). This resulted in a negative provision of HK$1,524,000 (US$196,000) in the first nine months of 1998.

         NET INCOME. The Company's net income for the first nine months of 1999 totaled HK$10,966,000 (US$1,411,000) compared to HK$12,383,000 (US$1,593,000)
for the first nine months of 1998, representing a decrease of 11%. The net income margin in the first nine months of 1999 was 6%, as compared with 8% of last year.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, long term loans from minority shareholders of subsidiaries, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions.

         Cash and cash equivalent balances for the respective periods ended December 31, 1998 and September 30, 1999 were HK$1,721,000 (US$221,000)and
HK$6,887,000 (US$886,000), while total indebtedness at December 31, 1998 was HK$30,417,000 (US$3,913,000) and HK$27,987,000 (US$3,602,000) at September 30,
1999.

         Net cash provided by operating activities were HK$47,075,000 (US$6,056,000) and 48,681,000 (US$6,263,000) for Fiscal Year 1998, and the
nine-month period ended September 30, 1999, respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$37,700,000 (US$4,850,000) and HK$42,119,000 (US$5,419,000) for Fiscal Year 1998 and the nine-month period ended September 30, 1999, primarily as a result of expenditures for property, plant and equipment. Net cash used in financing activities, which mainly include proceeds from bank loans, net interest and repayment, were HK$9,593,000 (US$1,234,000) and HK$1,384,000 (US$178,000) in Fiscal Year 1998 and the
nine-month period ended September 30, 1999, respectively.

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

         In March 1999, the Company obtained a new loan from Shanghai Commercial Bank Limited in the amount of HK$2,800,000 (US$360,000) for securing a bank guarantee on the rental deposit in favor of the landlord of the new premises in Hong Kong. The loan is halfly repayable by twelve (12) equal monthly installments and halfly repayable in one lump sum on May 24, 2000. The loan is secured by a fixed deposit in the amount of HK$2,800,000 (US$360,000) pledged by the Company.

     In March, 1997 the Company entered into a capital lease agreement with the Hongkong and Shanghai Banking Corporation Limited for the purchase of exercise equipment in the amount of HK$7,432,320 (US$956,000)for the centers in Hong Kong. The lease is repayable in sixty (60) monthly installments, commencing April, 1997. In May, 1997 the Company entered into a capital lease agreement with East Asia Finance Company, Limited for the purchase of exercise equipment in the amount of HK$7,742,000 (US$996,000) for the Hong Kong centers. The lease is repayable in thirty (30) monthly installments, commencing May, 1997.

         The Company has revolving lines of credit with three banks - The Kwangtung Provincial Bank, Dao Heng Bank, and Shanghai Commercial Bank Limited. As of September 30, 1999, the Company has utilized HK$4,777,000 (US$615,000) of these lines of credit. The Company draws down from the lines of credit primarily for general working capital purposes. The lines of credit contain covenants requiring the maintenance of minimum net worth.

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

         The Company's trade receivable balance at September 30, 1999, was HK$7,614,000 (US$980,000). The Company has never experienced any significant problems with collection of accounts receivable from its customers.

         Capital expenditure for 1998, and the nine-month period ended September 30, 1999, were HK$38,416,000 (US$4,942,000) and HK$42,212,000 (US$5,431,000)
respectively. The Company believes that cash flow generated from its operations and its existing credit facilities should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months.

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

             The Company filed an amendment to FORM 8-K during the quarter ending September 30, 1999 (Item 4).

                                SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    PHYSICAL SPA & FITNESS, INC.
                                    (Registrant)

Date: November 12, 1999                     /S/Ngai Keung Luk
                                    ----------------------------------
                                    Ngai Keung Luk,
                                    Chairman and Chief Executive Officer

Date: November 12, 1999                     /S/ Robert Chui
                                    ----------------------------------
                                    Robert Chui,
                                    Chief Financial Officer