Form 10KSB/A
period 1998-12-31
PHYSICAL SPA & FITNESS INC
filed 2000-02-29
CIK 1048055

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A-2

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

                          PHYSICAL SPA & FITNESS, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

           DELAWARE                                       98-0203281
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

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND OF THE COMPANY

        Physical Spa & Fitness, Inc. (the "Company"), through its subsidiaries, operates fitness and spa centers in Hong Kong and the People's Republic of China ("China" or the "PRC"). The Company currently operates eleven facilities: eight in Hong Kong and three in China under the name "Physical Ladies' Club", with the exception of two centers (Mei Foo and Renaissance Beauty Centre - see "Company Organization"). All of the Company's operations, including the operating of the fitness and spa centers, property holding, investment holding and other corporate activities are conducted through the Company's wholly-owned or majority-owned subsidiaries or joint ventures. See "Business of the Company Organization". The fitness and spa centers in Hong Kong are operated by the Company's subsidiaries. Physical Health Centre Hong Kong Limited, a Hong Kong corporation and a majority (91.4%) owned subsidiary of the Company, operates the following centers in Hong Kong: Causeway Bay, Tsimshatsui, Shatin, Mei Foo and Kowloon City. another two wholly owned subsidiaries of the Company, Physical Health Centre (Tsuen Wan) Limited and Physical Health Center (TST) Limited, respectively operates the Tsuen Wan center (opened in July, 1998) and the Sheraton Hotel center )opened in July, 1999). Both are Hong Kong corporations. The eighth center, Renaissance Beauty Centre, is operated by the Company's majority (70%) owned subsidiary, Supreme Resources Limited, a Hong Kong corporation.

         The Company's facilities in China are operated by two joint ventures:
Shanghai Physical Ladies' Club Co., Ltd. ("Shanghai Joint Venture"), which operates two centers in the city of Shanghai, and Dalian Physical Ladies' Club Co., Ltd. ("Dalian Joint Venture"), which operates fitness and spa facility in the city of Dalian. The Company, through its subsidiaries, holds a 92.5% interest in the Shanghai Joint Venture and a 90% interest in the Dalian Joint Venture. The minority interest in the respective joint ventures is held by the joint venture's Chinese partner. China regulations of the fitness and spa facilities encourage joint ventures with a foreign company and provide less restrictive regulations of such form of business entities. See "Government Regulation - China".

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

        The Company's strategy is to provide a one-stop fitness and beauty center for women. With the exception of the Mei Foo location in Hong Kong, all other facilities in Hong Kong and China are exclusively for women. Management believes that the Company's strong market presence in Hong Kong and its successful entrance into China's market is a result of its strategy of combining fitness and beauty services in a single facility that offers state-of-the-art exercise equipment, high quality beauty treatments and professional staff.

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

         The Company's strategy for maintaining its strong presence in Hong Kong is to continue to provide existing and new members with high quality services at an affordable price and by periodically upgrading the facilities as new developments and technology emerge in the industry. The Company's objective is to add new services and treatments to keep the Company current with market trends and to promote and enhance the Company's reputation of providing value-driven services to its customers. The Company places heavy emphasis on staff training which is supported by an in-house training department and on-going classes. The Company opened a new center a new center in Tsuen Wan, a major district of the Western Kowloon province of Hong Kong in July, 1998 and additional facilities in Sheraton Hotel, Tsimshatsui, Hong Kong in July, 1999. See "Business of the Company - Properties".

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

        The Company maintains its executive and administrative office Hong Kong at:

Lee Theatre Plaza 12/F - 15/F
99 Percival St., Causeway Bay, HONG KONG
The telephone number of the Company in Hong Kong is (852) 2572-8888.

Unless the context requires otherwise, as used herein, any reference to the Company includes the Company's subsidiaries Physical Beauty & Fitness Holdings Limited, Physical Health Centre Hong Kong, Ltd., Regent Town Holdings Ltd., Mighty System Ltd., Supreme Resources Ltd., Physical Health Centre (Zhong Shan) Ltd., Zhongshan Physical Ladies' Club, Ltd., Ever Growth Ltd., Proline Holdings Ltd., Shanghai Physical Ladies' Club Company Ltd., Shanghai Physical Ladies' Club Co., Ltd., Jade Regal Holdings Ltd., Physical Health Centre( Dalian) Ltd., Dalian Physical Ladies' Club Co. Ltd., Star Perfection Holdings Ltd., Physical Health Centre (Shenzhen) Ltd., Shenzhen Physical Ladies' Club Company Ltd., Physical Health Centre (Tsuen Wan) Limited, Physical Health Centre (Macau) Limited, Physical Health Centre (TST) Limited, and Global Resources Limited. See also "Business of the Company - Organization".

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

        The Company's strategy is to grow through expansion of its fitness and spa facilities in Hong Kong and China, as well as to explore the opportunities for its fitness and spa services in other countries of Far East. The Company intends to build on its continuous operating presence (over 10 years) in Hong Kong, the relationships in China established by the Company's executives and senior staff and the Company's policy of offering what it believes are the state-of-the-art exercise and spa facilities and beauty treatments at affordable prices in their respective markets. In addition, the Company is closely monitoring potential opportunities in the Philippines, Taiwan, Malaysia and Indonesia.

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
Physical Beauty & Fitness Holdings         March 8, 1996         BVI         100%      -       Investment holding
  Limited ("Physical Limited")
  Limited")

Physical Health Centre Hong Kong           March 2, 1990         Hong Kong   91.4%     -       Operating 5 Fitness
  Limited ("Hong Kong Limited")                                                                     Centres in Hong Kong

Regent Town Holdings Limited               September 20, 1993    BVI         92.5%     -       Investment holding
  ("Regent")(1)

Supreme Resources Limited ("Supreme")      September 29, 1994    Hong Kong   70%       -       Operating a beauty treatment center
                                                                                                    in Hong Kong

Physical Health Centre (Zhong Shan)        September 29, 1994    Hong Kong   100%      -       Investment holding
  Limited ("Zhongshan Physical")                                                                    (formerly operating a
  formally known as Famerich                                                                        beauty treatment center
  Development Limited)                                                                              in Hong Kong)

Zhongshan Physical Ladies' Club Ltd.       October 29, 1996      The PRC     -         95%     Operating a Fitness Centre
  (owned by Zhongshan Physical)                                                                     in Zhongshan, the PRC

Ever Growth Limited ("Ever Growth")        September 29, 1994    Hong Kong   100%      -       Property holding

Proline Holdings Limited ("Proline")       September 28, 1994    BVI         -         92.5%   Investment holding
  (wholly owned by Regent)

Shanghai Physical Ladies' Club Company     September 28, 1994    Hong Kong   -         92.5%   Investment holding
  Limited ("Shanghai Physical")
  (wholly owned by Proline)

Shanghai Physical Ladies' Club Co., Ltd.   September 28, 1994    The PRC     -         92.5%   Operating two Fitness Centres
  (owned by Shanghai Physical)                                                                      in Shanghai, the PRC

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

Physical Health Centre (Dalian) Limited    March 15, 1996        Hong Kong   -        100%     Investment holding
  (Dalian Physical") (wholly
  owned by "Jade Regal")

Dalian Physical Ladies' Club Co., Ltd.     March 15, 1996        The PRC     -         90%     Operating a Fitness Centre
    (90% owned by Dalian Physical)                                                                  in Dalian, the PRC

Star Perfection Holdings                   April 15, 1996        BVI         100%      -       Investment holding
  Limited ("Star Perfection")

Physical Health Centre (Shenzhen)          April 15. 1996        Hong Kong   -        100%     Investment holding
  Limited ("Shenzhen Physical")
  (wholly owned by Star
  Perfection)

Shenzhen Physical Ladies' Club Co. Ltd.    August 16, 1996       The PRC     -         90%     Operating a Fitness Centre
   (owned by "Shenzhen Physical")                                                                   in Shenzhen, PRC

Physical Health Centre                     March 21, 1997        Hong Kong   100%      -       Investment holding,
  (Macau) Limited*   **                                                                             Operating a Macau Centre

Physical Health Centre **                  September 8, 1997     Hong Kong   100%      -       Operating a Fitness Centre
  (Tsuen Wan) Limited                                                                               in Hong Kong

Physical Health Centre **                  December 1, 1998      Hong Kong   100%      -       Operating a Fitness Centre
  (TST) Limited                                                                                     in Hong Kong

Global Resoures Limited **                 December 1, 1998      Hong Kong   100%      -       Investment holding
-------------------

(1) See Notes to the Financial Statements * Proposed new center; not opened yet. ** Not shown on the organizational chart.

The Company opened new centers in Tsuen Wan in July, 1998 and Sheraton Hotel, Tsimshatsui,Hong Kong in July, 1999.

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

        In order to cater to the market demand in the New Territories area of Hong Kong, Hong Kong Limited opened its fourth fitness and spa center in New Town Tower, Shatin, in September 1992. The Shatin Center is located in a commercial complex in the heart of the densely populated residential and popular entertainment areas in the New Territories. It occupies a floor space of approximately 15,000 square feet. In October 1998, the Shatin Center is relocated to a brand new shopping mall nearby, Grand Central Plaza, at the expiration of the original tenancy.

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

        In Mid-1998 and 1999, the Company opened two additional centers in Hong Kong through its wholly owned subsidiaries, Physical Health Centre (Tsuen Wan) Limited and Physical Health Centre (TST) Limited respectively. One is located at Tsuen Wan with approximately 50,000 square feet and the other one at the Sheraton Hotel, Tsimshatsui with approximately 40,000 square feet. These collectively make up a total of eight centers in Hong Kong.

CHINA

        Commencing in the mid-1980's, China commenced market-oriented reforms that were designed to open up and improve the economy and the Chinese standard of living. As economic reforms became successful in China and a large, middle-class market developed, China was targeted as an expansion market where the success in Hong Kong could be duplicated.

        Shanghai, with a booming economy, an influx of foreign investment, and a population of 14 million, was the logical choice for the Company to start its first China location. In January of 1994, the Huang Pu branch was opened in one of Shanghai's busiest shopping districts, through a joint venture company formed between a Chinese enterprise and a newly formed subsidiary of the Company. The center has an area of 15,000 sq. ft. (which was expanded to 23,000 sq. ft. in 1998), and within the first year there were over 2,000 fitness members and spa clients. Based upon the positive response to the first facility in Shanghai, the decision was made to open a second Shanghai branch.

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

BUSINESS STRATEGY

        The Company believes that it has a strong reputation in the Hong Kong and China markets in which it presently operates. This belief is based on several factors, including continuous operating presence of the Company in Hong Kong for the past years (since 1986), and the relationships in China established by the Company's executives, management and staff over the last several years. The Company intends to continue its policy of providing what it believes are first-quality, comprehensive fitness and spa services in their respective markets at affordable prices.

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

        The Company believes that its experience in and knowledge of the fitness and spa industry in Hong Kong and China, as well as management's continuous presence in Hong Kong (since 1986) and China (since 1994), positions the Company to take advantage of perceived opportunities in this market. Further, demographic developments in Hong Kong and China, continue to create increasing demand for certain fitness and spa services. In this regard, the Company opened planned seventh center in Tsuen Wan, Hong Kong in July, 1998 and another new center in Sheraton Hotel, Tsimatshui, Hong Kong in July, 1999. The Company also expects to establish additional fitness and spa centers in other major metropolitan centers in China over the next several years. There is no assurance that such centers will be opened as currently planned, since they are subject to changing political and economic conditions, as well as the Company's evaluation of the applicable market conditions.

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

- EXPLORING POTENTIAL MARKETS

        The Company considers its market to be the greater Asia region. The Company is exploring the possibility of opening a new fitness/spa center in Macau in the next couple of years. Macau has been a Portuguese colony (until December 20, 1999) strategically located at the mouth of the Pearl River on the border of China. Macau is easily accessible by Hong Kong residents via a 45 minute jet foil ride and is a popular vacation destination for both Hong Kong and Chinese residents. Macau has a population of approximately 500,000 of which 50% is female (Hong Kong Trade Development Council). The Company plans to target primarily Macau's local residents.

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

        The Company has a broad scale of fees for its spa services and believes that these fees are both affordable and competitive in terms of the quality and variety of services provided at the centers. The centers typically charge the normal fee on spa treatment per session. However, discounts are given to those patrons who purchase prepaid coupons. These coupons are valid within a specified period of time.

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

         The Company's facilities are also subject to building, health and safety laws. The laws require a normal building inspection at the time of renovation of the club facilities and/or fire safety inspection. Since the Company's facilities typically are a part of a large office building for which a license is granted, if the Company does not comply with all the regulations, the landlord would not be granted a license. The Board of Health carries out an inspection of shower and restroom facilities to make sure that they comply with the standards imposed by the Board. In order to have massage services, the law requires a special massage license. The Board of Health and Police Department also hold random inspections of the facilities providing massage services, since there are strict laws requiring that massage therapists be of the same sex as the customers. As the Company is exclusively open to women in all centers, but one, there have been no concerns with this regulation.

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

ITEM 2.  DESCRIPTION OF PROPERTY

        The Company's headquarters which include the Company's executive and administrative offices are located at a 30,000 square feet facility in Hong Kong pursuant to a lease expiring February 28, 2003. The Company relocated its headquarters and its Causeway Bay location to this location in Mid-1997 order to accommodate additional customers, and more extensive lines of fitness and spa treatment equipment.

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

                    FITNESS/SPA CENTERS - HONG KONG AND CHINA
                    -----------------------------------------
                                                                                                  Current Monthly
HONG KONG                     Size              Own/Lease     Term Expiration   Renewal Option         Rent(1)(2)
---------------               ----              ---------     ---------------   --------------    ---------------

Shop A on 11-F, 12/F-15/F.,   30,000 sq. ft.    Lease         2/28/2003           None            HK$1,169,624
Lee Theatre Plaza
99 Percival Street
Causeway Bay, Hong Kong

10/F-12/F., Storeroom on      25,000 sq. ft.    Lease         1/31/2003 (3)     None              HK$640,673
5/F, Room 701A,
Prestige Tower
23-25 Nathan Road
Tsimshatsui, Hong Kong

Shop Nos. 125, 126 and 131-133  10,200 sq. ft.  Lease         5/19/2001 (4)     2 Years           HK$409,223
Level 1,
Grand Central Plaza
Shatin, Hong Kong

18/F - 21/F City Landmark     50,000 sq. ft.    Lease         3/31/2001         5 Years           HK$1,048,287
No. 68 Chung On Street
Tsuen Wan, Hong Kong

Unit 605-609, Level 6          3,200 sq. ft.    Lease         7/4/1999  (4)       None            HK$111,915
NewTown Tower, 10-18
Pak Hok Ting Street
Shatin, Hong Kong



                                                                                                  Current Monthly
HONG KONG (Continued)         Size             Own/Lease     Term Expiration   Renewal Option         Rent(1)(2)
---------------------         ----             ---------     ---------------   --------------    ---------------

P/F., Stage 8                 8,000 sq. ft.    Own/lease     4/30/2001         None              HK$102,343
122B Broadway Street
Mei Foo Sun Chuen,
Hong Kong

14/F., Coda Plaza             5,000 sq. ft.      Lease       6/30/2000         None              HK$140,062
51 Garden Road
Central, Hong Kong

G/F.,                         3,000 sq. ft.      Lease       6/30/2001         None              HK$51,000
5 Junction Road
Kowloon City, Hong Kong

Shops 108, G08, S17 & B08,    43,464 sq. ft.     Lease       3/5/2005          2 years           HK$1,881,994
The Elegance at Sheraton,
Tsimshatsui, Hong Kong

---------------------

(1) Monthly rent is paid in HK Dollars
(2) Monthly rent also includes the management fee for property management. Excludes utilities and rates.
(3) Lease for Room 701A expires on July 31, 2002.
(4) Lease for Unit 901 A and 12/F, New Town Tower, 10-18 Pak Hok Ting Street, Shatin, Hong Kong expired on April 30, 1998. The landlord extended the lease for two additional months at HK$590,208 until June 30, 1998. The Company simultaneously entered with the landlord into an agreement for the new lease at Shop Nos. 125 and 131- 133, Level 1, Grand Central Plaza, Shatin, Hong Kong.

                                                                                                 Current Monthly
CHINA                         Size             Own/Lease     Term Expiration   Renewal Option            Rent(1)
-----                         ----             ---------     ---------------   --------------    ---------------
5/F-7/F., Huangpu Gymnasium   23,000 sq. ft.   Lease         9/2003            None              HK$130,105 (2)
No. 311 Shandong Road
(Mid) Shanghai

4/F., China Wanda Bldg        15,000 sq. ft.   Lease         2/28/2008         None              HK$128,975 (3)
No. 18 Hongda Road
Zhongshan District, Dalian

2/F, 3/F, 4/F, Block B No.    12,000 sq. ft.   Lease         12/14/2004        None              HK$179,312 (4)
808 Hong Qiao Road
Shanghai

-----------------------

(1) Monthly rent is paid in Rmb, with the exception of Dalian property, for which the rent is paid in HK Dollars.

(2) Lease agreement was revised in August 1999 to fix the annual rental for the remaining tenancy period.

(3) Rental was reduced from March 1, 1999 and agreed to increase by 5% from March 1, 2002.

(4) Combined monthly rent includes management fee. The monthly rent will increase by the inflation rate (1999 - 2.24%) beginning May 1, 1999 for 2/F space and June 30, 1999 for 3/F and 4/F space.

         In December, 1998, the Company signed an Offer to Lease for space of 43,464 sq. ft. to be used for fitness and spa services at Sheraton Hotel, Tsimshatsui. The lease has a term of 6 years with an option to renew for a further term of 2 years, and the terms include a lease payment of HK$1,404,000 (US$181,000) per month for the first three years and HK$1,839,000 (US$237,000) per month for the fourth to sixth year. The lease also includes an air-conditioning charge and management fee of HK$435,000 (US$56,000) and promotional charges of HK$43,000 (US$5,500) per month.

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

        The Company derives its revenues from two main lines of business: fitness and spa services. The revenues derived from fitness services steadily increased from HK$82,311,000 (US$10,621,000) in the fiscal year ended December 31, 1997 to HK$139,829,000 (US$18,042,000)in the fiscal year ended December 31,
1998. The revenue from beauty treatment increased slightly from HK$66,496,000 (US$8,580,000) in the fiscal year ended December 31, 1997 to HK$70,317,000 (US$9,073,000).


RESULTS OF OPERATIONS

        The Company's revenues are derived from its two main lines of business of fitness and spa services in three principal ways: sale of memberships to fitness facilities, monthly membership fees and the sale of beauty treatments . The sale of beauty products and exercise clothing also contributes an insignificant amount to the total revenues. In respect to fitness services, customers are invited to join as a member at a fee currently set at HK$2,000(US$258) for one person. (A current promotion allows a special fee of HK$500 (US$65) at a particular booth). A monthly subscription fee of HK$299 (US$39) is charged to each customer for the usage of the fitness center and spa area.

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

        Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$192,692,000 (US$24,863,000), or 92% of total operating revenues in the fiscal year ended December 31, 1998 as compared to HK$126,939,000 (US$16,379,000) or 85% of total operating revenues in the fiscal year ended December 31, 1997.

        Operating revenues derived from the Company's China locations generated HK$17,517,000 (US$2,260,000), or 8% of total operating revenues in the fiscal year ended December 31, 1998 as compared to HK$22,015,000 (US$2,841,000) or 15% of total operating revenues in the fiscal year ended December 31, 1997.

        OPERATING EXPENSES. The Company's operating expenses for the fiscal year ended December 31, 1998 totaled HK$188,544,000 (US$24,329,000)compared to $HK119,722,000 (US$15,448,000)in the fiscal year ended December 31, 1997, representing an increase of 57%. The increase in the operating expenses was primarily due to the following factors: expenses incurred in connection with the opening of a new center, a general increase in staff salaries as a result of higher revenues generated, depreciation charges and rental expenses incurred for enhanced facilities. Total operating expenses, after taking into account all corporate expenses, were 89.7% of total operating revenue as compared to 80% of last year.

        Operating expenses associated with the Company's Hong Kong locations were HK$166,355,000 (US$21,466,000) in the fiscal year ended December 31, 1998, representing an increase of HK$66,066,000 (US$8,525,000) or 66% as compared to HK$100,289,000 (US$12,941,000) in 1998. Hong Kong operating expenses represented 88% of total operating expenses in the fiscal year ended December 31, 1998 as compared to 84% in 1997. The increase was primarily due to increased marketing expenses of HK$10,920,000 (US$1,409,000), additional salary costs of HK$14,456,000 (US$1,865,000) as a result of higher revenues, increased rental and depreciation charges of HK$4,927,000 (US$636,000) and HK$3,999,000 (US$516,000) respectively for the two enhanced premises which were relocated in Mid-1997, and additional expenses of HK$24,966,000 (US$3,221,000) incurred by a new branch in Tsuen Wan, Hong Kong which opened in July 1998.

        Operating expenses associated with the Company's China locations were HK$22,189,000 (US$2,863,000) in the fiscal year ended December 31, 1998, representing an increase of 14% as compared to HK$19,433,000 (US$2,507,000) in 1997. Operating expenses in China represented 12% of total operating expenses in the fiscal year ended December 31, 1998 as compared to 16% in 1997. The increase in operating expenses was primarily due to inflation and increased rental for the enhanced facility in Huang Pu, Shanghai.

        TOTAL NON-OPERATING EXPENSES (INCOME). Total non-operating expenses for the fiscal year ended December 31, 1998 totaled HK$3,288,000 (US$423,000) compared to HK$1,965,000 (US$254,000) in the fiscal year ended December 31, 1997, representing an increase of HK$1,323,000 (US$169,000) due to less interest income.

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

         Operating expenses associated with the Company's Hong Kong locations were HK$100,289,000 (US$12,941,000), representing an increase of 65% as compared to HK$60,929,000 (US$7,862,000) in the fiscal year ended December 31, 1996. Hong Kong operating expenses represented 84% of total operating expenses in the fiscal year ended December 31, 1997 as compared to 77% of total operating expenses in fiscal year ended December 31, 1996. The increase in operating expenses was primarily due to additional rent and related expenses, and depreciation as a result of relocation of two branches in mid-1997, and additional salary costs due to increased revenues.

         Operating expenses associated with the Company's China locations were HK$19,433,000 (US$2,507,000) representing a moderate increase of 4% due to inflation as compared to HK$18,624,000 (US$2,403,000) in the fiscal year ended December 31, 1996. Operating expenses in China represented 16% of total operating expenses in the fiscal year ended December 31, 1997 as compared to 23% of total operating expenses in the fiscal year ended December 31, 1996.

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

        The Company's long-term loans bear an interest rate of 10% per annum. The total balance outstanding as of December 31, 1998 on such loans was HK$10,846,000 (US$1,399,000). The last repayment on the loans is due in 2003. The Company also had various banking facilities available from financial institutions amounting to approximately HK$21,400,000 (US$2,761,000). These facilities were secured by certain leasehold property in Hong Kong owned by the Company's subsidiary (Ever Growth Limited) relatives of Mr. Luk, related company and personal guarantees from Mr. Luk and his relatives, respectively.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Board of Directors of the Registrant approved the engagement of William D. Lindberg, CPA on June 2, 1999 to serve as the Registrant's independent public auditor and to conduct the audit of the Company's financial statements for the fiscal years ended 1996, 1997 and 1998. The decision to change the certifying accountant was made by the Board of Directors of the Registrant, and resulted from the fact that on November 3, 1998, Arthur Andersen withdrew its previously issued audited reports for the years ended December 31, 1997 and December 31, 1996. The Registrant sent a termination letter to Arthur Andersen dated November 3, 1998, and Arthur Andersen sent a resignation letter to the Registrant dated as of the same date.

         The audit reports provided by Arthur Andersen for the fiscal years ended December 31, 1996 and 1997 did not contain any adverse opinion or disclaimer of opinion nor was any report modified as to uncertainty, audit scope or accounting principles. There were discussions between Arthur Andersen and the Registrant with respect to the related party nature of certain transactions and related disclosures undertaken by certain subsidiaries of the Registrant in the fiscal year ended December 31, 1996. However, Arthur Andersen has never made any recommendations to the Registrant as to what changes in the disclosure should be made by the Registrant. Due to the fact that the relationship between Arthur Andersen and the Registrant ceased as of November 3, 1998, the matter regarding the related party transaction was never resolved to their satisfaction prior to November 3, 1998.

         Upon appointment of William D. Lindberg, CPA, the Registrant authorized the former accountant, Arthur Andersen, to respond fully to the inquiries of the successor accountant concerning the issue of the related party transaction with respect to the fiscal year ended December 31, 1996.

         Except as disclosed above, there have been no other past disagreements between the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure for the fiscal years ended December 31, 1996, December 31, 1997 and the interim period ended November 3, 1998.

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

2. Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1 Share Exchange Agreement between Foreclosed Realty Exchange, Inc. and Ngai Keung Luk, together with amendments*

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

10.6 Tenancy Agreement by and between Kamoton Investments Limited and Supreme Resources Limited (Renaissance Beauty Centre)*

10.7      Repayment Agreement between the Company and Ngai Keung Luk*

10.8      Pledge Agreement between the Company and Ngai Keung Luk*

10.9      1997 Stock Option Plan and form of Stock Option Agreement*

16.       Letter on changes in certifying accountant.

22        Subsidiaries of the Registrant*

------------

* Filed with the Commission as exhibit to the Registration Statement or amendments to the Registration Statement.


          (b)    Reports on Form 8-K
                 -------------------

                 Form 8-K, Item 4. Change in Certifying Accountants.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2000.


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


/s/ Ngai Keung Luk          Chairman and Chief Executive Officer   Date: 2/28/00
------------------------    (principal executive officer)
    Ngai Keung Luk


/s/ Jill Bodnar             President and Director                 Date: 2/28/00
------------------------    (principal executive officer)
    Jill Bodnar


/s/ Robert Chui             Chief Financial Officer and Director   Date: 2/28/00
------------------------    (Principal accounting and financial
    Robert Chui             officer)


/s/ Darrie Lam              Executive Vice President, Secretary    Date: 2/28/00
------------------------    and Director
    Darrie Lam


/s/ Yuk Wah Ho              Executive Vice President and Director  Date: 2/28/00
------------------------
    Yuk Wah Ho


/s/ Yat Ming Lam            Director                               Date: 2/28/00
------------------------
    Yat Ming Lam


/s/ Allan Wah Chung Li      Director                               Date: 2/28/00
------------------------
    Allan Wah Chung Li