Form 10QSB/A
period 1999-03-31
PHYSICAL SPA & FITNESS INC
filed 2000-02-29
CIK 1048055

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

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

     Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$49,332,000 (US$6,365,000) in the first three months of 1999 as compared to HK$37,952,000 (US$4,897,000) in the first three months of 1998. These represented 91% of total operating revenues of the respective period.

     Operating revenues derived from the Company's China locations generated HK$4,687,000 (US$605,000) in the first three months of 1999 as compared to HK$3,601,000 (US$465,000) in the first three months of 1998, being 9% of total operating revenues of the respective period.

         OPERATING EXPENSES. The Company's operating expenses for the first three months of 1999 totaled HK$47,601,000 (US$6,142,000) compared to HK$36,971,000 (US$4,771,000) in the first three months of 1998, representing an increase of 29%. Total operating expenses, after taking into account all corporate expenses, were 88% of total operating revenue as compared to 89% of last year. This reflects the additional costs incurred by the Company in following its business expansion plan. The increase in operating expenses was primarily due to additional marketing, administrative and salary costs as a result of increased revenues and additional costs incurred by the new Tsuen Wan branch which opened in July 1998.

   Operating expenses associated with the Company's Hong Kong locations for the first three months of 1999 were HK$42,529,000 (US$5,488,000), representing an increase of HK$10,391,000 (US$1,341,000) or 32% as compared to HK$32,138,000
(US$4,147,000) in 1998. Hong Kong operating expenses represented 89% of total operating expenses in the first three months of 1999 as compared to 87% of total operating expenses in 1998. The increase in operating expenses was primarily incurred by a new branch in Tsuen Wan, Hong Kong which has not yet been opened in the same period of 1998. The operating expenses for the Tsuen Wan center amounted to HK$10,967,000 (US$1,415,000) in the first three months of 1999, representing 23% of total operating expenses.

   Operating expenses associated with the Company's China locations were HK$5,072,000 (US$654,000), representing an increase of 5% as compared to HK$4,833,000 (US$624,000) in the first three months of 1998. The increase was primarily due to inflation. Operating expenses in China represented 11% of total operating expenses in the first three months of 1999 as compared to 13% of last year.

         TOTAL NON-OPERATING EXPENSES (INCOME). Total non-operating expenses (income) for the first three months of 1999 totaled a net expense of HK$682,000 (US$87,000) compared to a net expense of HK$893,000 (US$115,000) in the first three months of 1998, representing a decrease of 24% due to less interest expenses incurred for bank loans.

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




                                    PHYSICAL SPA & FITNESS, INC.
                                    (Registrant)

Date: February 28, 2000                 /S/Ngai Keung Luk
                                    ----------------------------------
                                    Ngai Keung Luk,
                                    Chairman and Chief Executive Officer

Date: February 28, 2000                 /S/ Robert Chui
                                    ----------------------------------
                                    Robert Chui,
                                    Chief Financial Officer