Form 10QSB/A
period 1999-09-30
PHYSICAL SPA & FITNESS INC
filed 2000-02-29
CIK 1048055

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

                 PHYSICAL SPA & FITNESS, INC., AND SUBSIDIARIES
                 ----------------------------------------------
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
             -------------------------------------------------------
            NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
      (Amounts in thousands, except number of shares and per share data)


                                                   Three months ended September 30      Nine months ended September 30
                                                   1998        1999       1999           1998        1999         1999
                                                 ----------  ----------  ----------    ----------  ----------  ----------
                                                    HK$         HK$         US$           HK$         HK$          US$
Operating Revenues
Fitness service                                     34,212      43,208       5,541        96,856     122,605      15,773
Beauty treatments                                   21,640      21,070       2,704        51,334      57,025       7,337
Others                                                   9           9           1            52          24           3
                                                 ----------  ----------  ----------    ----------  ----------  ----------

Total operating revenues                            55,861      64,287       8,246       148,242     179,654      23,113
                                                 ----------  ----------  ----------    ----------  ----------  ----------

Operating Expenses
Salaries and commissions                            13,694      20,553       2,636        39,385      53,836       6,926
Rent and related expenses                           12,788      17,865       2,293        32,410      44,756       5,758
Depreciation                                         7,162       9,302       1,194        18,776      24,079       3,098
Other selling and administrative expenses           20,927      14,055       1,803        43,459      38,835       4,996
                                                 ----------  ----------  ----------    ----------  ----------  ----------

Total operating expenses                            54,571      61,775       7,926       134,030     161,506      20,778
                                                 ----------  ----------  ----------    ----------  ----------  ----------

Income from operations                               1,290       2,512         320        14,212      18,148       2,335
                                                 ----------  ----------  ----------    ----------  ----------  ----------

Non-operating (income) expenses

Other (income), net                                   (41)        (47)         (6)         (499)       (280)          (36)
Interest expenses                                      848         728          93         2,892       2,310          297
                                                 ----------  ----------  ----------    ----------  ----------  ----------

Total non-operating (income) expenses                  807         681          87         2,393       2,030          261
                                                 ----------  ----------  ----------    ----------  ----------  ----------

Income before income taxes and
minority interests                                     483       1,831         233        11,819      16,118        2,074

Provision for income taxes                          (3,924)      1,041         133        (1,524)      4,335          558
                                                 ----------  ----------  ----------    ----------  ----------  ----------

Income before minority interests                     4,407         790         100        13,343      11,783        1,516

Minority interests                                     627          94          12           960         817          105
                                                 ----------  ----------  ----------    ----------  ----------  ----------

Net income                                           3,780         696          88        12,383      10,966        1,411
                                                 ==========  ==========  ==========    ==========  ==========  ==========

Earnings per common share                             0.38        0.07        0.01          1.24        1.10         0.14
                                                 ==========  ==========  ==========    ==========  ==========  ==========

Number of shares outstanding (in thousands)         10,000      10,000      10,000       10,000      10,000       10,000
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

         Operating revenues from the Company's beauty treatment business totaled HK$57,025,000 (US$7,337,000) in the first nine months of 1999 compared to HK$51,334,000 (US$6,604,000) in the first nine months of 1998, representing an increase of 11%. Beauty treatment revenues as a percentage of total revenues were 32% in the first nine months of 1999 as compared to 35% in the first nine months of 1998.

         Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$167,890,000 (US$21,600,000), or 93% of total operating revenues in the first nine months of 1999 as compared to HK$135,111,000 (US$17,382,000) or 91% of total operating revenues in the first nine months of 1998.

         Operating revenues derived from the Company's China locations generated HK$11,764,000 (US$1,513,000) or 7% of total operating revenues in the first nine months of 1999 as compared to HK$13,131,000 (US$1,689,000) or 9% of total operating revenues in the first nine months of 1998.

         OPERATING EXPENSES. The Company's operating expenses for the first nine months of 1999 totaled HK$161,506,000 (US$20,778,000) compared to HK$134,030,000
(US$17,243,000) in the first nine months of 1998, representing an increase of 20%. The increase in operating expenses was primarily due to higher salaries and commissions as a result of increased revenues and additional rent and related expenses incurred by the new Tsuen Wan branch and Sheraton branch which opened in July 1998 and July 1999 respectively. Total operating expenses, after taking into account all corporate expenses, were 90% of total operating revenue, representing the same level of the first nine months of 1998.

         Operating expenses associated with the Company's Hong Kong locations for the first nine months of 1999 were HK$146,367,000 (US$18,830,000), representing an increase of HK$27,662,000 (US$3,559,000) or 23% as compared to HK$118,705,000 (US$15,271,000) in 1998. Hong Kong operating expenses represented 91% of total operating expenses in the first nine months of 1999 as compared to 89% of total operating expenses in 1998. The increase in operating expenses was primarily incurred by a new branch in Sheraton Hotel, Hong Kong which has not yet been opened in the same period of 1998. The operating expenses for the Sheraton center amounted to HK$14,062,000 (US$1,809,000) in the first nine months of 1999, representing 9% of total operating expenses. In addition, the Tsuen Wan centre incurred operating expenses of HK$29,888,000 (US$3,845,000), representing an increase of HK$16,448,000 (US$2,116,000) over the same period of last year which reflected the 3-month operation since July 1998.

         Operating expenses associated with the Company's China locations were HK$15,139,000 (US$1,948,000), representing a moderate decrease of 1% as compared to HK$15,325,000 (US$1,972,000) in the first nine months of 1998 as a result of lower revenue. Operating expenses in China represented 9% of total operating expenses in the first nine months of 1999 as compared to 11% of last year.

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