Form 10KSB
period 1999-12-31
PHYSICAL SPA & FITNESS INC
filed 2000-04-03
CIK 1048055

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from ____________________ to __________________

                        Commission file number  0-26573
                                               ---------

                          PHYSICAL SPA & FITNESS INC.
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State issuer's revenues for its most recent fiscal year: $32,525,000

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1999 was $300,000 based upon the average of the last available bid and asked price of the Common Stock of $0.15 as of June 18, 1999.

         The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 1999: 10,000,000

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

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND OF THE COMPANY

        Physical Spa & Fitness Inc. (the "Company"), through its subsidiaries, operates fitness and spa centers in Hong Kong and the People's Republic of China ("China" or the "PRC"). The Company currently operates eleven facilities: eight in Hong Kong and three in China under the name "Physical Ladies' Club", with the exception of two centers (Mei Foo and Renaissance Beauty Centre - see "Company Organization"). All of the Company's operations, including the operating of the fitness and spa centers, property holding, investment holding and other corporate activities are conducted through the Company's wholly-owned or majority-owned subsidiaries or joint ventures. See "Business of the Company Organization". The fitness and spa centers in Hong Kong are operated by the Company's subsidiaries. Physical Health Centre Hong Kong Limited, a Hong Kong corporation and a majority (91.4%) owned subsidiary of the Company, operates the following centers in Hong Kong: Causeway Bay, Tsimshatsui, Shatin, Mei Foo and Kowloon City. Another two wholly owned subsidiaries of the Company, Physical Health Centre (Tsuen Wan) Limited and Physical Health Center (TST) Limited, respectively operates the Tsuen Wan center (opened in July, 1998) and the Sheraton Hotel center (opened in July, 1999). Both are Hong Kong corporations. The eighth center, Renaissance Beauty Centre, is operated by the Company's majority (70%) owned subsidiary, Supreme Resources Limited, a Hong Kong corporation.

         The Company's facilities in China are operated by two joint ventures:
Shanghai Physical Ladies' Club Co., Ltd. ("Shanghai Joint Venture"), which operates two centers in the city of Shanghai, and Dalian Physical Ladies' Club Co., Ltd. ("Dalian Joint Venture"), which operates fitness and spa facility in the city of Dalian. The Company, through its subsidiaries, holds a 92.5% interest in the Shanghai Joint Venture and a 90% interest in the Dalian Joint Venture. The minority interest in the Dalian joint ventures is held by the joint venture's Chinese partner. China regulations of the fitness and spa facilities encourage joint ventures with a foreign company and provide less restrictive regulations of such form of business entities. See "Government Regulation - China".

        The Company provides its customers, at each location, with access to a wide range of U.S.- styled fitness and spa services. The Company offers to its customers a membership for the use of its fitness facilities, which include extensive aerobics programs, personalized training, cardiovascular conditioning and strength training. The facilities are equipped with the latest in Western exercise equipment, including LifeFitness, Cybex, Flex and Precor. Spa and beauty treatment services are provided to both members and visitors, and include skin care and facial treatments, massage, relaxation programs, weight-management programs and personalized make-up consultations. The Company also sells at the facilities a variety of exercise clothing and European beauty products and cosmetics. Based on the number of the Company's facilities members, management believes that the Company is among the top providers of fitness, exercise, and spa/beauty treatment services in Hong Kong and China, with approximately 60,000 members.

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

        In the opinion of the Company's management, current competition in China is, in general, comprised mainly of government operated facilities that offer either fitness or beauty services, in small facilities that lack modern equipment. The Company is aware of no Western quality facilities of comparable size to that of the Company's facilities currently operating in China. The Company expects that rising consumer incomes, increasing health awareness and growing access to foreign goods and trends, should continue to create increased demand for fitness and spa services in China. In 1996, the Company (through its subsidiaries) entered into two additional joint ventures in Zhongshan (Zhongshan Joint Venture) and Shenzhen (Shenzhen Joint Venture), China, however, such joint ventures have not commenced any operations yet. The Company explores the possibilities of opening the centers in Zhongshan and Shenzhen in the future, however, there can be no assurances given that such joint ventures will start operations or that such centers will be opened as currently contemplated by the management. See "Business of the Company - Business Strategy".

         The Company's strategy for maintaining its strong presence in Hong Kong is to continue to provide existing and new members with high quality services at an affordable price and by periodically upgrading the facilities as new developments and technology emerge in the industry. The Company's objective is to add new services and treatments to keep the Company current with market trends and to promote and enhance the Company's reputation of providing value-driven services to its customers. The Company places heavy emphasis on staff training which is supported by an in-house training department and on-going classes. The Company opened a new center in Tsuen Wan, a major district of the Western Kowloon province of Hong Kong in July, 1998 and additional facilities in Sheraton Hotel, Tsimshatsui, Hong Kong in July, 1999. The Company proposes to open a new center in Tuen Mun, New Territories in Mid-2000 which is solely offering fitness services to customers. See "Business of the Company - Properties".

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

        The Company maintains its executive and administrative office Hong Kong at:

Lee Theatre Plaza 12/F - 15/F
99 Percival St., Causeway Bay, HONG KONG
The telephone number of the Company in Hong Kong is (852) 2572-8888.

         Unless the context requires otherwise, as used herein, any reference to the Company includes the Company's subsidiaries - Physical Beauty & Fitness Holdings Limited, Physical Health Centre Hong Kong, Ltd., Regent Town Holdings Ltd., Mighty System Ltd., Supreme Resources Ltd., Physical Health Centre (Tuen
Mun) Ltd. (formerly known as Physical Health Centre (Zhong Shan) Limited, Zhongshan Physical Ladies' Club, Ltd., Ever Growth Ltd., Proline Holdings Ltd., Shanghai Physical Ladies' Club Company Ltd., Shanghai Physical Ladies' Club Co., Ltd., Jade Regal Holdings Ltd., Physical Health Centre( Dalian) Ltd., Dalian Physical Ladies' Club Co. Ltd., Star Perfection Holdings Ltd., Physical Health Centre (Shenzhen) Ltd., Shenzhen Physical Ladies' Club Company Ltd., Physical Health Centre (Tsuen Wan) Limited, Physical Health Centre (Macau) Limited, Physical Health Centre (TST) Limited, and Global Resources Limited. See also "Business - Organization".

THE COMPANY'S BUSINESS

General
-------

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

                                            Date of                         Equity interest
                                           acquisition/          Place of     owned by the
Name of Company                             formation         incorporation      Company       Principal activities
---------------                            ----------        --------------  ---------------   --------------------
                                                                             Direct   Indirect
                                                                             ------   --------
Physical Beauty & Fitness Holdings         March 8, 1996         BVI         100%     -        Investment holding
Limited ("Physical Limited")

Physical Health Centre Hong Kong           March 2, 1990         Hong Kong   -        91.4%    Operating 5 Fitness
  Limited ("Hong Kong Limited")                                                                Centres in Hong Kong

Regent Town Holdings Limited               September 20, 1993    BVI         -        92.5%    Investment holding
  ("Regent")

Supreme Resources Limited ("Supreme")      September 29, 1994    Hong Kong   -        70%      Operating a beauty
                                                                                               treatment center
                                                                                               in Hong Kong

Physical Health Centre (Tuen Mun) Limited  September 29, 1994    Hong Kong   -        100%     Investment holding
  (formerly known as
  Physical Health Centre
  (Zhong Shan) Limited)*

Zhongshan Physical Ladies' Club Ltd.       October 29, 1996      The PRC     -        95%      Operating a Fitness
  (owned by Zhongshan Physical)* (1)                                                           Center in Zhong
                                                                                               Shan, the PRC

Ever Growth Limited ("Ever Growth")        September 29, 1994    Hong Kong   -        100%     Property holding

Proline Holdings Limited ("Proline")       September 28, 1994    BVI         -        92.5%    Investment holding
  (wholly owned by Regent)

Shanghai Physical Ladies' Club Company     September 28, 1994    Hong Kong   -        92.5%    Investment holding
  Limited ("Shanghai Physical")
  (wholly owned by Proline)

Shanghai Physical Ladies' Club Co., Ltd.   September 28, 1994    The PRC     -        92.5%    Operating two
  (owned by Shanghai Physical)(1)                                                              Fitness Centers
                                                                                               in Shanghai,
                                                                                               the PRC

Mighty System Limited ("Mighty")           December 15, 1994     BVI         -        100%     Provision of
                                                                                               marketing service for
                                                                                               cosmetic sales

Jade Regal Holdings Limited ("Jade         March 15, 1994        BVI         -        100%     Investment holding
   Regal")

Physical Health Centre (Dalian) Limited    March 15, 1996        Hong Kong   -        100%     Investment holding
  (Dalian Physical") (wholly
  owned by "Jade Regal")

Dalian Physical Ladies' Club Co., Ltd.     March 15, 1996        The PRC     -        90%      Operating a Fitness
  (90% owned by Dalian Physical) (1)                                                           Centre in Dalian,
                                                                                               the PRC

Star Perfection Holdings                   April 15, 1996        BVI         -        100%     Investment holding
  Limited ("Star Perfection")

Physical Health Centre (Shenzhen)          April 15. 1996        Hong Kong   -        100%     Investment holding
  Limited ("Shenzhen Physical")
  (wholly owned by Star
  Perfection)

Shenzhen Physical Ladies' Club Co. Ltd.    August 16, 1996       The PRC     -        90%      Operating a Fitness
  (owned by "Shenzhen Physical")* (1)                                                          Centre in
                                                                                               Shenzhen, the PRC

Physical Health Centre                     March 21, 1997        Hong Kong   -        100%     Investment holding,
  (Macau) Limited*   **                                                                        Operating a
                                                                                               Macau Centre

Physical Health Centre **                  September 8, 1997     Hong Kong   -        100%     Operating a Fitness
  (Tsuen Wan) Limited                                                                          Centre in Hong Kong

Physical Health Centre **                  December 1, 1998      Hong Kong   -        100%     Operating a Fitness
(TST) Limited                                                                                  Center in Hong Kong

Global Resoures Limited **                 December 1, 1998      Hong Kong   -        100%     Investment holding
-------------------

(1) See Notes to the Financial Statements * Proposed new center; not opened yet. ** Not shown on the organizational chart.

The Company opened new centers in Tsuen Wan in July, 1998 and Sheraton Hotel, Tsimshatsui,Hong Kong in July, 1999.

See also "Company - Properties". The Company's organizational chart is set forth below on the next page.


                    ORGANIZATION CHART OF PHYSICAL SPA & FITNESS INC.
                    --------------------------------------------------

                              Physical Spa & Fitness Inc.
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
Regent Town    Mighty   Jade Regal  Physical Health   Supreme     Star     Physical     Ever Growth
  Holdings     System    Holdings       Centre       Resources Perfection   Health        Limited
  Limited     Limited    Limited      Hong Kong       Limited    Holdings    Centre
                                       Limited                   Limited  (Tuen Mun)
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


                                        TYPE OF     INTERESTS                                      PROFIT
NAME OF THE                              JOINT     OWNED BY THE    TERM OF THE    REGISTERED       SHARING
JOINT VENTURE             LOCATION      VENTURE      COMPANY      JOINT VENTURE     CAPITAL*      ARRANGEMENT
                                                                                            Foreign   Chinese
                                                                                            partner   partner
                                                                                            -------   -------
Shanghai Physical      Huangpu and    Co-operative    92.5%(1)    10 years        Originally    See Shanghai Joint Ladies' Club
Co.,                   Hongqiao,                                  (exp. 2003)     US$1,000 in   Venture below
Ltd. ("Shanghai        Shanghai                                                   cash and
Joint Venture")                                                                   increased to
                                                                                  US$2,000 in
                                                                                  cash in 1995

Dalian Physical        Dalian         Equity          Originally  12 years        Originally    Pro-rata to equity Ladies' Club
Co.,                                                  55% and     (exp. 2007)     Rmb10,000 in  interests
Ltd. ("Dalian                                         changed to                  cash and
Joint Venture")                                       90% in 1996                 changed to
                                                                                  Rmb1,000 in
                                                                                  cash and
                                                                                  Rmb9,000
                                                                                  in form of
                                                                                  fixed assets
                                                                                  and renovation
                                                                                  materials
                                                                                  in 1996.

Shenzhen Physical      Shenzhen       Co-Operative    90%         10 years        HK$4,600 in   Pro-rata to equity Ladies' Club
Co.,                                                              (exp. 2006)     form of cash  interest
Ltd. ("Shenzhen                                                                   and fixed
Joint Venture")**                                                                 assets

Zhongshan Physical     Zhongsan       Equity          95%         10 years        US$500 in     Pro-rata to equity Ladies Club
Co., Ltd.                                                         (exp. 2006)     form of cash  interest
("Zhongshan                                                                       and fixed
Joint Venture")**                                                                 assets


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

         ZHONGSHAN JOINT VENTURE. In June 1996, Physical Health Center (Zhong
Shan) Ltd. ("Zhongshan Physical", now known as Physical Health Centre (Tuen Mun) Limited), entered into a joint venture contract, as supplemented in August, 1996, with a Chinese enterprise in Zhongshan, China to establish a Sino-foreign cooperative joint venture for the provision of fitness and spa services. The joint venture period is 10 years from issue date of the business license on October 29, 1996. The Chinese joint venture partner will be entitled to HK$30,000 per annum in the form of a technology introduction fee. The Chinese joint venture partner will not be entitled to share in profits after receipt of the technology introduction fee. All the benefits and liabilities of the joint venture will be assumed by Zhongshan Physical. The agreement is subject to approval by relevant PRC authorities in Zhongshan. As of the date of this report, however, both joint venture partners have not contributed the required capital according to the requirements of the contract. Such default in the funding obligations will require renegotiations between the two partners and may also trigger default remedies as specified in the joint venture contract. Further, a failure to meet regulatory time limits set by the State Administration of Industry and Commerce for capital contributions could result in the cancellation of the approval of the joint venture's business license. The joint venture has not yet commenced operations as of this date. The Company is negotiating with the Chinese enterprise to terminate the joint venture contract and it believes that the default remedies are unlikely to be imposed on either parties.

         SHENZHEN JOINT VENTURE. In 1996, Shenzhen Physical Ladies' Club Co., Ltd., entered into a joint venture contract with a Chinese enterprise in Shenzhen, China to establish a Sino-foreign cooperative joint venture for the provision of fitness and spa services. According to the laws in the PRC and the terms of the joint venture contract, both joint venture partners are obliged to fulfill their capital contribution requirements into the joint venture within a specified period of time after the issue of the business license. As of the date of this Report, however, both joint venture partners have not contributed the required capital according to the requirements of the contract. Such default in the funding obligations will require renegotiations between the two partners and may also trigger default remedies as specified in the joint venture contract. Further, a failure to meet regulatory time limits set by the State Administration of Industry and Commerce for capital contributions could result in the cancellation of the approval of the joint venture's business license.
  The joint venture has not yet
commenced operations as of this date. The Company is negotiating with the Chinese enterprise to terminate the joint venture contract and it believes that the default remedies are unlikely to be imposed on either parties.

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

HONG KONG

        The first facility was opened in the Mei Foo Sun Chuen area of Hong Kong, which has a population of approximately 680,000. The Company's first center offered fitness training and spa treatment facilities at a price thought to be affordable by its target middle-class customers. The Mei Foo Center operates under a membership basis and is open to both male and female customers and is the Company's only center that has male members. The Mei Foo Center proved profitable and within a year, it had enrolled more than 700 members and 1,000 clients for spa treatments. In 1990 the Mei Foo Center was expanded by acquiring by the Company's subsidiary an additional 700 square feet, immediately above the existing facility. In December 1999, the spa facility was further expanded by approximately 2,000 square feet, resulting in a total of 10,000 square feet. The Mei Foo center operates under the name "Physical Health Club".

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

        The Company proposes to open its ninth center in Tuen Mun, New Terrritories in Mid-2000. (See "Description of Property")


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

        The Company intends to build on its momentum, relationships and standard of quality in several ways. First, the Company intends to expand its presence in Hong Kong and China through the establishment of new fitness and spa centers in Hong Kong (see "Business-Organization-Hong Kong") and China, and through the addition of qualified personnel, including fitness instructors and spa personnel in the existing facilities. Second, in conjunction with its expansion, the Company intends to increase the variety of fitness and spa services provided and products sold on a retail basis at each location. For example, the Company currently is developing plans to develop corporate and personal fitness training services in China.

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

FITNESS

        The Centers emphasize the benefits of health, physical fitness and exercise by providing a wide range of exercise equipment from the United States and Europe including free-weights, strength systems and cardiovascular machines from manufacturers such as Life Fitness, Cybex , Flex, and Precor. The Company places a particular emphasis on the quality of its fitness managers and instructors by providing continuous training both in Hong Kong and overseas.

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

        Under the plans, new members are charged a membership fee upon admission and a monthly fee each month to maintain their membership privileges. The initial membership fees are non-refundable and range from approximately HK$800 (US$103) to HK$1,500 (US$193), depending on the diversity of facilities and services available at the club of enrollment, the local competitive environment, as well as the effects of seasonal price strategies. Monthly dues for memberships generally range from HK$168 (US$22) to HK$299 (US$38) during the typical membership period. Prepayment of the monthly fee is encouraged by offering a discount for members who prepay for six or twelve months. Members are also provided on a monthly basis 10 aerobic coupons on free-of-charge basis at Hong Kong locations. Any member who attends additional classes has to purchase coupons at HK$15 (US$2) each. China locations include aerobics classes with monthly dues.

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

        A key component of the Company's marketing strategy is to cluster numerous fitness centers in major media markets in order to increase the efficiency and cost effectiveness of its marketing and advertising programs. Advertising consists of (i) television, (ii) newspapers,telephone directories and other promotional activities and (iii) radio, which were accounted for approximately 10%, 80%, and 10%, respectively, of the Company's total advertising expenses in 1999.

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

Upscale Market
--------------

        The Hong Kong upscale market consists of exclusive private clubs which usually provide both fitness services and spa treatments at very high prices. These private clubs are typically oriented towards women and offer a great deal of variety to their customers. Annual membership fees average approximately HK$19,000 (US$2,500) and beauty treatments are charged separately upon usage. These facilities use expensive, name-brand equipment, luxurious decoration, large areas of space up to 30,000 sq ft, and offer a wide range of services to attract customers. The two primary clubs in this category are Philip-Wain and Body by Deborah International Health Spa. There are certain upscale market establishments which provide fitness services only, most are for both male and female, and are concentrated in one area of Hong Kong. The joining fees range from HK$2,000 (US$257) to HK$7,000 (US$899) with monthly membership fees ranging from HK$350 (US$45) to HK$800 (US$103). These establishments range in size from 10,000 sq ft to 30,000 sq ft. Examples are Ray Wilson s California Gym and New York Fitness. Another fitness only company, Tom Turk, was the earliest entrant into the Hong Kong Market, with the first outlet opening in the early 1980's. The Tom Turk facilities have fees that target between the upper and middle market customer, and their two locations are each approximately 30,000 sq. ft. Tom Turk attracts primarily a male clientele and emphasizes their extensive line of free weights, workout equipment and swimming pools. The Company's fitness/spa facilities compete directly primarily with the middle markets (see below), with the exception of Renaissance Beauty Center, which targets upscale market.

Middle Market
-------------

        There are very few establishments in this class which provide both fitness services and spa/ beauty treatments in a single facility. The closest competitor would be a facility called Mid-City, which provides both services for men and women. This facility has only one location with an area of approximately 15,000 sq ft. Another competitor of the Company in the same category is Modern Beauty Salon with six locations of various sizes up to approximately 15,000 sq. ft. An average down payment joining fee of HK$2,000 (US$257) is required to become a member of the above centers. Another establishment which provides only fitness services is The Lift Club. The Lift Club has three outlets in prime locations, with approximately 10,000 sq ft each. The joining fee is HK$1,600 (US$206) and the monthly fee is HK$550 (US$71). The operators of spa/beauty services only which are in direct competition with the Company include Expression, with one location, and Angel Face Beauty Creations (International) Ltd., with nine locations. The management believes that, these facilities do not offer as high a level of fitness equipment and instruction as the Company does and that the Company offers a more comprehensive level of spa treatments than these facilities. The Company targets primarily the middle market.

Low-End Market
--------------

        In this category, most establishments only provide either fitness services or simple beauty treatments. These establishments are usually much smaller in size and have a limited range of services. Representatives of the low-end market include Frank & Wit, The Fitness Gym, Paradise Health Club, Tess Beauty, and Health City. Joining fee to these facilities vary from HK$600 (US$77) to HK$2,000 (US$257), and monthly fees average approximately HK$430 (US$55). In addition, there are numerous smaller facilities operating inside the shopping arcades, and/or associated with hair salons and department stores. Management believes that the Company does not directly compete with this market.

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

Employees

        The Company has approximately 800 employees, including approximately 40 commission based sales executives. Approximately 380 employees are involved in fitness operations, including sales personnel, instructors, and supervisory personnel. Approximately 290 employees are involved in beauty and spa operations. Approximately 90 are administrative support personnel, including accounting, marketing, training and other services.

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

ITEM 2.  DESCRIPTION OF PROPERTY

        The Company's headquarters which include the Company's executive and administrative offices are located at a 30,000 square feet facility in Hong Kong pursuant to a lease expiring February 28, 2003. The Company relocated its headquarters and its Causeway Bay location to this location in Mid-1997 in order to accommodate additional customers, and more extensive lines of fitness and spa treatment equipment.

        Aggregate rental expense was approximately HK$29.4 million (US$3.8 million), HK$36.0 million (US$4.6 million) and HK$47.2 million (US$6.1 million)for the year ended December 31, 1997, 1998 and 1999, respectively.

        Mei Foo is the only location indirectly partially owned by the Company. The Company ( through its subsidiary, Ever Growth Limited), directly owns 700 sq. ft. of the property where the Mei Foo center is located. There are 7,300 sq. ft. located in the same building for fitness facility and an additional 2,000 sq. ft. for the spa facility located in the same district.

        Set forth below is the information regarding the Company's centers in Hong Kong and China.

                    FITNESS/SPA CENTERS - HONG KONG AND CHINA
                    -----------------------------------------
                                                                                                   Current Monthly
HONG KONG                      Size              Own/Lease     Term Expiration   Renewal Option    Rent(1)(2)
---------------                ----              ---------     ---------------   --------------    ---------------

Shop A on 11-F, 12/F-15/F.,    30,000 sq. ft.    Lease         2/28/2003         None              HK$1,122,236
Lee Theatre Plaza
99 Percival Street
Causeway Bay, Hong Kong

10/F-12/F., Storeroom on       25,000 sq. ft.    Lease         1/31/2003 (3)     None              HK$564,905
5/F, Room 701A,
Prestige Tower
23-25 Nathan Road
Tsimshatsui, Hong Kong

Shop Nos. 125, 126 and 131-133 10,200 sq. ft.    Lease         5/19/2001 (4)     2 Years           HK$423,667
Level 1,
Grand Central Plaza
Shatin, Hong Kong

18/F - 21/F City Landmark      50,000 sq. ft.    Lease         3/31/2001         5 Years           HK$1,048,287
No. 68 Chung On Street
Tsuen Wan, Hong Kong

Unit 605-609, Level 6          3,200 sq. ft.     Lease         7/4/1999  (4)     None              HK$111,915
NewTown Tower, 10-18
Pak Hok Ting Street
Shatin, Hong Kong



                                                                                                  Current Monthly
HONG KONG (Continued)         Size             Own/Lease     Term Expiration   Renewal Option         Rent(1)(2)
---------------------         ----             ---------     ---------------   --------------    ---------------

P/F., Stage 8                 8,000 sq. ft.    Own/lease     4/30/2001         None              HK$102,343
122B Broadway Street
Mei Foo Sun Chuen,
Hong Kong

Shop 66, P/F                  2,000 sq. ft.    Lease         9/1/2002          None              HK$92,658
Stage 3
26-50 Broadway
Mei Foo Sun Chuen
Hong Kong

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
(4) Lease for Unit 605-609, New Town Tower, 10-18 Pak Hok Ting Street, Shatin, Hong Kong was granted an early surrender on October 15, 1998.

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

         In November, 1999, the company signed an offer letter for space of 15,000 sq. ft. to be used for fitness services at Tuen Mun, New Territories. The lease has a term of 3 years with a first option to renew for a further term of 3 years and a second option to renew for another term of 2 years. The term include a lease payment of HK$394,289 (US$50,654) per month for the first 3 years and HK$473,147 (US$60,785) per month for the fourth to sixth year. The rent will be at the then open market rent afterwards. The lease also includes a management fee of HK$117,527 (US$15,098) per month.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended December 31, 1999.

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

        The last reported closing bid price of Common Stock reported by NASD was on June 18, 1999 at $0.156 per share of Common Stock. Since that time there were no reported sales of the Company's Common Stock. As of December 31, 1999, there were approximately 624 record holders of the Company's Common Stock. The Company effected a 1.333333-for-1 reverse split of its Common Stock in October 1997 and a 1-for-1.333333 forward stock split in June 1998.

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

Company's Overview
------------------

        The Company, through its predecessor companies and its subsidiaries, has been an established commercial operator of fitness and spa centers in Hong Kong and China since 1986 (see "Company - History"). The Company currently operates eleven facilities: eight in Hong Kong and three in China. Based on the number of the members of the Company's facilities, management believes that the Company is one of the top providers of fitness facilities and spa and beauty treatment services in Hong Kong and China, with approximately 60,000 members. The Company offers to its customers, at each location, access to a wide range of U.S.- styled fitness and spa services.

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

RESULTS OF OPERATIONS

        The Company's revenues are derived from its two main lines of business of fitness and spa services in three principal ways: sale of memberships to fitness facilities, monthly membership fees and the sale of beauty treatments . The sale of beauty products and exercise clothing also contributes an insignificant amount to the total revenues. In respect to fitness services, customers are invited to join as a member at a fee currently set at HK$2,000(US$257) for one person. (A current promotion allows a special fee of HK$500 (US$64) at a particular booth). A monthly subscription fee of HK$299 (US$38) is charged to each customer for the usage of the fitness center and spa area.

        In respect to beauty treatments, the customers may purchase single treatments, or in packages of ten or more treatments, with quantity discounts available. There is a wide range of beauty treatments available at prices ranging from HK$400 (US$51) to HK$13,000 (US$1,670).

        The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

                                                              Years Ended December 31,
                                                              ------------------------
                                                         1997           1998          1999
                                                         ----           ----          ----
Operating Revenues                                      100.00%        100.00%       100.00%

Total operating expenses                                 83.12%         90.05%        89.02%

Operating income                                         16.88%          9.95%        10.98%

Income before income taxes and minority
interests                                                15.57%          8.38%         9.48%

Provision for income and deferred taxes                   4.68%         (0.05%)        1.95%

Minority interests                                        0.98%          0.57%         0.23%

Net income                                                9.91%          7.87%         7.31%
                                                        ========       ========       =======

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------

        OPERATING REVENUES. The Company's operating revenues showed the continuous growth in the fiscal year ended December 31, 1999 as compared to the fiscal year ended December 31, 1998. Operating revenues for the fiscal year ended 1999 totaled HK$253,172,000 (US$32,525,000) compared to HK$210,209,000
(US$27,005,000) in the fiscal year ended December 31, 1998, representing an increase of 20%. Operating revenues derived by the Company's fitness services increased 19% to HK$166,917,000 (US$21,444,000)compared to HK$139,829,000
(US$17,964,000) in the fiscal year ended December 31, 1998. Fitness revenues as a percentage of total revenues were 66% in the fiscal year ended December 31, 1999 as compared to 67% in the fiscal year ended December 31, 1998.

        Operating revenues for the Company's beauty treatments totaled HK$86,225,000 (US$11,077,000)compared to HK$70,317,000 (US$9,034,000) in the fiscal year ended December 31, 1998, representing an increase of 23%. Beauty revenues as a percentage of total revenues were 34% in the fiscal year ended December 31, 1999 as compared to 33% in the fiscal year ended December 31, 1998.

        Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$238,096,000 (US$30,588,000), or 94% of total operating revenues in the fiscal year ended December 31, 1999 as compared to HK$192,692,000 (US$24,755,000) or 92% of total operating revenues in the fiscal year ended December 31, 1998.

        Operating revenues derived from the Company's China locations generated HK$15,076,000 (US$1,937,000), or 6% of total operating revenues in the fiscal year ended December 31, 1999 as compared to HK$17,517,000 (US$2,250,000) or 8% of total operating revenues in the fiscal year ended December 31, 1998.

        OPERATING EXPENSES. The Company's operating expenses for the fiscal year ended December 31, 1999 totaled HK$225,367,000 (US$28,953,000)compared to HK$189,295,000 (US$24,318,000)in the fiscal year ended December 31, 1998, representing an increase of 19%. The increase in the operating expenses was primarily due to higher salaries and commissions as a result of increased revenues and additional rent and related expenses incurred by the new Tsuen Wan branch and Sheraton branch which opened in July 1998 and July 1999 respectively. Total operating expenses, after taking into account all corporate expenses, were 89% of total operating revenue as compared to 90% of last year.

        Operating expenses associated with the Company's Hong Kong locations were HK$206,822,000 (US$26,570,000) in the fiscal year ended December 31, 1999, representing an increase of HK$39,716,000 (US$5,102,000) or 24% as compared to HK$167,106,000 (US$21,468,000) in 1998. Hong Kong operating expenses represented 92% of total operating expenses in the fiscal year ended December 31, 1999 as compared to 88% in 1998. The increase in operating expenses was primarily incurred by a new branch in Sheraton Hotel, Hong Kong which has not yet been opened in 1998. The operating expenses for the Sheraton Hotel center amounted to HK$30,837,000 (US$3,962,000) in 1999. In addition, the Tsuen Wan center incurred operating expenses of HK$45,059,000 (US$5,789,000), representing an increase of HK$18,738,000 (US$2,407,000) over last year which reflected the 6-month operation since July 1998.

        Operating expenses associated with the Company's China locations were HK$18,545,000 (US$2,382,000) in the fiscal year ended December 31, 1999, representing a decrease of 16% as compared to HK$22,189,000 (US$2,851,000) in 1998. Operating expenses in China represented 8% of total operating expenses in the fiscal year ended December 31, 1999 as compared to 12% in 1998. The decrease in operating expenses was primarily due to less selling and administrative expenses incurred in the year.

        TOTAL NON-OPERATING EXPENSES (INCOME). Total non-operating expenses for the fiscal year ended December 31, 1999 totaled HK$3,793,000 (US$487,000) compared to HK$3,288,000 (US$422,000) in the fiscal year ended December 31, 1998, representing an increase of 15% due to higher interest expenses.

        PROVISION FOR INCOME TAXES. Provision for income taxes for the fiscal year ended December 31, 1999 totaled HK$4,933,000 (US$634,000). The effective tax rate of the year was 20.5%. For the fiscal year ended December 31, 1998, the Company provided income taxes of HK$4,382,000 (US$563,000) against which the Company settled prior years taxes and recorded the amount over provided in prior years in the amount of HK$4,490,000 (US$577,000). This resulted in a negative provision of HK$108,000 (US$14,000) in the fiscal year ended December 31, 1998.


        NET INCOME. The Company's net income for the fiscal year ended December 31, 1999 totaled HK$18,502,000 (US$2,377,000)compared to HK$16,536,000
(US$2,124,000) for the fiscal year ended December 31, 1998, representing an increase of 12%. The increase in the net income was mainly due to the additional contribution of the Sheraton Hotel center and Tsuen Wan center.


FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------

        OPERATING REVENUES. The Company's operating revenues showed a significant growth in the fiscal year ended December 31, 1998 as compared to the fiscal year ended December 31, 1997. Operating revenues for the fiscal year ended 1998 totaled HK$210,209,000 (US$27,005,000) compared to HK$148,954,000
(US$19,136,000) in the fiscal year ended December 31, 1997, representing an increase of 41%. Operating revenues derived by the Company's fitness services increased 70% to HK$139,829,000 (US$17,964,000)compared to HK$82,311,000
(US$10,574,000) in the fiscal year ended December 31, 1997. Fitness revenues as a percentage of total revenues were 67% in the fiscal year ended December 31, 1998 as compared to 55% in the fiscal year ended December 31, 1997.

        Operating revenues for the Company's beauty treatments totaled HK$70,317,000 (US$9,034,000)compared to HK$66,496,000 (US$8,543,000) in the fiscal year ended December 31, 1997, representing an increase of 6%. Beauty revenues as a percentage of total revenues were 33% in the fiscal year ended December 31, 1998 as compared to 45% in the fiscal year ended December 31, 1997.

        Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$192,692,000 (US$24,755,000), or 92% of total operating revenues in the fiscal year ended December 31, 1998 as compared to HK$126,939,000 (US$16,308,000) or 85% of total operating revenues in the fiscal year ended December 31, 1997.

        Operating revenues derived from the Company's China locations generated HK$17,517,000 (US$2,250,000), or 8% of total operating revenues in the fiscal year ended December 31, 1998 as compared to HK$22,015,000 (US$2,828,000) or 15% of total operating revenues in the fiscal year ended December 31, 1997.

        OPERATING EXPENSES. The Company's operating expenses for the fiscal year ended December 31, 1998 totaled HK$189,295,000 (US$24,318,000)compared to $HK123,804,000 (US$15,905,000)in the fiscal year ended December 31, 1997, representing an increase of 53%. The increase in the operating expenses was primarily due to the following factors: expenses incurred in connection with the opening of a new center (Tsuen Wan), a general increase in staff salaries as a result of higher revenues generated, depreciation charges and rental expenses incurred for enhanced facilities. Total operating expenses, after taking into account all corporate expenses, were 90% of total operating revenue as compared to 83% of last year.

        Operating expenses associated with the Company's Hong Kong locations were HK$167,106,000 (US$21,468,000) in the fiscal year ended December 31, 1998, representing an increase of HK$62,735,000 (US$8,059,000) or 60% as compared to HK$104,371,000 (US$13,408,000) in 1998. Hong Kong operating expenses represented 88% of total operating expenses in the fiscal year ended December 31, 1998 as compared to 84% in 1997. The increase was primarily due to increased marketing expenses of HK$10,238,000 (US$1,315,000), additional salary costs of HK$15,400,000 (US$1,978,000) as a result of higher revenues, increased depreciation charges of HK$3,682,000 (US$473,000) for the two enhanced premises which were relocated in Mid-1997, and additional expenses of HK$26,320,000 (US$3,381,000) incurred by a new branch in Tsuen Wan, Hong Kong which opened in July 1998.

        Operating expenses associated with the Company's China locations were HK$22,189,000 (US$2,851,000) in the fiscal year ended December 31, 1998, representing an increase of 14% as compared to HK$19,433,000 (US$2,497,000) in 1997. Operating expenses in China represented 12% of total operating expenses in the fiscal year ended December 31, 1998 as compared to 16% in 1997. The increase in operating expenses was primarily due to inflation and increased rental for the enhanced facility in Huang Pu, Shanghai.

        TOTAL NON-OPERATING EXPENSES (INCOME). Total non-operating expenses for the fiscal year ended December 31, 1998 totaled HK$3,288,000 (US$422,000) compared to HK$1,965,000 (US$252,000) in the fiscal year ended December 31, 1997, representing an increase of HK$1,323,000 (US$170,000) due to less interest income.

        PROVISION FOR INCOME TAXES. Provision for income taxes for the fiscal year ended December 31, 1998 totaled HK$(108,000)(US$(14,000))as compared to HK$6,969,000 (US$895,000)in the fiscal year ended December 31, 1997,representing a decrease of 102%.

        NET INCOME. The Company's net income for the fiscal year ended December 31, 1998 totaled HK$16,536,000 (US$2,124,000)compared to HK$14,756,000
(US$1,896,000) for the fiscal year ended December 31, 1997, representing an increase of 12%. The increase in the net income was mainly due to additional contribution from the new Tsuen Wan center.


FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------

        OPERATING REVENUES. The Company's operating revenues showed the continuous growth in the fiscal year ended December 31, 1997 as compared to the fiscal year ended December 31, 1996. Operating revenues for the fiscal year ended 1997, net of an additional provision for deferred income of HK$8,300,000 (US$1,066,000), totaled HK$148,954,000 (US$19,136,000) compared to
HK$111,230,000 (US$14,290,000) in the fiscal year ended December 31, 1996, representing an increase of 34%. Operating revenues derived by the Company's fitness services increased 122% to HK$82,311,000 (US$10,574,000) compared to HK$37,069,000 (US$4,762,000) in the fiscal year ended December 31, 1996. Fitness revenues as a percentage of total revenues were 55% in the fiscal year ended December 31, 1997 as compared to 33% in the fiscal year ended December 31, 1996.

        Operating revenues for the Company's beauty treatments totaled HK$66,496,000 (US$8,543,000) compared to HK$72,260,000 (US$9,283,000) in the fiscal year ended December 31, 1996, representing a decrease of 8%. This was mainly due to the Company's strategic plan to allocate more resources to promote its fitness business which prospered significantly in 1997. Beauty revenues as a percentage of total revenues were 45% in the fiscal year ended December 31, 1997 as compared to 65% in the fiscal year ended December 31, 1996.

        Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$126,939,000 (US$16,308,000) or 85% of total operating revenues in the fiscal year ended December 31, 1997 as compared to HK$81,990,000 (US$10,533,000) or 74% of total operating revenues in the fiscal year ended December 31, 1996.

        Operating revenues derived from the Company's China locations generated HK$22,015,000 (US$2,828,000) or 15% of total operating revenues in the fiscal year ended December 31, 1997 as compared to HK$29,240,000 (US$3,756,000) or 26% of total operating revenues in the fiscal year ended December 31, 1996.

        OPERATING EXPENSES. The Company's operating expenses for the fiscal year ended December 31, 1997 totaled $HK123,804,000 (US$15,905,000) compared to HK$79,553,000 (US$10,220,000) in the fiscal year ended December 31, 1996, representing an increase of 56%. The increase in the operating expenses was primarily due to the following factors: a general increase in staff salaries as a result of higher revenues generated, depreciation charges and rental expenses incurred for enhanced facilities. Total operating expenses, after taking into account all corporate expenses, were 83% of total operating revenue as compared to 72% of last year.

        Operating expenses associated with the Company's Hong Kong locations were HK$104,371,000 (US$13,408,000), representing an increase of 71% as compared to HK$60,929,000 (US$7,827,000) in the fiscal year ended December 31, 1996. Hong Kong operating expenses represented 84% of total operating expenses in the fiscal year ended December 31, 1997 as compared to 77% of total operating expenses in fiscal year ended December 31, 1996. The increase in operating expenses was primarily due to additional rent and related expenses, and depreciation as a result of relocation of two branches in mid-1997, and additional salary costs due to increased revenues.

        Operating expenses associated with the Company's China locations were HK$19,433,000 (US$2,497,000) representing a moderate increase of 4% due to inflation as compared to HK$18,624,000 (US$2,393,000) in the fiscal year ended December 31, 1996. Operating expenses in China represented 16% of total operating expenses in the fiscal year ended December 31, 1997 as compared to 23% of total operating expenses in the fiscal year ended December 31, 1996.

        TOTAL NON-OPERATING EXPENSES (INCOME). Total non-operating expenses for the fiscal year ended December 31, 1997 totaled HK$1,965,000 (US$252,000) compared to total non-operating income of HK$43,000 (US$6,000) in the fiscal year ended December 31, 1996, representing a decrease of HK$2,008,000 (US$258,000) due to additional interest expenses incurred for bank loans.

        PROVISION FOR INCOME TAXES. Provision for income taxes for the fiscal year ended December 31, 1997 totaled HK$6,969,000 (US$895,000) as compared to HK$8,398,000 (US$1,079,000) in the fiscal year ended December 31, 1996, representing a decrease of 17%. The effective tax rate of operating income remained at 26%.

        NET INCOME. The Company's net income for the fiscal year ended December 31, 1997 totaled HK$14,756,000 (US$1,896,000) compared to HK$21,759,000
(US$2,795,000) for the fiscal year ended December 31, 1996, representing a decrease of 32%. The decrease in the net income was mainly due to a substantial portion of expansion overhead being recognized in the fiscal year ended December 31, 1997, however, the joining fee revenues derived in association with such expansion were not fully recognized in the same time period in accordance with the Company's accounting policy of recognizing such revenues over the expected membership life of the new members.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, loans from third parties (outside investors ) and minority shareholders of subsidiaries, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions. See Notes to Financial Statements (Note 6 "Short Term Bank Loans"; Note 7 "Long Term Bank Loans"; and Note 9 "Obligations under Finance Leases").

        Cash and cash equivalent balances for the fiscal years ended December 31, 1999 and December 31,1998 were HK$2,896,000 (US$372,000) and HK$1,721,000
(US$221,000) respectively.

        Net cash provided by operating activities were HK$42,618,000(US$5,473,000), HK$47,075,000 (US$6,048,000), and HK$56,368
(US$7,242,000) for fiscal year 1999, fiscal year 1998, and fiscal year 1997 respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$44,612,000 (US$5,731,000), HK$37,700,000 (US$4,843,000), and HK$62,869,000
(US$8,077,000) for fiscal year 1999, fiscal year 1998, and fiscal year 1997 respectively, primarily as a result of expenditures for property, plant and equipment. Net cash provided (used) in financing activities, which mainly include bank loan repayments, net of proceeds from new bank loans, were HK$3,166,000(US407,000), HK$(9,593,000) (US$(1,232,000)), and HK$5,887
(US$756,000) for fiscal year 1999, fiscal year 1998, and fiscal year 1997 respectively.

        The Company's long-term loans bear interest rates varying from 10% to 12% per annum. The total balance outstanding as of December 31, 1999 on such loans was HK$7,438,000 (US$956,000). The last repayment on the loans is due in 2006. The Company also had various banking facilities available from financial institutions amounting to approximately HK$27,200,000 (US$3,494,000). These facilities were secured by certain leasehold property in Hong Kong owned by the Company's subsidiary (Ever Growth Limited), fixed deposits owned by the Company's subsidiaries (Physical Health Centre (TST) Limited and Physical Health Centre (Tsuen Wan) Limited), relatives of Mr. Luk, related company and personal guarantees from Mr. Luk and his relatives, respectively.

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

        The Company's trade receivable balance at December 31, 1999, was HK$3,895,000 (US$500,000). The Company has never experienced any significant problems with collection of accounts receivable from its customers.

        Capital expenditures for fiscal years 1997, 1998 and 1999 were HK$57,922,000 (US$7,441,000), HK$48,813,000 (US$6,271,000) and HK$51,010,000
(US$6,553,000), respectively. The Company believes that cash flow generated from its operations and its existing credit facilities should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months.

         YEAR 2000 DISCLOSURE

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Company has undergone a system redevelopment project to improve the efficiency of the system with respect to changing its computer programs to properly identify a year in the year field.

The cost of such new system is estimated to be HK$800,000 (US$103,000) and the implementation time was July 1999. The Company has already obtained an estimate of the cost from the software service company, and in the opinion of the Management such cost can be controlled as proposed. The Company's maintenance charges for the new system were as follows:

         1998                       HK$120,000 (US$15,400)
         1999                       HK$ 96,000 (US$12,300)
         2000 and onwards           HK$ 64,000 (US$8,200)

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The consolidated financial statements of the Company required to be included in
Item 7 are set forth in the Financial Statements Index.

Independent Auditors' Report of William D. Lindberg.........................F-1

Independent Auditors' Report of Moores Rowland..............................F-3

Consolidated Balance Sheets as of December 31, 1998 and 1999................F-4

Consolidated Statements of Operations for the years ended December 31,
1997, 1998 and 1999.........................................................F-5

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1997, 1998 and 1999............................................F-6

Consolidated Statements of Cash Flows for the years ended December 31,
1997, 1998 and 1999.........................................................F-7

Notes to Consolidated Financial Statements..................................F-8

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



                                          /S/  WILLIAM D. LINDBERG


Costa Mesa, California,
June 30, 1999

                                                   INDEPENDENT AUDITORS' REPORT
                                                   AUDITED FINANCIAL STATEMENTS
                                                   PHYSICAL SPA & FITNESS INC.
                                                   31 DECEMBER 1999

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of PHYSICAL SPA & FITNESS INC.


We have audited the accompanying consolidated balance sheets of Physical Spa & Fitness Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 1999 and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.


/S/ MOORES ROWLAND
CHARTERED ACCOUNTANTS
CERTIFIED PUBLIC ACCOUNTANTS
Hong Kong

Date: March 17, 2000

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except share and per share data)


                                                                                      AS OF DECEMBER 31
                                                                       ----------------------------------------------
                                                                            1998            1999            1999
                                                                             HK$             HK$             US$

ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                      1,721           2,896             372
Trade receivables                                                              7,364           3,895             500
Rental and utility deposits                                                    9,829          11,654           1,497
Prepayments to vendors and suppliers and other current assets                  5,232           7,727             993
Inventories                                                                    2,504           2,551             328
Due from related companies (Note 11(d))                                        8,413           8,373           1,076
Due from a stockholder                                                         4,404           4,110             528
                                                                       --------------  --------------  --------------

TOTAL CURRENT ASSETS                                                          39,467          41,206           5,294
                                                                       --------------  --------------  --------------

Bank deposits, collateralized                                                      -           3,522             452
Prepayments for construction-in-progress                                       6,614             467              60
Property, plant and equipment, net (Note 5)                                  123,560         140,936          18,106
                                                                       --------------  --------------  --------------

TOTAL ASSETS                                                                 169,641         186,131          23,912
                                                                       ==============  ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term bank loans (Note 6)                                                 6,232           8,606           1,105
Long-term bank loans - current portion (Note 7)                                4,327           1,851             238
Accounts payable and accrued expenses                                         21,362          18,300           2,351
Obligations under finance leases - current portion (Note 9)                    4,924           4,747             610
Deferred income - current portion                                             30,098          22,828           2,933
Deferred liabilities - current portion                                         2,015           2,304             296
Income taxes payable                                                           4,066           5,991             770
Taxes other than income                                                        8,952           3,182             409
                                                                       --------------  --------------  --------------

TOTAL CURRENT LIABILITIES                                                     81,976          67,809           8,712
                                                                       --------------  --------------  --------------

Deferred income - non-current portion                                              -             999             128
Deferred liabilities -  non-current portion                                    2,873           5,533             710
Long-term bank loans -  non-current portion (Note 7)                           6,519           5,587             718
Loans from minority stockholders of subsidiaries                               4,200           4,200             540
Obligations under finance leases - non-current portion (Note 9)                4,215          12,114           1,556
Deferred taxation                                                              4,712           5,661             727
Minority interests                                                             5,144           5,721             735

STOCKHOLDERS' EQUITY:
Common stock, par value US$0.001 each,
   100 million shares of stock authorized;
   10 million shares of stock issued and outstanding                              78              78              10
Cumulative translation adjustments                                               116             119              15
Retained earnings                                                             59,808          78,310          10,061
                                                                       --------------  --------------  --------------

TOTAL STOCKHOLDERS' EQUITY                                                    60,002          78,507          10,086
                                                                       --------------  --------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   169,641         186,131          23,912
                                                                       ==============  ==============  ==============

The financial statements should be read in conjunction with the accompanying notes.
------------------------------------------------------------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except share and per share data)


                                                                          YEAR ENDED DECEMBER 31
                                                       --------------------------------------------------------------
                                                            1997            1998            1999            1999
                                                             HK$             HK$             HK$             US$

OPERATING REVENUES                                           148,954         210,209         253,172          32,525
                                                       --------------  --------------  --------------  --------------

OPERATING EXPENSES
Salaries and commissions                                     (34,459)        (56,415)        (70,729)         (9,086)
Rent and related expenses                                    (36,222)        (46,527)        (63,931)         (8,214)
Depreciation                                                 (18,274)        (25,781)        (33,187)         (4,263)
Other selling and administrative expenses                    (34,849)        (60,572)        (57,520)         (7,390)
                                                       --------------  --------------  --------------  --------------

Total operating expenses                                    (123,804)       (189,295)       (225,367)        (28,953)
                                                       --------------  --------------  --------------  --------------

INCOME FROM OPERATIONS                                        25,150          20,914          27,805           3,572
                                                       --------------  --------------  --------------  --------------

NON-OPERATING INCOME (EXPENSES)
Other income, net                                              2,186             645             452              58
Interest expenses                                             (4,151)         (3,933)         (4,245)           (545)
                                                       --------------  --------------  --------------  --------------

Total non-operating income (expenses)                         (1,965)         (3,288)         (3,793)           (487)
                                                       --------------  --------------  --------------  --------------

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS             23,185          17,626          24,012           3,085

Provision for income taxes (Note 8)                           (6,969)            108          (4,933)           (634)
                                                       --------------  --------------  --------------  --------------

INCOME BEFORE MINORITY INTERESTS                              16,216          17,734          19,079           2,451

Minority interests                                            (1,460)         (1,198)           (577)            (74)
                                                       --------------  --------------  --------------  --------------

NET INCOME                                                    14,756          16,536          18,502           2,377

Other comprehensive income (loss)
- Foreign currency translation adjustments                        59             (15)              3               1
                                                       --------------  --------------  --------------  --------------

COMPREHENSIVE INCOME                                          14,815          16,521          18,505           2,378
                                                       ==============  ==============  ==============  ==============

Earnings per share of common stock - Basic                      1.48            1.65            1.85            0.24
                                                       ==============  ==============  ==============  ==============

Number of shares of stock outstanding
   (in thousands)                                             10,000          10,000          10,000          10,000
                                                       ==============  ==============  ==============  ==============

The financial statements should be read in conjunction with the accompanying notes.
------------------------------------------------------------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except share and per share data)

                                                                                         CUMULATIVE
                                                                          RETAINED      TRANSLATION
                                                COMMON STOCK              EARNINGS      ADJUSTMENTS         TOTAL
                                       ------------------------------  --------------  --------------  --------------
                                           NUMBER            HK$             HK$             HK$             HK$

Balance as of January 1, 1997             10,000,000              78          26,142              72          26,292

Prior year adjustments (Note 4)                    -               -           2,374               -           2,374
                                       --------------  --------------  --------------  --------------  --------------

Balance as of January 1, 1997
   (Restated)                             10,000,000              78          28,516              72          28,666

Net income                                         -               -          18,466               -          18,466
Prior year adjustments (Note 4)                    -               -          (3,710)              -          (3,710)
Translation adjustment                             -               -               -              59              59
                                       --------------  --------------  --------------  --------------  --------------

Balance as of December 31, 1997
   (Restated)                             10,000,000              78          43,272             131          43,481

Net income                                         -               -          17,342               -          17,342
Prior year adjustments (Note 4)                    -               -            (806)              -            (806)
Translation adjustment                             -               -               -             (15)            (15)
                                       --------------  --------------  --------------  --------------  --------------

Balance as of December 31, 1998
   (Restated)                             10,000,000              78          59,808             116          60,002

Net income                                         -               -          18,502               -          18,502
Translation adjustment                             -               -               -               3               3
                                       --------------  --------------  --------------  --------------  --------------

Balance as of December 31, 1999           10,000,000              78          78,310             119          78,507
                                       ==============  ==============  ==============  ==============  ==============

------------------------------------------------------------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except share and per share data)

                                                                          YEAR ENDED DECEMBER 31
                                                       --------------------------------------------------------------
                                                            1997            1998            1999            1999
                                                             HK$             HK$             HK$             US$

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    14,756          16,536          18,502           2,377

Adjustments to reconcile net income to net cash
   provided by operating activities:
    Minority interests                                         1,460           1,198             577              74
    Depreciation                                              18,274          25,781          33,187           4,263
    Loss on disposal of property, plant and equipment            124             592             196              25

Changes in working capital:
    Trade receivables                                          5,247           2,209           3,469             445
    Deposits, prepayments and other current assets            (1,526)          3,008          (4,320)           (555)
    Inventories                                                2,434           1,518             (47)             (6)
    Due form related companies                                (2,946)         (3,481)             40               5
    Due from a stockholder                                         -               -             294              38

    Accounts payable and accrued expenses                        (80)         13,125          (3,062)           (394)
    Deferred income                                           15,654          (7,598)         (6,271)           (806)
    Deferred liabilities                                       4,082             806           2,949             379
    Income taxes payable                                      (4,857)         (5,829)          1,925             247
    Taxes other than income                                      623            (928)         (5,770)           (741)
    Deferred taxation                                          3,123             138             949             122
                                                       --------------  --------------  --------------  --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                     56,368          47,075          42,618           5,473
                                                       --------------  --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Prepayments for construction-in-progress                  (5,000)         10,397           6,147             790
    Acquisition of property, plant and equipment             (57,922)        (48,813)        (51,010)         (6,553)
    Sales proceeds from disposal of property, plant
        and equipment                                             53             716             251              32
                                                       --------------  --------------  --------------  --------------

NET CASH USED IN INVESTING ACTIVITIES                        (62,869)        (37,700)        (44,612)         (5,731)
                                                       --------------  --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in bank deposits                                      -               -          (3,522)           (452)
    (Settlement) Proceeds of short-term bank loans               (31)            636           2,374             305
    Decrease (Increase) in due from a stockholder              5,676           6,371               -               -
    Proceeds form long-term bank loans                        14,500           4,000           1,000             128
    Repayment of long-term bank loans                         (3,512)         (6,208)         (4,408)           (566)
    Proceeds form (Settlement of) long-term loans from
       third parties                                          (4,175)         (9,741)              -               -
    Assumption of finance lease obligations                        -             847          14,753           1,895
    Capital element of finance lease rental payments          (6,571)         (4,538)         (7,031)           (903)
    Repayment of loans from minority shareholders of
       subsidiaries                                                -            (960)              -               -
                                                       --------------  --------------  --------------  --------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            5,887          (9,593)          3,166             407
                                                       --------------  --------------  --------------  --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (614)           (218)          1,172             149

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 2,509           1,954           1,721             222

CUMULATIVE TRANSLATION ADJUSTMENTS                                59             (15)              3               1
                                                       --------------  --------------  --------------  --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       1,954           1,721           2,896             372
                                                       ==============  ==============  ==============  ==============

The financial statements should be read in conjunction with the accompanying notes.
------------------------------------------------------------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES

         Physical Spa & Fitness Inc. ("the Company") was incorporated on September 21, 1988 under the laws of the United States of America under the name of Foreclosed Realty Exchange Inc. The Company was incorporated with a share capital of 100 million common stocks with par value of US$0.001 each. The Company is a U.S. public company listed on the National Association of Securities Dealers Over-the-Counter Bulletin Board.

         Physical Beauty & Fitness Holdings Limited ("Physical Holdings") was incorporated on March 8, 1996 under the laws of the British Virgin Islands ("BVI") with a capital of one common stock being held by a stockholder ("the Stockholder"). Physical Holdings has interests in various companies ("Operating Subsidiaries") operating fitness and beauty centres ("Fitness Centres") and other related businesses in Hong Kong ("HK") and the People's Republic of China ("PRC").

         Pursuant to a Share Exchange Agreement entered into between the Company and Physical Holdings on August 8, 1996, the Stockholder transferred his controlling interest in the outstanding stock of Physical Holdings in exchange for 80% of the outstanding common stocks of the Company. The transaction was completed on October 21, 1996 when the Company became the ultimate holding company of Physical Holdings and the Operating Subsidiaries.

         As part of the above transaction, certain stockholders of the Company also transferred 990,000 common shares to Goodchild Investments Limited ("Goodchild"). Accordingly, the Stockholder and Goodchild became the major shareholders of the Company. In February, 1998, Goodchild sold all its common shares of the Company in a private transaction to a Japanese institutional investor.

         On November 27, 1996, the Company changed its name to Physical Spa & Fitness Inc.

         The transfer of the Stockholder's interests in Physical Holdings and the Operating Subsidiaries was a reorganization of companies under common control and has been accounted for effectively as a pooling of interests, and the consolidated financial statements of the Company have been presented as if the Operating Subsidiaries had been owned by the Company since their date of incorporation or acquisition by the Stockholder whichever is later.

         The details of Physical Holdings and the Operating Subsidiaries and their principal activities as of the date of this report are summarized below:

                                      DATE OF                                   EQUITY INTEREST
                                      ACQUISITION /        PLACE OF              OWNED BY THE         PRINCIPAL
        NAME OF COMPANY               FORMATION            INCORPORATION            COMPANY           ACTIVITIES
                                                                              Direct      Indirect
                                                                              ------      --------
        Physical Holdings             March 8, 1996        BVI                 100%           -       Investment
                                                                                                      holding

        Ever Growth Limited ("Ever    September 29, 1994   HK                    -          100%      Property holding
          Growth")

        Global Resources Limited      December 1, 1998     HK                    -          100%      Inactive

        Jade Regal Holdings           March 15, 1996       BVI                   -          100%      Investment
          Limited                                                                                     holding

        Mighty System Limited         December 15, 1994    BVI                   -          100%      Provision of
                                                                                                      marketing
                                                                                                      services for
                                                                                                      cosmetics sales

--------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

                                      DATE OF                                  EQUITY INTEREST
                                      ACQUISITION /     PLACE OF                OWNED BY THE         PRINCIPAL
        NAME OF COMPANY               FORMATION         INCORPORATION              COMPANY           ACTIVITIES
                                                                             Direct      Indirect
                                                                             ------      --------

        Physical Health Centre        March 15, 1996    HK                      -          100%      Investment
          (Dalian) Limited                                                                           holding
          ("Physical Dalian")

        Physical Health Centre        March 21, 1997    HK                      -          100%      Investment
          (Macau) Limited                                                                            holding

        Physical Health Centre        April 15, 1996    HK                      -          100%      Investment
          (Shenzhen) Limited                                                                         holding
          ("Physical Shenzhen")

        Physical Health Centre        November 18,      HK                      -          100%      Operating a
          (TST) Limited ("Physical    1998                                                           Fitness Centre
          TST")                                                                                      in Hong Kong

        Physical Health Centre        September 8,      HK                      -          100%      Operating a
          (Tsuen Wan) Limited         1997                                                           Fitness Centre
          ("Physical Tsuen Wan")                                                                     in Hong Kong

        Physical Health Centre        September 29,     HK                      -          100%      Will operate a
          (Tuen Mun) Limited          1994                                                           Fitness Centre
          ("Physical Tuen Mun")                                                                      in Hong Kong
          (formerly known as
          Physical Health Centre
          (Zhong Shan) Limited)

        Physical Health Centre        March 2, 1990     HK                      -         91.4%      Operating 5
          Hong Kong Limited                                                                          Fitness Centres
                                                                                                     in Hong Kong

        Proline Holdings Limited      September 28,     BVI                     -         92.5%      Investment
                                      1994                                                           holding

        Regent Town Holdings          September 20,     BVI                     -         92.5%      Investment
          Limited ("Regent Town")     1993                                                           holding

        Shanghai Physical Ladies'     September 28,     HK                      -         92.5%      Investment
          Club Company Limited        1994                                                           holding
          ("Physical Shanghai")

        Star Perfection Holdings      April 15, 1996    BVI                     -          100%      Investment
          Limited                                                                                    holding

        Supreme Resources Limited     September 29,     HK                      -           70%      Operating a
                                      1994                                                           beauty treatment
                                                                                                     centre in Hong
                                                                                                     Kong

--------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

         The Group also operates Fitness Centres in the PRC through some of its Operating Subsidiaries which are Sino-foreign joint ventures ("JV") established in the PRC. In the opinion of the directors, the Group is able to govern and control the financial and operating policies and the board of directors of the JV. Therefore, the JV have been accounted for as subsidiaries. Detailed information in connection with these JV is as follows:

         a) Shanghai Physical Ladies' Club Co., Ltd., a Sino-foreign co-operative JV ("the Shanghai JV"), was established on September 7, 1993 in Shanghai, the PRC. The original total investment and registered capital of the Shanghai JV was US$1 million each and was increased to US$2 million each in 1995. The capital contributions were to be made in cash. The JV period is for 10 years starting from the date of the business licence issued on September 7, 1993.

                 According to the provisions of the JV contract, Physical Shanghai contributed 100% of the registered capital of the JV while the Chinese JV partner provided the premises in which the Fitness Centres are located. Upon dissolution of the JV, all the property, plant and equipment ("PPE") of Shanghai JV will be taken over by the Chinese JV partner while the Group will assume all the working capital, debts and outstanding obligations and commitments.

                 For the first three years of the Shanghai JV, the Chinese JV partner will be entitled only to a rent of RMB950,000 per annum. Thereafter, the rental payment will be increased by 10% per annum unless the inflation rate in the PRC is higher than 16%. The Chinese JV partner has no further entitlement to the profits of the Shanghai JV.

         b) Dalian Physical Ladies' Club Co., Ltd. is a Sino-foreign equity JV ("the Dalian JV") established on April 11, 1995 in Dalian, the PRC. The total registered capital of the Dalian JV was Reminbi (RMB) 10 million. The JV period is 12 years from the date of issue of the business license on April 11, 1995. Physical Dalian held a 90% equity interest in the Dalian JV and the profits or losses of the Dalian JV are to be shared by the venturers in proportion to their equity interests in the JV.

                 Physical Dalian contributed its share of the registered capital in the form of PPE and renovation materials and the Chinese venturer contributed in cash. Both venturers had fulfilled their respective capital contributions as of December 31, 1996. The JV commenced operation in 1996.

         c) Under the JV contract between Physical Shenzhen and a Chinese enterprise, Physical Shenzhen is required to contribute HK$4,140,000 in the form of cash and PPE as capital into Shenzhen Physical Ladies' Club Co. Ltd. within six months from the issuance of the business licence.

                 As of the date of this report, both JV partners have not contributed the required capital according to the requirements of the contract. Such default in the funding obligations will require renegotiations between the two partners and may also trigger default remedies as specified in the JV contract. Further, a failure to meet regulatory time limits set by the State Administration of Industry and Commerce for capital contributions could result in the cancellation of the approval of the JV's business license.

                 According to the directors, the Group is negotiating with the Chinese enterprise to terminate the JV contract and the default remedies are unlikely to be imposed on the Group.

--------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

1.      ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

         d)      Under the JV contract between Physical Health Centre (Zhong
                 Shan) Limited (former name of Physical Tuen Mun) and a Chinese enterprise, Physical Zhongshan is required to contribute US$500,000 in the form of cash and PPE as capital into the JV within six months from the issuance of the business licence.

                 As of the date of this report, both JV partners have not contributed the required capital according to the requirements of the contract. Such default in the funding obligations will require renegotiations between the two partners and may also trigger default remedies as specified in the JV contract. Further, a failure to meet regulatory time limits set by the State Administration of Industry and Commerce for capital contributions could result in the cancellation of the approval of the JV's business license.

                 According to the directors, the Group is negotiating with the Chinese enterprise to terminate the joint venture contract and the default remedies are unlikely to be imposed on the Group.


2.       BASIS OF PRESENTATION

         The financial statements are presented in Hong Kong dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America. This basis of accounting differs from that used in the statutory financial statements of the BVI and Hong Kong Operating Subsidiaries and the PRC JV, which were prepared in accordance with generally accepted accounting principles in Hong Kong and the accounting principles and the relevant financial regulations applicable to enterprises with foreign investments as established by the Ministry of Finance of China respectively.


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a)       PRINCIPLES OF CONSOLIDATION
                  The consolidated financial statements include the financial information of the Company, its majority-owned and controlled subsidiaries and joint ventures. All material intercompany balances and transactions have been eliminated on consolidation.

         b)       CONTRACTUAL JOINT VENTURE
                  A contractual JV is an entity established between the Group and one or more other parties with the rights and obligations of the JV partners governed by a contract. In case the Group owns more than 50% of the JV and is able to govern and control its financial and operating policies and its board of directors, such JV is considered as a de facto subsidiary and is accounted for as a subsidiary.

         c)       STATEMENT OF CASH FLOWS
                  For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity within three months to be cash equivalents.

--------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         d)       INVENTORIES
                  Inventories are stated at the lower of cost and net realizable value. Cost, which comprises all costs of purchase and, where applicable, costs of conversion and other costs that have been incurred in bringing the inventories to their present location and condition, is calculated using the first-in, first-out method. Net realizable value represents the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. Inventories consisted of the following:

                                                      AS OF DECEMBER 31
                                               ---------------------------------
                                                  1998         1999        1999
                                                   HK$          HK$         US$

                 Raw materials                   1,402        1,907         245
                 Finished goods                  1,102          644          83
                                               --------    ---------    --------

                                                 2,504        2,551         328
                                               ========    =========    ========


         e)       PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION
                  PPE is stated at cost less accumulated depreciation. The cost of an asset consists of its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use. Expenditure incurred after the assets have been put into operation, such as repairs and maintenance, is charged to the statement of operations in the period in which it is incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the assets, the expenditure is capitalized.

                  When assets are sold or retired, their costs or valuation and accumulated depreciation are removed from the accounts and any gain or loss resulting from their disposal is included in the statement of operations.

                  When assets are transferred between PPE and other classes of assets, the cost of such an asset on transfer is deemed to be the carrying amount of the asset as stated under its original classification. Any previous revaluation reserve on the asset is frozen upon the transfer until the retirement or disposal of the asset. On the retirement or disposal of the asset, the frozen revaluation reserve is transferred directly to retained earnings.

                  Depreciation is calculated to write off the cost of PPE over their estimated useful lives from the date on which they become fully operational using the straight line method at the following annual rates:

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

                  The Group recognizes an impairment loss on PPE when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

--------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         f)       REVENUE RECOGNITION
                  Revenue represents membership fees and service income in connection with the provision of physical fitness and beauty treatment services and other related income, net of the related sales tax, if any. The non-refundable admission fee is recognized as revenue on a pro-rata basis over the estimated membership term whereas the monthly dues, service income and other related income are recognized as revenue when services are rendered.

         g)       DEFERRED INCOME
                  Deferred income represents unamortized non-refundable admission fees, membership fees, and service fees billed but for which the related services, or portion of the services have not yet been rendered.

         h)       FINANCE LEASES
                  Leases that substantially transfer to the Group all the rewards and risks of ownership of assets, other than legal title, are accounted for as finance leases.

                  PPE held under finance leases are initially recorded at the present value of the minimum lease payments at the inception of the leases, with equivalent liabilities categorized as appropriate under current or non-current liabilities.

                  Depreciation is provided on the cost of the assets on a straight line basis over their estimated useful lives as set out in note 3(e) above. Finance charges implicit in the purchase payments are charged to the statement of operations over the periods of the contracts so as to produce an approximately constant periodic rate of charge on the remaining balances of the obligations for each accounting period.

         i)       OPERATING LEASES
                  Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals payable under operating leases are recorded in the statement of operations on a straight-line basis over the lease term.

         j)       DEFERRED LIABILITIES
                  Deferred liabilities represent the benefit arose from the rent-free period of the operating leases. The deferred liabilities are amortized within the lease term, and the amortization is recorded in the statement of operations.

         k)       INCOME TAXES
                  No provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and / or losses of the Company and its Operating Subsidiaries has been provided as the earnings of the Operating Subsidiaries, in the opinion of the management, will be reinvested indefinitely.

                  Provision for income and other related taxes have been provided in accordance with the tax rates and laws in effect in the various countries of operations.

--------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         k)       INCOME TAXES (CONTINUED)
                  The Group provides for deferred income taxes using the liability method, by which deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the financial statements. A valuation allowance is provided for the portion of deferred tax assets that is not currently realizable, since the realization of these benefits depends upon the ability of the relevant entity to generate income in future years.

         l)       FOREIGN CURRENCY TRANSLATION
                  The Company and its subsidiaries maintain their accounting books and records in Hong Kong Dollars ("HK$"), except for the PRC JV which maintain their accounting books and records in RMB. Foreign currency transactions during the year are translated to HK$ at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at year end and translated at the approximate rates of exchange ruling at the balance sheet date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statements of operations.

                  On consolidation, the financial statements of the PRC JV are translated into HK$ using the closing rate method, whereby the balance sheet items are translated into HK$ using the unified exchange rates at the respective balance sheet dates. The share capital and retained earnings are translated at historical unified exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average unified exchange rate for the year.

                  All exchange differences arising on the consolidation are recorded within equity. Historically, foreign exchange transactions have not been material to the financial statements.

                  For the purpose of these financial statements, the exchange rate adopted for the presentations of financial information as of and for the year ended December 31, 1999 has been made at HK$7.784 to US$1.00. No representation is made that the HK$ amount could have been, or could be, converted into United States Dollars at that rate on December 31, 1999 or at any other rates.

         m)       RELATED PARTIES
                  Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party, or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

--------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         n)       EARNINGS PER SHARE
                  Earnings per share is based on net income attributable to stockholders and the weighted average number of common shares of stock outstanding during the year.

                  Diluted earnings per share is not shown because the impact of any dilution is not material.

         o)       USES OF ESTIMATES
                  The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual amounts could differ from those estimates.

         p)       ACCOUNTING PRONOUNCEMENTS
                  COMPREHENSIVE INCOME
                  As of January 1, 1999, the Group adopted issued Statement of Financial Accounting Standards ("SFAS") No. 130 ("Reporting comprehensive income"). The adoption of this statement had no impact on the Group's net income or stockholders' equity. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid-in capital) and distributions to owners (dividends).

                  SFAS No. 130 requires foreign currency translation adjustments which, prior to adoption, were reported separately in stockholders' equity, to be included in other comprehensive income. Amounts for all periods have been presented and, where appropriate, reclassified to conform to SFAS No. 130 requirements.

                  SEGMENT INFORMATION
                  On January 1, 1999, the Group adopted SFAS No. 131, "Disclosures about segments of an enterprise and related information", which supersedes SFAS No. 14, "Financial reporting segments of a business enterprise", and establishes standards for the way that public enterprises report information about operating segments in financial statements. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                  COSTS OF START-UP ACTIVITIES
                  As of January 1, 1999, the Group adopted Statement of Position ("SOP") 98-5, "Reporting on the costs of start-up activities", which requires costs of start-up activities to be expensed as incurred. This statement is effective for fiscal years beginning after December 15, 1998. The statement requires previously capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. The adoption of this new standard did not have a significant effect on the Group's financial position or results of operations.

--------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         p)       ACCOUNTING PRONOUNCEMENTS (CONTINUED)
                  COSTS OF COMPUTER SOFTWARE
                  As of January 1, 1999, the Group adopted SOP 98-1, "Accounting for the costs of computer software developed or obtained for internal use", which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. This statement will be applied prospectively and is effective for fiscal years beginning after December 15, 1998. The impact of this new standard will not have a significant effect on the Group's financial position or results of operations.

                  NEW ACCOUNTING STANDARDS NOT YET ADOPTED
                  In February 1998, SFAS No. 132, "Employer's disclosures about pensions and other postretirement benefits" amended the disclosure requirements for pensions and other postretirement benefits. The Group does not expect the adoption to have significant change on the Group's financial statement disclosures.

                  In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for derivative instruments and hedging activities" which delayed the effective date of SFAS No. 133 "Accounting for derivative instruments and hedging activities" for one year. SFAS No. 133 provides guidance for the recognition and measurement of derivatives and hedging activities. It requires an entity to record, at fair value, all derivatives as either assets or liabilities in the balance sheet, and it establishes specific accounting rules for certain types of hedges. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000 and will be adopted by the Group when required, if not earlier. The impact, if any, of adopting SFAS No. 133 on the Group's consolidated financial position, results of operations and cash flows, has not been finalized.

                  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue recognition in financial statements", which provides guidance on applying generally accepted accounting principles for recognizing revenue. SAB 101 is effective for fiscal years beginning after December 15, 1999. The impact, if any, of adopting SAB 101 on the Group's consolidated financial position, results of operations and cash flows, has not been determined.

--------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

4.       PRIOR YEAR ADJUSTMENTS

         Prior year adjustments are analysed as follows:

                                                            Prior
                                                            1996            1997            1998            1999
                                                             HK$             HK$             HK$             US$
        Overstatement of profits shared by
            minority interest in previous years (note a)       2,374               -               -               -
        Understatement of rental expenses in
            prior years (note b)                                   -          (4,508)         (1,549)              -
        Overprovision of depreciation in prior years
            (note c)                                                               -             426             798
        Loss (profit) arising from prior year
            adjustments shared by minority interest
            (note d)                                               -             372             (55)              -
                                                       --------------  --------------  --------------  --------------

                                                               2,374          (3,710)           (806)              -
                                                       ==============  ==============  ==============  ==============

         a) The overstatement of profits shared by minority interest was mainly attributable to the fact that minority interest have not been updated/reversed when the Group increased its shareholdings in Regent Town from 67% to 92.5% progressively since 1995.

         b) In prior years, the amount of benefit arose from the rent-free period of the operating leases capitalised as deferred liabilities was incorrect as a result of calculation error. The respective amortization to the statement of operations was also affected. The cumulative effect to the balance sheet date is that both liabilities and retained earnings had been understated and overstated by HK$6,057.

         c) In prior years, the Group recognized certain benefit arose from the rent-free period of the operating leases as leasehold improvements and depreciated over the lease period. Accordingly, both assets and retained earnings had been overstated and understated by HK$1,224.

         d) As a result of the restatement of the results in prior years as mentioned in note b and c above, the profits/loss shared by minority interest was decreased by HK$317.

         Accordingly, the earnings per share of common stock for the years ended December 31, 1997 and 1998 were revised from HK$1.85 and HK$1.73 to HK$1.48 and HK$1.65.

--------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

5.       PROPERTY, PLANT AND EQUIPMENT

                                                                                      AS OF DECEMBER 31
                                                                       ----------------------------------------------
                                                                            1998            1999            1999
                                                                             HK$             HK$             US$

        Land and buildings                                                     3,140           3,140             403
        Leasehold improvements                                                70,941          89,010          11,435
        Machinery and equipment                                               79,749         100,819          12,952
        Furniture and fixtures                                                21,085          29,024           3,729
        Computers                                                              3,146           3,235             416
        Motor vehicles                                                         2,227           3,339             429
        Less: Accumulated depreciation                                       (56,728)        (87,631)        (11,258)
                                                                       --------------  --------------  --------------

        Net book value                                                       123,560         140,936          18,106
                                                                       ==============  ==============  ==============

         As of December 31, 1999, the cost and accumulated depreciation of PPE held under finance leases amounted to approximately HK$35,609 (1998:
         HK$22,225) and HK$11,793 (1998: HK$6,844) respectively.


6.       SHORT-TERM BANK LOANS

         The short-term bank loans are collateralized and repayable within one year. Please refer to Note 7 for details of collateral for such facilities.

         Supplemental information with respect to the short-term bank loans was as follows:


                                                                                     YEAR ENDED DECEMBER 31
                                                                       ----------------------------------------------
                                                                             1997           1998           1999

        Maximum amount outstanding during the years                         HK$7,081        HK$6,842        HK$8,452

        Average amount outstanding during the years                         HK$4,755        HK$5,448        HK$6,432

        Weighted average interest rate at the end of the years                    11%             10%             11%

        Weighted average interest rate during the years                           10%             11%             11%

--------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

7.       LONG-TERM BANK LOANS

         The Group obtained various lines of credit under banking facilities which aggregated HK$27,200 as of December 31, 1999 from creditworthy commercial banks in HK to finance its operations. These loans were collateralized by certain of the assets of the Group and its stockholders. As of December 31, 1999, the loans consist of the following:

          PRINCIPAL         INTEREST RATE             MATURITY
            HK$

              924           HK$ prime + 3%            Serially from 1999 to 2004
            3,380           HK$ prime + 2.5%          Serially from 1998 to 2006
            2,478           HK$ prime + 1%            Serially from 1997 to 2002
              656           HK$ prime + 2%            Serially from 1997 to 2002
        ----------

            7,438
        ==========

         The collateral of the loans include:

         (i)     leasehold property in Hong Kong owned by Ever Growth;

         (ii)    fixed deposits owned by Physical TST and Physical Tsuen Wan;

         (iii) leasehold property in Hong Kong owned by relatives of the principal stockholders;

         (vi)    leasehold property in Hong Kong owned by a related company; and

         (v) personal guarantees from the principal stockholders and their relatives.

--------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

8.       INCOME TAXES

         Reconciliation to the expected statutory tax rate in Hong Kong of 16.0% (1998: 16.1% AND 1997: 19.7%) is as follows:

                                                                                     YEAR ENDED DECEMBER 31
                                                                       ----------------------------------------------
                                                                             1997           1998           1999
                                                                               %              %              %
        Weighted average statutory rate                                         19.7            16.1            16.0
        Tax effect of net operating losses                                       2.6             7.4             2.6
        Effect of prior year adjustments                                         3.5             0.7             2.3
        Overprovision for taxation                                               4.0               -               -
        Write back of overprovision for taxation in prior years                    -           (25.5)              -
        Others                                                                   0.2             0.7            (0.4)
                                                                       --------------  --------------  --------------

        Effective rate                                                          30.0            (0.6)           20.5
                                                                       ==============  ==============  ==============


         Income tax expense is comprised of the following:

                                                                          YEAR ENDED DECEMBER 31
                                                       --------------------------------------------------------------
                                                            1997            1998            1999            1999
                                                             HK$             HK$             HK$             US$
        Current taxes                                          3,846            (246)          3,984             512
        Deferred taxes                                         3,123             138             949             122
                                                       --------------  --------------  --------------  --------------

        Income tax expense                                     6,969            (108)          4,933             634
                                                       ==============  ==============  ==============  ==============

         The Group is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which it is domiciled and operates.

         The Hong Kong subsidiaries are subject to Hong Kong profits tax at a rate of 16% (1998: 16% AND 1997: 16.5%).

         Since those PRC JV have sustained losses for the PRC income tax purpose, the Company has not recorded any PRC income tax expense. PRC income tax in the future will be calculated at the applicable rates relevant to the PRC JV which currently are 33%.

--------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

9.       OBLIGATIONS UNDER FINANCE LEASES

         Physical HK leases fitness equipment and motor vehicles under several finance leases. The scheduled future minimum lease payments was as follows:

                                                                                              AS OF DECEMBER 31
                                                                                       ------------------------------
                                                                                            1998           1999
                                                                                             HK$            HK$
         Payable during the following period:
            Within one year                                                                    6,008           8,947
            Over one year but not exceeding two years                                          2,364           8,244
            Over two years but not exceeding three years                                       2,382           6,546
            Over three years but not exceeding four years                                          -           6,072
            Over four years but not exceeding five years                                           -           6,072
            Thereafter                                                                             -           1,046
                                                                                       --------------  --------------

         Total minimum lease payments                                                         10,754          36,927

         Less: Amount representing interest                                                    1,615           8,136
                                                                                       --------------  --------------

         Present value of net minimum lease payments                                           9,139          28,791
                                                                                       ==============  ==============


10.      COMMITMENTS

         CAPITAL EXPENDITURE COMMITMENTS
                                                                                              AS OF DECEMBER 31
                                                                                       ------------------------------
                                                                                            1998           1999
                                                                                             HK$            HK$
         Contracted but not provided net of deposit paid in the
             financial statements                                                                122           6,608
                                                                                       ==============  ==============

         COMMITMENTS UNDER OPERATING LEASES
         The Group had outstanding commitments not provided for under non-cancellable operating leases in respect of land and buildings, the portion of these commitments which are payable in the following years is as follows:

                                                                                              AS OF DECEMBER 31
                                                                                       ------------------------------
                                                                                            1998           1999
                                                                                             HK$            HK$
        Payable during the following period:
            Within one year                                                                   47,429          54,504
            Over one year but not exceeding two years                                         49,186          48,481
            Over two years but not exceeding three years                                      40,938          49,582
            Over three years but not exceeding four years                                     42,794          29,716
            Over fours years but not exceeding five years                                     31,530          23,719
            Thereafter                                                                        36,767           9,890
                                                                                       --------------  --------------

        Total operating lease commitments                                                    248,644         215,892
                                                                                       ==============  ==============

--------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

11.      RELATED PARTY TRANSACTIONS

         The Group had the following transactions with related companies:

                                                                                     YEAR ENDED DECEMBER 31
                                                                       ----------------------------------------------
                                                                             1997           1998           1999
                                                                              HK$            HK$            HK$

        Rental of a director's quarter                                         650            720          720
        Purchase of beauty and fitness equipment                                 -          1,881          444
        Sales of beauty and fitness equipment                                2,677              -            -
        Prepayments for equipment related to construction-in-progress        3,961          3,961            -
        Management fee received                                                 12             12            -

         a) Certain general and administrative expenses incurred by the Group companies during the relevant years on behalf of the related companies were reimbursed by the respective related companies at cost.

         b) The Principal Stockholder of the Group had beneficial interests in all the aforementioned related companies or the Stockholder of the related companies were related to the Principal Stockholder.

         c) The Group made certain advances to the Stockholder during the years. The balance due to the Group at December 31, 1999 was HK$4,110. Under an agreement with the Group, the Stockholder has pledged 1,500,000 shares of the Company's stock as collateral.

         d) The Stockholder has undertaken to indemnify the Group against losses arising from any non-recoverability of various amounts due from related companies. Any such payments by the Stockholder will be recorded as expenses by the Group with the corresponding credit to the equity.


12.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                     YEAR ENDED DECEMBER 31
                                                                       ----------------------------------------------
                                                                             1997           1998           1999
                                                                              HK$            HK$            HK$

        Cash paid for:
            Interest expense                                                 4,151          3,933          4,245
            Income taxes                                                     8,862          5,230          2,059

--------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

13.      OTHER SUPPLEMENTAL INFORMATION

         The following items are included in the consolidated statements of operations:

                                                                                     YEAR ENDED DECEMBER 31
                                                                       ----------------------------------------------
                                                                             1997           1998           1999
                                                                              HK$            HK$            HK$

        Foreign exchange (loss) gain                                           (59)            36              8
        Interest expense on:
            Finance leases                                                   1,265          1,325          2,346
            Overdrafts and bank loans                                        1,528          1,984          1,846
            Loans from third parties                                         1,358            624              -
            Others                                                               -              -             53
        Interest income                                                      1,498             12             53
        Sales taxes                                                          1,040           (492)           748
        Rental expenses under operating leases                              29,430         35,985         47,249



14.      DISTRIBUTION OF PROFIT

         In the opinion of management, any undistributed earnings of Physical Holdings and the Operating Subsidiaries will be reinvested indefinitely.


15.      STOCK OPTION PLAN

         The Company has a Stock Option Plan which was adopted by the Company's stockholders and its Board of Directors on April 23, 1997. Under the Plan, the Company may issue incentive stock options, non-qualified options, restricted stock grants, and stock appreciation rights to selected directors, officers, advisors and employees of the Company. A total of 500,000 shares of Common Stock of the Company are reserved for issuance under the Plan. Stock options may be granted as non-qualified or incentive options. Incentive stock options may not be granted at a price less than the fair market value of the stock as of the date of grant while non-qualified stock options may not be granted at a price less than 85% of the fair market value of the stock as of the date of grant. The plan will be administered by an Option Committee which is to be composed of two or more disinterested directors of the Board of Directors. The option can be exercised during a period of time fixed by the Committee except that no option may be exercised more than ten years after the date of grant of three years after death or disability, whichever is later. As of the date of this report, no stock options have been granted by the Company under the Plan.

--------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

16.      REPORT ON SEGMENT INFORMATION

         The Group has operations in the following geographical area:

                                                                          YEAR ENDED DECEMBER 31
                                                       --------------------------------------------------------------
                                                            1997            1998            1999            1999
                                                             HK$             HK$             HK$             US$
         Operating revenues
             Sales to customers outside the Group
               - Hong Kong                                   126,939         192,692         238,096          30,588
               - PRC                                          22,015          17,517          15,076           1,937
                                                       --------------  --------------  --------------  --------------

                                                             148,954         210,209         253,172          32,525
                                                       ==============  ==============  ==============  ==============

         Segment profit (loss)
               - Hong Kong                                    16,765          21,315          25,851           3,321
               - PRC                                             644            (858)         (3,157)           (405)

         Interest expenses, net                               (2,653)         (3,921)         (4,192)           (539)
                                                       --------------  --------------  --------------  --------------

         Net income                                           14,756          16,536          18,502           2,377
                                                       ==============  ==============  ==============  ==============


                                                                                     AS OF DECEMBER 31
                                                                       ----------------------------------------------
                                                                             1998           1999            1999
                                                                              HK$            HK$             US$

         Segment assets
               - Hong Kong                                                   127,551         154,482          19,846
               - PRC                                                          42,090          31,649           4,066
                                                                       --------------  --------------  --------------
                                                                             169,641         186,131          23,912
                                                                       ==============  ==============  ==============

--------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

16.      REPORT ON SEGMENT INFORMATION (CONTINUED)

         The Group operates in two major segments: the provision of physical fitness and beauty treatments services.

         Information regarding these segments is as follows:

                                                                          YEAR ENDED DECEMBER 31
                                                       --------------------------------------------------------------
                                                            1997            1998            1999            1999
                                                             HK$             HK$             HK$             US$
         Operating revenues
             - Physical fitness                               82,311         139,829         166,917          21,444
             - Beauty treatments                              66,496          70,317          86,225          11,077
             - Other                                             147              63              30               4
                                                       --------------  --------------  --------------  --------------
                                                             148,954         210,209         253,172          32,525
                                                       ==============  ==============  ==============  ==============
         Segment profit (loss)
             - Physical fitness                               11,156          12,824          14,832           1,905
             - Beauty treatments                               3,600           3,712           3,670             472
             - Other                                               -               -               -               -
                                                       --------------  --------------  --------------  --------------
                                                              14,756          16,536          18,502           2,377
                                                       ==============  ==============  ==============  ==============
         Depreciation
             - Physical fitness                                8,222          14,020          20,879           2,682
             - Beauty treatments                              10,052          11,761          12,308           1,581
                                                       --------------  --------------  --------------  --------------

                                                              18,274          25,781          33,187           4,263
                                                       ==============  ==============  ==============  ==============


                                                                                     AS OF DECEMBER 31
                                                                       ----------------------------------------------
                                                                             1998           1999            1999
                                                                              HK$            HK$             US$

         Total assets
             - Physical fitness                                               91,606         117,263          15,065
             - Beauty treatments                                              78,035          68,868           8,847
                                                                       --------------  --------------  --------------

                                                                             169,641         186,131          23,912
                                                                       ==============  ==============  ==============

         Capital expenditure
             - Physical fitness                                               36,411          41,656           5,351
             - Beauty treatments                                              12,402           9,354           1,202
                                                                       --------------  --------------  --------------

                                                                              48,813          51,010           6,553
                                                                       ==============  ==============  ==============

--------------------------------------------------------------------------------

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

         The Board of Directors of the Registrant approved the engagement of Moores Rowland, Certified Public Accounts as of February 24, 2000 to serve as the Registrant's independent public auditor and to conduct the audit of the Company's financial statements for the fiscal year ended 1999. The decision to change the certifying accountant was made by the Board of Directors of the Registrant.

         The audit reports provided by William Lindberg, CPA for the fiscal years ended December 31, 1996, 1997 and 1998 did not contain any adverse opinion or disclaimer of opinion nor was any report modified as to uncertainty, audit scope or accounting principles.

         Upon appointment of Moores Rowland, Certified Public Accountants, the Registrant authorized the former accountant, William Lindberg, CPA, to respond fully to any inquiries of the successor accountant.

         There have been no other past disagreements between the Registrant and William Lindberg, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure for the fiscal years ended December 31, 1996, December 31, 1997, December 31, 1998.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

        The officers and directors of the Company, their ages and present positions held with the Company are as follows:

    NAME                AGE           POSITIONS WITH THE COMPANY

Ngai Keung Luk (Serleo) 43   Chairman of the Board of Directors, Chief Executive
                             Officer

Jill Bodnar             34   President and Director

Robert Chui             43   Chief Financial Officer and Director

Darrie Lam              36   Executive Vice President, Secretary and Director

Yuk Wah Ho              44   Executive Vice President and Director

Yat Ming Lam            42  Director

Allan Wah Chung Li      42   Director

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

        DARRIE LAM HAU YIN, EXECUTIVE VICE PRESIDENT, SECRETARY, DIRECTOR. Ms. Lam has been a Vice-President and Secretary of the Company since October, 1996. Ms. Lam is a member of the Hong Kong Society of Accountants and a fellow member of the Chartered Association of Certified Accountants (UK). She joined the Company in 1994 and before that she worked with a major Hong Kong listed company, Wharf Group, as a Financial Analyst. Ms. Lam is responsible for the Company secretarial affairs, finance and administration functions. Ms. Lam received a MBA degree from the University of Manchester, U.K.

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

        LAM WAI KEE, GENERAL MANAGER. Mr. Lam holds a Diploma in Business Management awarded by the Hong Kong Management Association. Prior to joining the Company in October 1997, Mr. Lam was the Director and General Manager of Fitness Concept Leisure Supplies Ltd., one of the leading fitness equipment and product suppliers. Mr. Lam is responsible for the Company's fitness operation in both Hong Kong and China branches.

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


                        SUMMARY COMPENSATION TABLE (US$)


                                           Annual
 Name and Principal Position   Year       Salary(1)           Awards(2)
                               ----       ---------           ---------
                                                      Bonus(3)   Other compensation(4)
                                                      --------   ---------------------
Ngai Keung Luk, CEO, Chairman  1999       385,000       -              92,000
                               1998       387,000       -              92,000
                               1997       166,000       -              84,000

Jill Bodnar, President, COO    1999        45,000     4,900
                               1998        75,000     3,900
                               1997        69,000     4,500
                              ------------------------------------

(1) No officers received or will receive any bonus or other annual compensation other than salaries during fiscal year 1999, other than stated above. The table does not include any amounts for personal benefits extended to officers of the Company, such as the cost of automobiles, life insurance and supplemental medical insurance, because the specific dollar amounts of such personal benefits cannot be ascertained. Management believes that the value of non-cash benefits and compensation distributed to executive officers of the Company individually or as a group during fiscal year 1999 did not exceed the lesser of US$50,000 or ten percent of such officers' individual cash compensation or, with respect to the group, US$50,000 times the number of persons in the group or ten percent of the group's aggregate cash compensation.

(2) No officers received or will receive any long term incentive plan (LTIP) payouts or other payouts during fiscal year 1999.

(3) Bonus awarded based on performance.

(4) Other compensation for Mr. Luk included an allowance for Mr. Luk's living accommodations. The yearly allowance of HK$720,000 (US$92,000) for the fiscal years 1999 and 1998,represents 50% of the fair market rent of the property owned by a related company, Silver Policy Development Limited. The remaining portion is shared by another related company, Williluck International Limited. Mr. Luk and his wife are the shareholders and directors of both Silver Policy Development Limited and Williluck International Limited. The current market rent of the property, which is exclusively used for residential purpose by Mr. Luk and his family, is HK$120,000 (US$15,400) per month effective November, 1997. The Company and Williluck International Limited each pay HK$60,000 (US$7,708) per month to Silver Policy Development Limited. Yearly allowance to Mr. Luk is recorded on the Company's books as HK$720,000 (US$92,000) in 1999. The money is paid directly to Silver Policy Development Limited. Physical Health Centre Hong Kong Limited is using the property as security to obtain a full line of credit from the Kwangtung Provincial Bank. See also "Certain Transactions".

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 1999, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted. Unless otherwise indicated, the address for each stockholder is 12/F - 15/F Lee Theatre Plaza, 99 Percival St., Causeway Bay, Hong Kong.


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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company made certain advances to Mr. Luk, the Company's Chief Executive Officer and the Chairman of its Board of Directors, during the years. The balance due to the Company and its subsidiaries at December 31, 1999 was HK$4,110,000 (US$528,000). Under an agreement with the Company, Mr. Luk has pledged 1,500,000 shares of the Company stock as collateral. See Note 11 to Financial Statements.

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

        Mr. Luk receives a monthly allowance of HK$60,000 (US$7,708) for the fiscal year 1999 for his living accommodations. Such allowance represents 50% of the fair market rent of the property owned by a related company, Silver Policy Development Limited ("Silver Policy"). Silver Policy is a limited company incorporated in Hong Kong. Mr. Luk and Mrs. Luk respectively hold 0.01% and 99.99% shares in Silver Policy. They also act as directors of Silver Policy.

        Since April 1994, Physical Health Centre Hong Kong Limited ("Hong Kong Limited") has concluded a tenancy agreement with Silver Policy for the property to be used exclusively for residential purpose by Mr. Luk and his family. In April 1996, Silver Policy increased the rent from HK$90,000 (US$11,562) to HK$106,000 (US$13,618) per month and further increased to HK$120,000 (US$15,416) from November, 1997. Hong Kong Limited and Williluck International Limited ("Williluck") each paid HK$60,000 (US$7,708) per month for 1999 to Silver Policy. The annual rent allowance costs as recorded by Physical totaled HK$720,000 (US$92,497) in 1999. Pursuant to the lease agreement between Sliver Policy and Hong Kong Limited, the premises for Mr. Luk and his family are rented by Hong Kong Limited from Silver Policy for HK$120,000 (US$15,416) per month. Hong Kong Limited then charges back a related company, Williluck, for a 50% share of the rent. Mr. Luk is a director of Williluck. Hong Kong Limited is using the property as security to obtain a full line of credit from the Kwangtung Provincial Bank. See also "Management - Compensation".

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

3.1 Articles of Incorporation of Physical Spa & Fitness Inc., a Delaware Corporation*

3.2 Certificate of Amendment of Articles of Incorporation changing the number of directors*

3.3 Certificate of Amendment of Articles of Incorporation changing the Company's name*

3.4 Certificate of Amendment of Articles of Incorporation changing the authorized capital*

3.5       By-Laws of Physical Spa & Fitness  Inc.*

3.6       Amended By-Laws of Physical Spa & Fitness  Inc.

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

21.       Subsidiaries of the Registrant*

23.       Consent of Moores & Rowlands, Independent Auditors.
------------

* Filed with the Commission as exhibit to the Registration Statement or amendments to the Registration Statement.

          (b)    Reports on Form 8-K
                 -------------------

                 Forms 8-K, Item 4. Change in Certifying Accountants.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2000.


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


/s/ Ngai Keung Luk          Chairman and Chief Executive Officer   Date: 3/31/00
------------------------    (principal executive officer)
    Ngai Keung Luk


/s/ Jill Bodnar             President and Director                 Date: 3/31/00
------------------------    (principal executive officer)
    Jill Bodnar


/s/ Robert Chui             Chief Financial Officer and Director   Date: 3/31/00
------------------------    (Principal accounting and financial
    Robert Chui             officer)


/s/ Darrie Lam              Executive Vice President, Secretary    Date: 3/31/00
------------------------    and Director
    Darrie Lam


/s/ Yuk Wah Ho              Executive Vice President and Director  Date: 3/31/00
------------------------
    Yuk Wah Ho


/s/ Yat Ming Lam            Director                               Date: 3/31/00
------------------------
    Yat Ming Lam


/s/ Allan Wah Chung Li      Director                               Date: 3/31/00
------------------------
    Allan Wah Chung Li