Form 10QSB
period 2000-03-31
PHYSICAL SPA & FITNESS INC
filed 2000-05-15
CIK 1048055

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000.

( ) TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

Commission file number 0-26573

                           PHYSICAL SPA & FITNESS INC.
           (Exact name of small business as specified in its charter)


               Delaware                              98-0203281
   --------------------------------              ------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dated : March 31, 2000, 10,000,000 shares.

Transitional Small Business Disclosure Format (check one) :
                              Yes          No   X
                                  ----        ----

                                TABLE OF CONTENTS



PART I  -  FINANCIAL INFORMATION                                    PAGE
                                                                    ----
   ITEM 1   -   FINANCIAL STATEMENTS

     Consolidated Statements of Operations                            1
     for the three months ended March
     31, 2000 and 1999 (Unaudited)

     Consolidated Balance Sheets at March 31, 2000                    2
     and December 31,1999 (Unaudited)

     Consolidated Statements of Cash Flows                            3
     for the three months ended March 31,
     2000 and 1999 (Unaudited)

     Notes to Consolidated Financial Statements                       4

   ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS                  11
                OR PLAN OF OPERATION


PART II  -   OTHER INFORMATION

   ITEM 1   -   LEGAL PROCEEDINGS                                     15

   ITEM 2   -   CHANGE IN SECURITIES                                  15

   ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES                       15

   ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE                       15
                OF SECURITY HOLDERS

   ITEM 5   -   OTHER INFORMATION                                     15

   ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K                      15


                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
           FOR THE THREE MONTHS FROM JANUARY 1, 1999 TO MARCH 31, 1999
                      AND JANUARY 1, 2000 TO MARCH 31, 2000
                                                  (Amounts in thousands)

                                                   Three Months Ended
                                                       March 31,
                                               1999               2000
                                           -----------  ------------------------
                                               HK$          HK$          US$
                                           (Unaudited)  (Unaudited)  (Unaudited)
Operating Revenues
Fitness service                                36,915       43,600        5,612
Beauty treatments                              17,099       23,777        3,060
Others                                              5            1            1
                                           -----------  -----------  -----------

Total operating revenues                       54,019       67,378        8,673
                                           -----------  -----------  -----------

Operating Expenses
Salaries and commissions                       12,849       20,138        2,593
Rent and related expenses                      12,527       16,857        2,170
Depreciation                                    6,902        9,348        1,203
Other selling and administrative expenses      15,323       14,942        1,923
                                           -----------  -----------  -----------

Total operating expenses                       47,601       61,285        7,889
                                           -----------  -----------  -----------

Income from operations                          6,418        6,093          784
                                           -----------  -----------  -----------

Non-operating (income) expenses

Other (income), net                               (53)        (154)         (20)
Interest expenses                                 735          972          125
                                           -----------  -----------  -----------

Total non-operating (income) expenses             682          818          105
                                           -----------  -----------  -----------

Income before income taxes and
minority interests                              5,736        5,275          679

Provision for income taxes                        997        1,059          136
                                           -----------  -----------  -----------

Income before minority interests                4,739        4,216          543

Minority interests                                266          127           17
                                           -----------  -----------  -----------

Net income                                      4,473        4,089          526
                                           ===========  ===========  ===========

Earnings per common share                        0.45         0.41         0.05
                                           ===========  ===========  ===========

Number of shares outstanding (in thousands)    10,000       10,000       10,000
                                           ===========  ===========  ===========


Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.769. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2000 or at any other certain rate.

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------
                       AUDITED CONSOLIDATED BALANCE SHEET
                       -----------------------------------
                             AS OF DECEMBER 31, 1999
                                       AND
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                              AS OF MARCH 31, 2000
         (Amounts in thousands, except number of shares and share data)
                                                                                       As of
                                                               -------------------------------------------------------
                                                               December 31, 1999                  March 31, 2000
                                                                            HK$                HK$                US$
ASSETS

Current assets
Cash and cash equivalents                                                 2,896              7,005                902
Trade receivables                                                         3,895              3,808                490
Rental and utility deposits                                              11,654             11,687              1,504
Prepayments to vendors and suppliers and other current assets             7,727              8,762              1,128
Inventories                                                               2,551              2,541                327
Due from related companies                                                8,373              6,037                777
Due from a stockholder                                                    4,110              4,730                609
                                                               -----------------  -----------------  -----------------

Total current assets                                                     41,206             44,570              5,737
                                                               -----------------  -----------------  -----------------

Bank deposits, collateralized                                             3,522              3,522                453
Prepayments for construction-in-progress                                    467              3,651                470
Property, plant and equipment, net                                      140,936            132,476             17,052
                                                               -----------------  -----------------  -----------------

Total assets                                                            186,131            184,219             23,712
                                                               =================  =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Short-term bank loans                                                     8,606              7,044                907
Long-term bank loans - current portion                                    1,851              1,836                236
Accounts payable and accrued expenses                                    18,300             13,741              1,769
Obligations under finance leases - current portion                        4,747              4,463                574
Deferred income - current portion                                        22,828             24,981              3,215
Deferred liabilities - current portion                                    2,304              3,008                387
Income taxes payable                                                      5,991              5,450                702
Taxes other than income                                                   3,182              3,208                413
                                                               -----------------  -----------------  -----------------

Total current liabilities                                                67,809             63,731              8,203
                                                               -----------------  -----------------  -----------------

Deferred income - non-current portion                                       999              1,235                159
Deferred liabilities -  non-current portion                               5,533              4,776                615
Long-term bank loans -  non-current portion                               5,587              5,157                664
Loans from minority stockholders of subsidiaries                          4,200              4,200                541
Obligations under finance leases - non-current portion                   12,114             11,003              1,416
Deferred taxation                                                         5,661              5,661                729
Minority interests                                                        5,721              5,849                753

Stockholders' equity:
Common stock, par value US$0.001 each,
   100 million shares of stock authorized;
   10 million shares of stock issued and outstanding                         78                 78                 10
Cumulative translation adjustments                                          119                130                 16
Retained earnings                                                        78,310             82,399             10,606
                                                               -----------------  -----------------  -----------------

Total stockholders' equity                                               78,507             82,607             10,632
                                                               -----------------  -----------------  -----------------

Total liabilities and stockholders' equity                              186,131            184,219             23,712
                                                               =================  =================  =================

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.769. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2000 or at any other certain rate.


                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
           FOR THE THREE MONTHS FROM JANUARY 1, 1999 TO MARCH 31, 1999
                      AND JANUARY 1, 2000 TO MARCH 31, 2000

                                                                                           Three Months Ended March 31
                                                                                  ----------------------------------------------
                                                                                         1999           2000           2000
                                                                                          HK$            HK$            US$

Cash flows from operating activities:
Net income                                                                                4,473           4,089             526

Adjustments to reconcile net income to net cash provided by operating activities:
    Minority interests                                                                      266             127              17
    Depreciation                                                                          6,902           9,348           1,203
    Loss on disposal of property, plant and equipment                                        18             196              25
                                                                                  --------------  --------------  --------------
Changes in working capital:
    Trade receivables                                                                        97              87              11
    Deposits, prepayments and other current assets                                          616          (1,068)           (137)
    Inventories                                                                              10              10               1
    Due form related companies                                                           (1,166)          2,336             301
    Due from a stockholder                                                                    -            (620)            (80)

    Accounts payable and accrued expenses                                                  (303)         (4,559)           (587)
    Deferred income                                                                       2,835           2,389             308
    Deferred liabilities                                                                   (186)            (53)             (7)
    Income taxes payable                                                                   (472)           (541)            (70)
    Taxes other than income                                                                   9              26               3
    Deferred taxation                                                                         -               -               -
                                                                                  --------------  --------------  --------------

Net cash provided by operating activities                                                13,099          11,767           1,514
                                                                                  --------------  --------------  --------------

Cash flows from investing activities:
    Prepayments for construction-in-progress                                             (5,223)         (3,184)           (410)
    Acquisition of property, plant and equipment                                         (1,837)         (1,906)           (245)
    Sales proceeds from disposal of property, plant and equipment                           401             823             106
                                                                                  --------------  --------------  --------------

Net cash used in investing activities                                                    (6,659)         (4,267)           (549)
                                                                                  --------------  --------------  --------------

Cash flows from financing activities:
    Increase in bank deposits                                                                 -               -               -
    (Settlement) Proceeds of short-term bank loans                                          (36)         (1,562)           (201)
    Decrease (Increase) in due from a stockholder                                          (533)              -               -
    Proceeds form long-term bank loans                                                        -               -               -
    Repayment of long-term bank loans                                                      (456)           (445)            (57)
    Proceeds form (Settlement of) long-term loans from third parties                          -               -               -
    Assumption of finance lease obligations                                                   -               -               -
    Capital element of finance lease rental payments                                     (1,256)         (1,395)           (180)
    Repayment of loans from minority shareholders of subsidiaries                             -               -               -
                                                                                  --------------  --------------  --------------

Net cash provided by (used in) financing activities                                      (2,281)         (3,402)           (438)
                                                                                  --------------  --------------  --------------

Net (decrease) increase in cash and cash equivalents                                      4,159           4,098             527

Cash and cash equivalents at beginning of year                                            1,721           2,896             373

Cumulative translation adjustments                                                           (8)             11               2
                                                                                  --------------  --------------  --------------

Cash and cash equivalents at end of year                                                  5,872           7,005             902
                                                                                  ==============  ==============  ==============

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.769. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2000 or at any other certain rate.

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

              NOTES TO UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
              ----------------------------------------------------
           FOR THE THREE MONTHS FROM JANUARY 1, 1999 TO MARCH 31, 1999
                      AND JANUARY 1, 2000 TO MARCH 31, 2000


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

         The details of Physical Holdings and the Operating Subsidiaries and their principal activities as of the date of this report are summarized below:

                                      DATE OF                                    EQUITY INTEREST
                                      ACQUISITION /     PLACE OF                  OWNED BY THE            PRINCIPAL
        NAME OF COMPANY               FORMATION         INCORPORATION                COMPANY              ACTIVITIES
                                                                             Direct        Indirect
                                                                             ------        --------

        Physical Holdings             March 8, 1996     BVI                   100%             -          Investment
                                                                                                          holding

        Ever Growth Limited ("Ever    September 29,     HK                      -            100%         Property holding
          Growth")                    1994

        Global Resources Limited      December 1,       HK                      -            100%         Inactive
                                      1998

        Jade Regal Holdings           March 15, 1996    BVI                     -            100%         Investment
          Limited                                                                                         holding

        Mighty System Limited         December 15,      BVI                     -            100%         Provision of
                                      1994                                                                marketing
                                                                                                          services for
                                                                                                          cosmetics sales

                                      DATE OF                                  EQUITY INTEREST
                                      ACQUISITION /     PLACE OF                 OWNED BY THE         PRINCIPAL
        NAME OF COMPANY               FORMATION         INCORPORATION              COMPANY            ACTIVITIES
                                                                             Direct       Indirect
                                                                             ------       --------

        Physical Health Centre        March 15, 1996    HK                      -           100%      Investment
          (Dalian) Limited                                                                            holding
          ("Physical Dailan")

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                  For the purpose of these financial statements, the exchange rate adopted for the presentations of financial information as of and for the three months ended March 31, 2000 has been made at HK$7.769 to US$1.00. No representation is made that the HK$ amount could have been, or could be, converted into United States Dollars at that rate on March 31, 2000 or at any other rates.

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

4.       SHORT-TERM BANK LOANS

         The short-term bank loans are collateralized and repayable within one year.

5.       LONG-TERM BANK LOANS

         The Group obtained various lines of credit under banking facilities from creditworthy commercial banks in HK to finance its operations. These loans were collateralized by certain of the assets of the Group and its stockholders. The collateral of the loans include:

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


6.       OBLIGATIONS UNDER FINANCE LEASES

         Physical HK leases fitness equipment and motor vehicles under several finance leases.


7.       DISTRIBUTION OF PROFIT

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

RESULTS OF OPERATIONS

        The Company's revenues are derived from its two main lines of business of fitness and spa services in three principal ways: sale of memberships to fitness facilities, monthly membership fees and the sale of beauty treatments. The sale of beauty products and exercise clothing also contributes an insignificant amount to the total revenues. In respect to fitness services, customers are invited to join as a member at a fee currently set at HK$800(US$103) for one person. (A current promotion allows a special fee of HK$500 (US$64) at a particular booth). A monthly subscription fee of HK$299 (US$38) is charged to each customer for the usage of the fitness center and spa area.

        In respect to beauty treatments, the customers may purchase single treatments, or in packages of ten or more treatments, with quantity discounts available. There is a wide range of beauty treatments available at prices ranging from HK$400 (US$51) to HK$13,000 (US$1,673).

        The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.


RESULTS OF OPERATIONS


                                                           Three Months Ended
                                                                 March 31
                                                            1999         2000
                                                        -----------  -----------

Operating Revenues                                          100.00%      100.00%

Total operating expenses                                     88.12%       90.96%

Operating income                                             11.88%        9.04%

Income before income taxes and minority
interests                                                    10.62%        7.83%

Provision for income and deferred taxes                       1.85%        1.57%

Minority interests                                            0.49%        0.19%

Net income                                                    8.28%        6.07%
                                                        ===========  ===========


THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 1999 (UNAUDITED).
----------------------------------------------------------------------------

         OPERATING REVENUES. The Company's operating revenues showed the continuous growth in the first three months of 2000 as compared to the first three months of 1999. Operating revenues for the first three months of 2000 totaled HK$67,378,000 (US$8,673,000) compared to HK$54,019,000 (US$6,953,000) in the first three months of 1999, representing an increase of 25%. Operating revenues derived by the Company's fitness services increased 18% to HK$43,600,000 (US$5,612,000) compared to HK$36,915,000 (US$4,752,000) in the first three months of 1999. Fitness revenues as a percentage of total revenues were 65% in the first three months of 2000 as compared to 68% in the first three months of 1999.

         Operating revenues from the Company's beauty treatment business totaled HK$23,777,000 (US$3,060,000) compared to HK$17,099,000 (US$2,201,000) in the first three months of 1999, representing an increase of 39%. Beauty treatment revenues as a percentage of total revenues were 35% in the first three months of 2000 as compared to 32% in the first three months of 1999.

       Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$63,492,000 (US$8,172,000), or 94% of total operating revenues in the three months ended March 31, 2000 as compared to HK$49,332,000 (US$6,350,000) or 91% of total operating revenues in the three months ended March 31, 1999.

        Operating revenues derived from the Company's China locations generated HK$3,886,000 (US$500,000), or 6% of total operating revenues in the three months ended March 31, 2000 as compared to HK$4,687,000 (US$603,000) or 9% of total operating revenues in the three months ended March 31, 1999.


        OPERATING EXPENSES. The Company's operating expenses for the first three months of 2000 totaled HK$61,285,000 (US$7,889,000) compared to HK$47,601,000 (US$6,127,000) in the first three months of 1999, representing an increase of 29%. Total operating expenses, after taking into account all corporate expenses, were 91% of total operating revenue as compared to 88% of last year. This reflects the additional costs incurred by the Company in following its business expansion plan.

        Operating expenses associated with the Company's Hong Kong locations were HK$56,057,000 (US$7,216,000) in the three months ended March 31, 2000, representing an increase of HK$13,548,000 (US$1,744,000) or 32% as compared to HK$42,529,000 (US$5,474,000) in 1999. Hong Kong operating expenses represented 91% of total operating expenses in the three months ended March 31, 2000 as compared to 89% in 1999. The increase was primarily due to additional expenses of HK$12,103,000 (US$1,558,000) incurred by a new branch in Sheraton Hotel, Hong Kong which opened in July 1999.

        Operating expenses associated with the Company's China locations were HK$5,228,000 (US$673,000) in the three months ended March 31, 2000, representing a moderate increase of 3% as compared to HK$5,072,000 (US$653,000) in 1999 due to inflation. Operating expenses in China represented 9% of total operating expenses in the three months ended March 31, 2000 as compared to 11% in 1999.

         TOTAL NON-OPERATING EXPENSES (INCOME). Total non-operating expenses (income) for the first three months of 2000 totaled a net expense of HK$818,000 (US$105,000) compared to a net expense of HK$682,000 (US$88,000) in the first three months of 1999, representing an increase of 20%. The increase was mainly due to higher interest costs incurred during the period.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the first three months of 2000 totaled HK$1,059,000 (US$136,000) compared to HK$997,000 (US$128,000) in the first three months of 1999, representing an increase of 6%. The effective tax rate of operating income was 20% as compared to 17% of last year.

         NET INCOME. The Company's net income for the first three months of 2000 totaled HK$4,089,000 (US$526,000) compared to HK$4,473,000 (US$576,000) for the first three months of 1999, representing a decrease of 9%. The net income margin in the first three months of 2000 was 6% compared to 8% in the first three months of 1999, representing a decrease of 25%. The major reason for the decrease is reflects the additional overhead associated with the opening of Sheraton Hotel center not yet recovered by its additional contribution

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, long term loans from minority shareholders of subsidiaries, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions.

         Cash and cash equivalent balances for the respective periods ended March 31, 2000 and December 31, 1999 were HK$7,005,000 (US$902,000) and
HK$2,896,000 (US$373,000), while total indebtedness at March 31, 2000 was HK$33,703,000 (US$4,338,000) and HK$37,105,000 (US$4,776,000) at December 31,
1999.

         Net cash provided by operating activities were HK$42,618,000 (US$5,486,000) and 11,767,000 (US$1,514,000) for Fiscal Year 1999, and the
three-month period ended March 31, 2000, respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$44,612,000 (US$5,742,000) and HK$4,267,000 (US$549,000) for Fiscal Year 1999 and the three-month period ended March 31, 2000, primarily as a result of expenditures for property, plant and equipment. Net cash provided by (used in) financing activities, which mainly include proceeds from bank loans, net interest and repayment, were HK$3,166,000 (US$408,000) and HK$(3,402,000) (US$(438,000)) in Fiscal Year 1999 and the
three-month period ended March 31, 2000, respectively.

        The Company's long-term loans bear interest rates varying from 10% to 12% per annum. The total balance outstanding as of March 31, 2000 on such loans was HK$6,993,000 (US$900,000). The last repayment on the loans is due in 2006. The Company also had various banking facilities available from financial institutions amounting to approximately HK$15,000,000 (US$1,931,000). These facilities were secured by certain leasehold property in Hong Kong owned by the Company's subsidiary (Ever Growth Limited), fixed deposits owned by the Company's subsidiaries (Physical Health Centre (TST) Limited and Physical Health Centre (Tsuen Wan) Limited), relatives of Mr. Luk, related company and personal guarantees from Mr. Luk and his relatives, respectively.

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

         The Company's trade receivable balance at March 31, 2000, was HK$3,808,000 (US$490,000). The Company has never experienced any significant problems with collection of accounts receivable from its customers.

         Capital expenditure for Fiscal Year 1999, and the three-month period ended March 31, 2000, were HK$44,863,000 (US$5,775,000) and HK$5,090,000
(US$655,000) respectively. The Company believes that cash flow generated from its operations and its existing credit facilities should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months.

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

          NONE

ITEM 5  - OTHER INFORMATION

          NONE

ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

          The Company filed a report on FORM 8-K during the quarter ending March 31, 2000 with respect to Item 4.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    PHYSICAL SPA & FITNESS, INC.
                                    (Registrant)

Date: May 10, 2000                  /s/Ngai Keung Luk
                                    ------------------------------------
                                    Ngai Keung Luk,
                                    Chairman and Chief Executive Officer

Date: May 10, 2000                  /s/ Robert Chui
                                    ------------------------------------
                                    Robert Chui,
                                    Chief Financial Officer