Form 10QSB
period 2000-06-30
PHYSICAL SPA & FITNESS INC
filed 2000-08-10
CIK 1048055

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dated : June 30, 2000, 10,000,000 shares.

Transitional Small Business Disclosure Format (check one) :
                              Yes          No   X
                                  ----        ----

                               TABLE OF CONTENTS



PART I  -  FINANCIAL INFORMATION                                    PAGE
                                                                    ----
   ITEM 1   -   FINANCIAL STATEMENTS

     Consolidated Statements of Operations
     for the six months ended June
     31, 2000 and 1999 (Unaudited)

     Consolidated Balance Sheets at June 30, 2000 and December 31,1999 (Unaudited)

     Consolidated Statements of Cash Flows
     for the six months ended June 30, 2000
     and 1999 (Unaudited)

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

                 PHYSICAL SPA & FITNESS, INC., AND SUBSIDIARIES
                 ----------------------------------------------
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
             -------------------------------------------------------
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000 (Amounts in
      thousands, except number of shares and per share data )

                                            Three months ended June 30             Six months ended June 30
                                           1999        2000       2000           1999        2000         2000
                                        ----------  ----------  ----------    ----------  ----------  ----------
                                           HK$         HK$         US$            HK$         HK$         US$

Operating Revenues
Fitness service                            42,482      47,396       6,076        79,397      90,996       11,666
Beauty treatments                          18,856      25,344       3,250        35,955      49,121        6,297
Others                                         10           -           -            15           1            1
                                        ----------  ----------  ----------    ----------  ----------  ----------

Total operating revenues                   61,348      72,740       9,326       115,367     140,118       17,964
                                        ----------  ----------  ----------    ----------  ----------  ----------

Operating Expenses
Salaries and commissions                   20,434      21,018       2,695        33,283      41,156        5,276
Rent and related expenses                  14,364      16,744       2,147        26,891      33,601        4,308
Depreciation                                7,875       9,310       1,194        14,777      18,658        2,392
Other selling and administrative
expenses                                    9,457      17,847       2,288        24,780      32,789        4,204
                                        ----------  ----------  ----------    ----------  ----------  ----------

Total operating expenses                   52,130      64,919       8,323        99,731     126,204       16,180
                                        ----------  ----------  ----------    ----------  ----------  ----------

Income from operations                      9,218       7,821       1,003        15,636      13,914        1,784
                                        ----------  ----------  ----------    ----------  ----------  ----------

Non-operating (income) expenses

Other (income), net                          (180)       (319)        (41)         (233)       (473)         (60)
Interest expenses                             847         767          98         1,582       1,739          223
                                        ----------  ----------  ----------    ----------  ----------  ----------


Total non-operating (income) expenses         667         448          57         1,349       1,266          163
                                        ----------  ----------  ----------    ----------  ----------  ----------

Income before income taxes and
minority interests                          8,551       7,373         946        14,287      12,648        1,621

Provision for income taxes                  2,297       1,347         173         3,294       2,406          308
                                        ----------  ----------  ----------    ----------  ----------  ----------

Income before minority interests            6,254       6,026         773        10,993      10,242        1,313

Minority interests                            457         545          70           723         672           86
                                        ----------  ----------  ----------    ----------  ----------  ----------

Net income                                  5,797       5,481         703        10,270       9,570        1,227
                                        ==========  ==========  ==========    ==========  ==========  ==========

Earnings per common share                    0.58        0.55        0.07          1.03        0.96         0.12
                                        ==========  ==========  ==========    ==========  ==========  ==========

Number of shares outstanding (in
thousands)                                 10,000      10,000      10,000        10,000      10,000       10,000
                                        ==========  ==========  ==========    ==========  ==========  ==========

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate quoted by HongKong Bank on June 30, 2000 of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2000 or at any other certain rate.

                            PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                            --------------------------------------------
                                 AUDITED CONSOLIDATED BALANCE SHEET
                                 -----------------------------------
                                       AS OF DECEMBER 31, 1999
                                                 AND
                                UNAUDITED CONSOLIDATED BALANCE SHEET
                                ------------------------------------
                                        AS OF JUNE 30, 2000
         (Amounts in thousands, except number of shares and share data)
                                                                                       As of
                                                               ---------------------------------------------
                                                               December 31, 1999               June 30, 2000
                                                                            HK$                HK$       US$
ASSETS

Current assets
Cash and cash equivalents                                                 2,896              3,381       433
Trade receivables                                                         3,895              3,857       495
Rental and utility deposits                                              11,654             11,834     1,517
Prepayments to vendors and suppliers and other current assets             7,727             13,081     1,677
Inventories                                                               2,551              2,558       328
Due from related companies                                                8,373              3,378       433
Due from a stockholder                                                    4,110                695        89
                                                                   -------------         ---------- ---------
Total current assets                                                     41,206             38,784     4,972
                                                                   -------------         ---------- ---------

Bank deposits, collateralized                                             3,522              3,522       452
Prepayments for construction-in-progress                                    467             11,765     1,508
Property, plant and equipment, net                                      140,936            125,449    16,083
                                                                   -------------         ---------- ---------

Total assets                                                            186,131            179,520    23,015
                                                                   =============         ========== =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Short-term bank loans                                                     8,606              1,797       230
Long-term bank loans - current portion                                    1,851              2,341       300
Accounts payable and accrued expenses                                    18,300              9,530     1,222
Obligations under finance leases - current portion                        4,747              4,408       565
Deferred income - current portion                                        22,828             26,872     3,445
Deferred liabilities - current portion                                    2,304              2,841       365
Income taxes payable                                                      5,991              4,998       641
Taxes other than income                                                   3,182              3,191       409
                                                                   -------------         ---------- ---------

Total current liabilities                                                67,809             55,978     7,177
                                                                   -------------         ---------- ---------
Deferred income - non-current portion                                       999              2,523       324
Deferred liabilities -  non-current portion                               5,533              4,184       536
Long-term bank loans -  non-current portion                               5,587              2,553       327
Loans from minority stockholders of subsidiaries                          4,200              4,200       538
Obligations under finance leases - non-current portion                   12,114              9,905     1,270
Deferred taxation                                                         5,661              5,661       726
Minority interests                                                        5,721              6,397       820

Stockholders' equity:
Common stock, par value US$0.001 each,
   100 million shares of stock authorized;
   10 million shares of stock issued and outstanding                         78                 78        10
Cumulative translation adjustments                                          119                161        20
Retained earnings                                                        78,310             87,880    11,267
                                                                   -------------         ---------- ---------

Total stockholders' equity                                               78,507             88,119    11,297
                                                                   -------------         ---------- ---------
Total liabilities and stockholders' equity                              186,131            179,520    23,015
                                                                   =============         ========== =========

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2000 or at any other certain rate.

                 PHYSICAL SPA & FITNESS, INC., AND SUBSIDIARIES
                 ----------------------------------------------
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
           -----------------------------------------------------------
                     SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                             (Amounts in thousands)
                                                          1999            2000
                                                       ---------- ---------------------
                                                            HK$       HK$        US$
Cash flows from operating activities:

Net income                                                 10,270      9,570      1,227

Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests                                           723         672         86
Depreciation                                              14,777      18,658      2,392
Loss (Gain) on disposal of fixed assets                       71         387         50

(Increase) Decrease in assets:
Trade receivables                                            (66)         38          5
Deposits, prepayments and other current assets            (3,333)     (5,534)      (710)
Inventories                                                    9          (7)        (1)
Due from related companies                                  (280)       4,995       640

Increase (Decrease) in liabilities:
Accounts payable and accrued expenses                     (6,592)     (8,770)    (1,124)
Deferred income                                            1,340       5,568        714
Deferred liabilities                                       5,628        (812)      (104)
Income taxes payable                                       1,974        (993)      (127)
Taxes other than income                                      (22)          9          1
Deferred taxation                                              -           -          -
                                                       ----------  ---------- ----------

Net cash provided by operating activities                 24,499      23,781      3,049
                                                       ----------  ---------- ----------

Cash flows from investing activities:
Prepayments for construction-in-progress                 (14,551)    (11,298)    (1,448)
Acquisition of property, plant and
equipment                                                 (3,543)     (5,133)      (658)
Sales proceeds from disposal of  property,
plant and equipment                                          140       1,579        202
                                                       ----------  ---------- ----------

Net cash used in investing activities                    (17,954)    (14,852)    (1,904)
                                                       ----------  ---------- ----------

Cash flows from financing activities
(Settlement) Proceeds of short-term bank loans            (1,647)     (6,809)      (873)
Decrease (Increase) in due from a shareholder                361       3,415        438
Proceeds from long-term bank loans                         3,800       4,500        577
Repayment of long-term bank loans                         (1,159)     (7,044)      (903)
Assumption of finance lease obligations                      500           -          -
Capital element of finance lease rental payments          (2,419)     (2,548)      (327)
                                                       ----------  ----------  ----------

Net cash provided by (used in) financing
activities                                                  (564)     (8,486)     (1,088)
                                                       ----------  ----------  ----------

Net increase (decrease) in cash and cash
equivalents                                                5,981         443          57


Cash and cash equivalents, at beginning of
year                                                       1,721       2,896         371

Cumulative translation adjustments                          (474)         42           5
                                                       ----------  ----------  ----------

Cash and cash equivalents, at end of year                  7,228       3,381         433
                                                       ==========  ==========  ==========

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate quoted by HongKong Bank on June 30, 2000 of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2000 or at any other certain rate.

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

              NOTES TO UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
              ----------------------------------------------------
           FOR THE SIX MONTHS FROM JANUARY 1, 1999 TO JUNE 30, 1999
                      AND JANUARY 1, 2000 TO JUNE 30, 2000


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

        In respect to beauty treatments, the customers may purchase single treatments, or in packages of ten or more treatments, with quantity discounts available. There is a wide range of beauty treatments available at prices ranging from HK$400 (US$51) to HK$13,640 (US$1,749).

        The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.


RESULTS OF OPERATIONS


                                                        Six Months Ended
                                                             June 30
                                                       1999           2000
                                                       ----           ----

Operating Revenues                                    100.00%        100.00%

Total operating expenses                               86.45%         90.07%

Operating income                                       13.55%          9.93%

Income before income taxes and minority
interests                                              12.38%          9.03%

Provision for income and deferred taxes                 2.86%          1.72%

Minority interests                                      0.63%          0.48%

Net income                                              8.90%          6.83%
                                                     ========       ========


SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED) COMPARED TO SIX MONTHS ENDED
JUNE 30, 1999 (UNAUDITED)
----------------------------------------------------------------------------

         OPERATING REVENUES. The Company's operating revenues showed the continuous growth in the first six months of 2000 as compared to the first six months of 1999. Operating revenues for the first six months of 2000 totaled HK$140,118,000 (US$17,964,000) compared to HK$115,367,000 (US$14,791,000) in the first six months of 1999, representing an increase of 21%. Operating revenues derived by the Company's fitness services increased 15% to HK$90,996,000 (US$11,666,000) compared to HK$79,397,000(US$10,179,000) in the first six months of 1999. Fitness revenues as a percentage of total revenues were 65% in the first six months of 2000 as compared to 69% in the first six months of 1999.

         Operating revenues from the Company's beauty treatment business totaled HK$49,121,000 (US$6,297,000) for the six months period ended June 30, 2000 as compared to HK$35,955,000 (US$4,610,000) for the six months period ended June 30, 1999, representing an increase of 37%. Beauty treatment revenues as a percentage of total revenues were 35% in the first six months of 2000 as compared to 31% in the first six months of 1999.

       Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$132,082,000 (US$16,934,000), or 94% of total operating revenues in the six months ended June 30, 2000 as compared to HK$107,038,000 (US$13,723,000) or 93% of total operating revenues in the six months ended June 30, 1999.

        Operating revenues derived from the Company's China locations generated HK$8,036,000 (US$1,030,000), or 6% of total operating revenues in the six months ended June 30, 2000 as compared to HK$8,329,000 (US$1,068,000) or 7% of total operating revenues in the six months ended June 30, 1999.

         OPERATING EXPENSES. The Company's operating expenses for the first six months of 2000 totaled HK$126,204,000 (US$16,180,000) compared to HK$99,731,000
(US$12,786,000) in the first six months of 1999, representing an increase of 27%. Total operating expenses, after taking into account all corporate expenses, were 90% of total operating revenue, representing an increase of 5% as compared to 86% in 1999. This reflects the additional costs incurred by the Company in following its business expansion plan.

        Operating expenses associated with the Company's Hong Kong locations were HK$116,522,000 (US$14,939,000) in the six months ended June 30, 2000, representing an increase of HK$27,077,000 (US$3,471,000) or 30% as compared to HK$89,445,000 (US$11,467,000) in 1999. Hong Kong operating expenses represented 92% of total operating expenses in the six months ended June 30, 2000 as compared to 90% in 1999. The increase was primarily due to additional expenses of HK$25,706,000 (US$3,296,000) incurred by a new branch in Sheraton Hotel, Hong Kong which opened in July 1999.

         Operating expenses associated with the Company's China locations were HK$9,682,000 (US$1,241,000) in the six months ended June 30, 2000, representing a decrease of 6% as compared to HK$10,286,000 (US$1,319,000) in 1999 due to effective cost control. Operating expenses in China represented 8% of total operating expenses in the six months ended June 30, 2000 as compared to 10% in 1999.

         TOTAL NON-OPERATING EXPENSES (INCOME). Total non-operating expenses (income) for the first six months of 2000 totaled a net expense of HK$1,266,000 (US$163,000) compared to a net expense of HK$1,349,000 (US$173,000) in the first six months of 1999, representing a decrease of 6% due to an offset by interests income earned on fixed deposit.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the first six months of 2000 totaled HK$2,406,000 (US$308,000) compared to HK$3,294,000 (US$422,000) in the first six months of 1999, representing a decrease of 27% as a result of lower taxable income. The effective tax rate of operating income was 19% as compared to 23% of last year.

         NET INCOME. The Company's net income for the first six months of 2000 totaled HK$9,570,000 (US$1,227,000) compared to HK$10,270,000 (US$1,317,000) for the first six months of 1999, representing a decrease of 7%. The net income margin in the first six months of 2000 was 7% which was lower than 9% of last year. The decrease reflected that the additional overhead associated with the opening of Sheraton Hotel center has not yet been recovered by its additional contribution.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, long term loans from minority shareholders of subsidiaries, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions.

         Cash and cash equivalent balances for the respective periods ended June 30, 2000 and December 31, 1999 were HK$3,381,000 (US$433,000) and HK$2,896,000
(US$371,000), while total indebtedness at June 30, 2000 was HK$25,204,000 (US$3,231,000) and HK$37,105,000 (US$4,757,000) at December 31, 1999.

         Net cash provided by operating activities were HK$42,618,000 (US$5,464,000) and 23,781,000 (US$3,049,000) for Fiscal Year 1999, and the
six-month period ended June 30, 2000, respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$44,612,000 (US$5,719,000) and HK$14,852,000 (US$1,904,000) for Fiscal Year 1999 and the six-month period ended June 30, 2000, primarily as a result of expenditures for property, plant and equipment. Net cash used in financing activities, which mainly include proceeds from bank loans, net interest and repayment, were HK$3,166,000 (US$406,000) and HK$8,486,000 (US$1,088,000) in Fiscal Year 1999 and the six-month period ended June 30, 2000, respectively.

         In the six months ended June 30, 2000, the Company repaid the term loan of HK$3,900,000 (US$500,000) originally granted by Shanghai Commercial Bank Limited and the banking facilities in the amount of HK$11,000,000 (US$1,410,000) granted by the Kwangtung Provincial Bank. The Company replaced the said facilities with new loans of HK$4,000,000 (US$513,000) and HK$4,500,000 (US$577,000)respectively obtained from the Hongkong and Shanghai Banking Corporation Limited and East Asia Finance Company Limited.

         As of June 30, 2000, the Company has revolving lines of credit with four banks - The Hongkong and Shanghai Banking Corporation Limited, Dao Heng Bank, Shanghai Commercial Bank Limited, and the Bank of East Asia, Limited. The Company has utilized HK$500,000 (US$64,000) of these lines of credit. The Company draws down from the lines of credit primarily for general working capital purposes.

         Consistent with the general practice of the fitness and spa industry, the Company receives prepaid memberships to fitness facilities, which are non-refundable, and spa treatment dues from its customers. This practice creates working capital that the Company generally utilizes for working capital purposes. However, the unused portion of the pre-paid membership and spa treatment dues is characterized as deferred income, a liability, for accounting purposes.

         The Company's trade receivable balance at June 30, 2000, was HK$3,857,000 (US$495,000). The Company has never experienced any significant problems with collection of accounts receivable from its customers.

         Capital expenditure for 1999, and the six-month period ended June 30, 2000, were HK$44,863,000 (US$5,752,000) and HK$16,431,000 (US$2,106,000)
respectively. The Company believes that cash flow generated from its operations and its existing credit facilities should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months.

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

             The Company did not file reports on FORM 8-K during the quarter ending June 30, 2000.

                                SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    PHYSICAL SPA & FITNESS, INC.
                                    (Registrant)

Date: August 12, 2000               /S/ Ngai Keung Luk
                                    ----------------------------------
                                    Ngai Keung Luk,
                                    Chairman and Chief Executive Officer

Date: August 12, 2000               /S/ Robert Chui
                                    ----------------------------------
                                    Robert Chui,
                                    Chief Financial Officer