Form 10QSB
period 2000-09-30
PHYSICAL SPA & FITNESS INC
filed 2000-11-14
CIK 1048055

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dated : September 30, 2000, 10,000,000 shares.

Transitional Small Business Disclosure Format (check one) :
                              Yes          No   X
                                  ----        ----

                                TABLE OF CONTENTS



PART I  -  FINANCIAL INFORMATION                                    PAGE
                                                                    ----
   ITEM 1   -   FINANCIAL STATEMENTS

     Consolidated Statements of Income
     for the nine months ended September
     30, 2000 and 1999 (Unaudited)

     Consolidated Balance Sheets at September 30, 2000 and December 31, 1999 (Unaudited)

     Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 (Unaudited)

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

                                     PHYSICAL SPA & FITNESS, INC., AND SUBSIDIARIES
                                     ----------------------------------------------
                                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                 -------------------------------------------------------
                             THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                           (Amounts in thousands, except number of shares and per share data)

                                           Three months ended September 30      Nine months ended September 30
                                           1999        2000       2000           1999        2000         2000
                                        ----------  ----------  ----------    ----------  ----------  ----------
                                           HK$         HK$         US$            HK$         HK$         US$

Operating Revenues
Fitness service                            43,208      54,985       7,049       122,605      145,981      18,715
Beauty treatments                          21,070      28,132       3,607        57,025       77,253       9,904
Others                                          9           -           -            24            1           1
                                        ----------  ----------  ----------    ----------   ----------  ----------

Total operating revenues                   64,287      83,117      10,656       179,654      223,235      28,620
                                        ----------  ----------  ----------    ----------   ----------  ----------

Operating Expenses
Salaries and commissions                   20,553      23,666       3,034        53,836       64,822       8,311
Rent and related expenses                  17,865      18,341       2,351        44,756       51,942       6,659
Depreciation                                9,302      10,433       1,338        24,079       29,091       3,730
Other selling and administrative
expenses                                   14,055      23,308       2,988        38,835       56,097       7,191
                                        ----------  ----------  ----------    ----------   ----------  ----------

Total operating expenses                   61,775      75,748       9,711       161,506      201,952      25,891
                                        ----------  ----------  ----------    ----------   ----------  ----------

Income from operations                      2,512       7,369         945        18,148       21,283       2,729
                                        ----------  ----------  ----------    ----------   ----------  ----------

Non-operating (income) expenses

Other (income), net                           (47)       (124)        (16)         (280)        (597)        (77)
Interest expenses                             728         652          84         2,310        2,391         307
                                        ----------  ----------  ----------    ----------   ----------  ----------


Total non-operating (income) expenses         681         528          68         2,030        1,794         230
                                        ----------  ----------  ----------    ----------   ----------  ----------

Income before income taxes and
minority interests                          1,831       6,841         877        16,118       19,489       2,499

Provision for income taxes                  1,041       1,756         225         4,335        4,162         534
                                        ----------  ----------  ----------    ----------   ----------   ---------

Income before minority interests              790       5,085         652        11,783       15,327       1,965

Minority interests                             94         (97)        (12)          817          575          74
                                        ----------  ----------  ----------    ----------   ----------   ----------

Net income                                    696       5,182         664        10,966       14,752        1,891
                                        ==========  ==========  ==========    ==========   ==========   ==========

Earnings per common share                    0.07        0.52        0.07          1.10         1.48         0.19
                                        ==========  ==========  ==========    ==========   ==========   ==========

Number of shares outstanding (in
thousands)                                 10,000      10,000      10,000        10,000       10,000       10,000
                                        ==========  ==========  ==========    ==========   ==========   ==========

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate quoted by Hong Kong Bank on September 30, 2000 of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2000 or at any other certain rate.

                            PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                            --------------------------------------------
                                 AUDITED CONSOLIDATED BALANCE SHEET
                                 -----------------------------------
                                       AS OF DECEMBER 31, 1999
                                                 AND
                                UNAUDITED CONSOLIDATED BALANCE SHEET
                                ------------------------------------
                                        AS OF SEPTEMBER 30, 2000
                   (Amounts in thousands, except number of shares and share data)

                                                                                       As of
                                                               ---------------------------------------------
                                                               December 31, 1999          September 30, 2000
                                                                            HK$                HK$       US$
ASSETS

Current assets
Cash and cash equivalents                                                 2,896              4,628       593
Trade receivables                                                         3,895              4,229       542
Rental and utility deposits                                              11,654             13,146     1,685
Prepayments to vendors and suppliers and other current assets             7,727              9,096     1,166
Inventories                                                               2,551              2,552       328
Due from related companies                                                8,373              3,580       459
Due from a stockholder                                                    4,110                634        81
                                                                   -------------         ---------- ---------
Total current assets                                                     41,206             37,865     4,854
                                                                   -------------         ---------- ---------

Bank deposits, collateralized                                             3,522              3,522       452
Prepayments for construction-in-progress                                    467             11,984     1,537
Property, plant and equipment, net                                      140,936            140,450    18,006
                                                                   -------------         ---------- ---------

Total assets                                                            186,131            193,821    24,849
                                                                   =============         ========== =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Short-term bank loans                                                     8,606              4,313       553
Long-term bank loans - current portion                                    1,851              2,771       355
Accounts payable and accrued expenses                                    18,300             16,169     2,073
Obligations under finance leases - current portion                        4,747              4,482       575
Deferred income - current portion                                        22,828             31,908     4,091
Deferred liabilities - current portion                                    2,304              2,683       344
Income taxes payable                                                      5,991              4,908       629
Taxes other than income                                                   3,182              3,195       410
                                                                   -------------         ---------- ---------

Total current liabilities                                                67,809             70,429     9,030
                                                                   -------------         ---------- ---------
Deferred income - non-current portion                                       999                729        93
Deferred liabilities -  non-current portion                               5,533              3,593       461
Long-term bank loans -  non-current portion                               5,587              4,063       521
Loans from minority stockholders of subsidiaries                          4,200                  -         -
Obligations under finance leases - non-current portion                   12,114              9,931     1,273
Deferred taxation                                                         5,661              5,661       726
Minority interests                                                        5,721              6,109       783

Stockholders' equity:
Common stock, par value US$0.001 each,
   100 million shares of stock authorized;
   10 million shares of stock issued and outstanding                         78                 78        10
Cumulative translation adjustments                                          119                166        21
Retained earnings                                                        78,310             93,062    11,931
                                                                   -------------         ---------- ---------

Total stockholders' equity                                               78,507             93,306    11,962
                                                                   -------------         ---------- ---------
Total liabilities and stockholders' equity                              186,131            193,821    24,849
                                                                   =============         ========== =========

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2000 or at any other certain rate.

                 PHYSICAL SPA & FITNESS, INC., AND SUBSIDIARIES
                 ----------------------------------------------
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
           -----------------------------------------------------------
                     NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                             (Amounts in thousands)
                                                          1999            2000
                                                       ----------  ---------------------
                                                            HK$       HK$        US$
Cash flows from operating activities:

Net income                                                 10,966      14,752      1,891

Adjustments to reconcile net income to net
 cash provided by operating activities:
Minority interests                                            817         575         74
Depreciation                                               24,079      29,091      3,730
Loss (Gain) on disposal of fixed assets                         -         486         62
Goodwill on acquisition of subsidiaries                         -       1,115        143

(Increase) Decrease in assets:
Trade receivables                                           (250)        (334)       (43)
Deposits, prepayments and other current assets            (1,289)      (2,861)      (366)
Inventories                                                  135           (1)        (1)
Due from related companies                                    50        4,793        614

Increase (Decrease) in liabilities:
Accounts payable and accrued expenses                      3,920       (2,131)      (273)
Deferred income                                            1,821        8,810      1,129
Deferred liabilities                                       5,445       (1,561)      (200)
Income taxes payable                                       3,015       (1,083)      (139)
Taxes other than income                                      (28)          13          2
Deferred taxation                                              -            -          -
                                                       ----------   ---------- ----------

Net cash provided by operating activities                 48,681       51,664      6,623
                                                       ----------   ---------- ----------

Cash flows from investing activities:
Prepayments for construction-in-progress                   1,025      (11,517)    (1,476)
Acquisition of property, plant and
  equipment                                              (43,237)     (31,081)    (3,985)
Acquisition of subsidiaries                                    -       (1,300)      (167)
Sales proceeds from disposal of property,
  plant and equipment                                         93        1,987        255
                                                       ----------   ---------- ----------

Net cash used in investing activities                    (42,119)     (41,911)    (5,373)
                                                       ----------   ---------- ----------

Cash flows from financing activities
Settlement of short-term bank loans                       (1,455)      (4,293)      (550)
Decrease in due from a stockholder                         1,046        3,476        445
Proceeds from long-term bank loans                         3,800        7,000        897
Repayment of long-term bank loans                         (1,809)      (7,604)      (975)
Assumption of finance lease obligations                      900        1,300        167
Capital element of finance lease rental payments          (3,866)      (3,747)      (480)
Repayment of loans from minority stockholders of
  subsidiaries                                                 -       (4,200)      (538)
                                                       ----------   ---------- ----------

Net cash used in financing activities                     (1,384)      (8,068)    (1,034)
                                                       ----------   ---------- ----------

Net increase in cash and cash
  equivalents                                              5,178        1,685        216


Cash and cash equivalents, at beginning of
year                                                       1,721        2,896        371

Cumulative translation adjustments                           (12)          47          6
                                                       ----------   ---------- ----------

Cash and cash equivalents, at end of year                  6,887        4,628        593
                                                       ==========   ========== ==========

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars

("US$") for the convenience of the reader has been made at the exchange rate quoted by HongKong Bank on September 30, 2000 of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2000 or at any other certain rate.

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

              NOTES TO UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
              ----------------------------------------------------
         FOR THE NINE MONTHS FROM JANUARY 1, 1999 TO SEPTEMBER 30, 1999
                    AND JANUARY 1, 2000 TO SEPTEMBER 30, 2000


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

         (iv)     leasehold property in Hong Kong owned by a related company;
                  and

         (v)      personal guarantees from the principal stockholders.


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


RESULTS OF OPERATIONS


                                                        Nine Months Ended
                                                           September 30
                                                       1999           2000
                                                       ----           ----

Operating Revenues                                    100.00%        100.00%

Total operating expenses                               89.90%         90.47%

Operating income                                       10.10%          9.53%

Income before income taxes and minority
interests                                               8.97%          8.73%

Provision for income and deferred taxes                 2.41%          1.86%

Minority interests                                      0.45%          0.26%

Net income                                              6.10%          6.61%
                                                     ========       ========


NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)
----------------------------------------------------------------------------

         OPERATING REVENUES. The Company's operating revenues showed the continuous growth in the first nine months of 2000 as compared to the first nine months of 1999. Operating revenues for the first nine months of 2000 totaled HK$223,235,000 (US$28,620,000) compared to HK$179,654,000 (US$23,033,000) in the first nine months of 1999, representing an increase of 24%. Operating revenues derived by the Company's fitness services increased 19% to HK$145,981,000 (US$18,715,000) compared to HK$122,605,000 (US$15,719,000) in the first nine months of 1999. Fitness revenues as a percentage of total revenues were 65% in the first nine months of 2000 as compared to 68% in the first nine months of 1999.

         Operating revenues from the Company's beauty treatment business totaled HK$77,253,000 (US$9,904,000) for the nine months period ended September 30, 2000 as compared to HK$57,025,000 (US$7,311,000) for the nine months period ended September 30, 1999, representing an increase of 35%. Beauty treatment revenues as a percentage of total revenues were 35% in the first nine months of 2000 as compared to 32% in the first nine months of 1999.

         Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$210,557,000 (US$26,995,000), or 94% of total operating revenues in the nine months ended September 30, 2000 as compared to HK$167,890,000 (US$21,525,000) or 93% of total operating revenues in the nine months ended September 30, 1999.

         Operating revenues derived from the Company's China locations generated HK$12,678,000 (US$1,625,000), or 6% of total operating revenues in the nine months ended September 30, 2000 as compared to HK$11,764,000 (US$1,508,000) or 7% of total operating revenues in the nine months ended September 30, 1999.

         OPERATING EXPENSES. The Company's operating expenses for the first nine months of 2000 totaled HK$201,952,000 (US$25,891,000) compared to HK$161,506,000
(US$20,706,000) in the first nine months of 1999, representing an increase of 25%. This reflects the additional costs incurred by the Company in following its business expansion plan. Total operating expenses, after taking into account all corporate expenses, were effectively controlled at 90% of total operating revenue, being the same level as 1999.

         Operating expenses associated with the Company's Hong Kong locations were HK$186,006,000 (US$23,847,000) in the nine months ended September 30, 2000, representing an increase of HK$39,644,000 (US$5,083,000) or 27% as compared to HK$146,362,000 (US$18,764,000) in 1999. Hong Kong operating expenses represented 92% of total operating expenses in the nine months ended September 30, 2000 as compared to 91% in 1999. The increase was primarily due to additional expenses of HK$6,083,000 (US$780,000) incurred by a new branch in Tuen Mun, Hong Kong which opened in July 2000 and an increase of HK$26,568,000 (US$3,406,000) in operating expenses incurred by Sheraton Hotel center which opened in July 1999.

         Operating expenses associated with the Company's China locations were HK$15,946,000 (US$2,044,000) in the nine months ended September 30, 2000, representing an increase of 5% as compared to HK$15,144,000 (US$1,942,000) in 1999. The increase was primarily due to an additional expense of HK$943,000 (US$121,000) incurred by a new branch in Macau which opened in October 2000. Operating expenses in China represented 8% of total operating expenses in the nine months ended September 30, 2000 as compared to 9% in 1999.

         TOTAL NON-OPERATING EXPENSES (INCOME). Total non-operating expenses (income) for the first nine months of 2000 totaled a net expense of HK$1,794,000 (US$230,000) compared to a net expense of HK$2,030,000 (US$260,000) in the first nine months of 1999, representing a decrease of 12% due to an offset by interests income earned on fixed deposit.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the first nine months of 2000 totaled HK$4,162,000 (US$534,000) compared to HK$4,335,000 (US$556,000) in the first nine months of 1999, representing a decrease of 4%. The effective tax rate of operating income was 21% as compared to 27% of last year.

         NET INCOME. The Company's net income for the first nine months of 2000 totaled HK$14,752,000 (US$1,891,000) compared to HK$10,966,000 (US$1,406,000)
for the first nine months of 1999, representing an increase of 35%. The net income margin in the first nine months of 2000 was 7% which was higher than 6% of last year. The increase reflected the additional contribution of Sheraton Hotel center which opened in July 1999.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions.

         Cash and cash equivalent balances for the respective periods ended September 30, 2000 and December 31, 1999 were HK$4,628,000 (US$593,000) and
HK$2,896,000 (US$371,000), while total indebtedness at September 30, 2000 was HK$25,560,000 (US$3,277,000) and HK$37,105,000 (US$4,757,000) at December 31,
1999.

         Net cash provided by operating activities were HK$42,618,000 (US$5,464,000) and 51,664,000 (US$6,623,000) for Fiscal Year 1999, and the
nine-month period ended September 30, 2000, respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$44,612,000 (US$5,719,000) and HK$41,911,000 (US$5,373,000) for Fiscal Year 1999 and the nine-month period ended September 30, 2000, primarily as a result of expenditures for property, plant and equipment. Net cash used in financing activities, which mainly include proceeds from bank loans, net interest and repayment, were HK$3,166,000 (US$406,000) and HK$8,068,000 (US$1,034,000) in Fiscal Year 1999 and the
nine-month period ended September 30, 2000, respectively.

         In the nine months ended September 30, 2000, the Company repaid the term loan of HK$3,900,000 (US$500,000) originally granted by Shanghai Commercial Bank Limited and the banking facilities in the amount of HK$11,000,000 (US$1,410,000) granted by the Kwangtung Provincial Bank. The Company replaced the said facilities with new loans of HK$4,000,000 (US$513,000) and HK$4,500,000 (US$577,000)respectively obtained from the Hongkong and Shanghai Banking Corporation Limited and East Asia Finance Company Limited.

         In July, 2000 the Company entered into a finance agreement with Standard Chartered Bank for the purchase of a motor vehicle in the amount of HK$1,300,000 (US$167,000). The loan is repayable by twenty-four (24) monthly installments, commencing August, 2000.

         In September, 2000 the Company obtained new banking facilities to the extent of HK$10,000,000 (US$1,282,000) from Shanghai Commercial Bank Limited for the purchase of exercise equipment for the center in Macau. The facilities were secured by a debenture incorporating fixed charge of the said equipment and floating charge on the undertaking, other property and assets owned by one of the Company's subsidiaries. In October, 2000, the Company drew down the loan amount of HK$5,000,000 (US$641,000) which is repayable by twenty-four (24) equal monthly installment payments commencing November, 2000.

         As of September 30, 2000, the Company has revolving lines of credit with four banks - The Hongkong and Shanghai Banking Corporation Limited, Dao Heng Bank, Shanghai Commercial Bank Limited, and the Bank of East Asia, Limited. The Company has utilized HK$3,400,000 (US$436,000) of these lines of credit. The Company draws down from the lines of credit primarily for general working capital purposes.

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

         The Company's trade receivable balance at September 30, 2000, was HK$4,229,000 (US$542,000). The Company has never experienced any significant problems with collection of accounts receivable from its customers.

         Capital expenditure for 1999, and the nine-month period ended September 30, 2000, were HK$44,863,000 (US$5,752,000) and HK$42,598,000 (US$5,461,000)
respectively. The Company believes that cash flow generated from its operations and its existing credit facilities should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months.

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

             The Company did not file reports on FORM 8-K during the quarter ending September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    PHYSICAL SPA & FITNESS, INC.
                                    (Registrant)

Date: November 8, 2000               /S/ Ngai Keung Luk
                                    ----------------------------------
                                    Ngai Keung Luk,
                                    Chairman and Chief Executive Officer

Date: November 8, 2000               /S/ Robert Chui
                                    ----------------------------------
                                    Robert Chui,
                                    Chief Financial Officer