Form 10-K
period 2000-12-31
PHYSICAL SPA & FITNESS INC
filed 2001-04-17
CIK 1048055

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from ____________________ to ____________________

                          Commission file number 026573
                                                ------

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

                          14/F Lee Theatre Plaza
                          99 Percival St., Causeway Bay
                           Hong Kong              Not applicable
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:       852 2572-8888
                                                          -------------

Securities registered pursuant to Section 12(b) of the Act:    None
                                                               ----

Securities registered pursuant to Section 12(g) of the Act:
                                                  Common Stock, $.001 par value
                                                  -----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                           YES [ ]   NO  [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State issuer's revenues for its most recent fiscal year: $38,887,000

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2000 was $374,000 based upon the average of the last available bid and asked price of the Common Stock of $0.187 as of December, 2000.

         The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2000: 10,000,000

         Common Stock, $.001 Par Value 10,000,000 shares

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND OF THE COMPANY

        Physical Spa & Fitness Inc. (the "Company"), through its subsidiaries, operates fitness and spa centers in Hong Kong and the People's Republic of China ("China" or the "PRC"). The Company currently operates fourteen facilities: ten in Hong Kong and four in China (including one in Macau) under the name "PHYSICAL", with the exception of Renaissance Beauty Centre (see "Company Organization"). All of the Company's operations, including the operating of the fitness and spa centers, property holding, investment holding and other corporate activities are conducted through the Company's wholly-owned or majority-owned subsidiaries or joint ventures (see "Business of the Company Organization"). The fitness and spa centers in Hong Kong are operated by the Company's subsidiaries. Physical Health Centre Hong Kong Limited, a Hong Kong corporation and a majority (91.4%) owned subsidiary of the Company, operates the following centers in Hong Kong: Causeway Bay, Tsimshatsui, Shatin, Mei Foo and Kowloon City. Another four wholly owned subsidiaries of the Company, Physical Health Centre (Tsuen Wan) Limited, Physical Health Center (TST) Limited, Physical Health Centre (Tuen Mun) Limited and Physical Health Centre (E House) Limited (formerly known as Global Resources Limited) respectively operates the Tsuen Wan Centre (opened in July, 1998), the Sheraton Hotel center (opened in July, 1999), the Tuen Mun Centre (opened in July, 2000), and the Elizabeth House Centre (opened in April, 2001). All of these companies are Hong Kong corporations. Renaissance Beauty Centre is operated by Supreme Resources Limited, which was previously a majority (70%) owned subsidiary of the Company and became a wholly-owned subsidiary in 2000. Supreme Resources Limited is also a Hong Kong corporation.

         The Company's facilities in China are operated by two joint ventures:
Shanghai Physical Ladies' Club Co., Ltd. ("Shanghai Joint Venture"), which operates two centers in the city of Shanghai, and Dalian Physical Ladies' Club Co., Ltd. ("Dalian Joint Venture"), which operates fitness and spa facility in the city of Dalian. The Company, through its subsidiaries, holds 100% (increased from 92.5% in 2000) interest in the Shanghai Joint Venture and a 90% interest in the Dalian Joint Venture. The minority interest in the Dalian joint ventures is held by the joint venture's Chinese partner. China regulations of the fitness and spa facilities encourage joint ventures with a foreign company and provide less restrictive regulations of such form of business entities. See "Government Regulation - China".

         The Company's facility in Macau is operated by a wholly-owned subsidiary of the Company, Su Sec Pou Physical Health Centre (Macau) Limited, which is a Macau corporation.

        The Company provides its customers, at each location, with access to a wide range of U.S.- styled fitness and spa services. The Company offers to its customers a membership for the use of its fitness facilities, which include extensive aerobics programs, personalized training, cardiovascular conditioning and strength training. The facilities are equipped with the latest Western exercise equipment, including Life Fitness, Cybex, Flex and Precor. Spa and beauty treatment services are provided to both members and visitors, and include skin care and facial treatments, massage, relaxation programs and weight-management programs. The Company also sells at the facilities a variety of exercise clothing and European beauty products. Based on the number of the Company's facilities members, management believes that the Company is among the top providers of fitness, exercise, and spa/beauty treatment services in Hong Kong and China, with approximately 70,000 members.

        The Company's strategy is to provide a one-stop fitness and beauty center for its customers. With the exception of the Mei Foo and Elizabeth House locations in Hong Kong, all other facilities in Hong Kong and China are exclusively for women. Management believes that the Company's strong market presence in Hong Kong and its successful entrance into China's market is a result of its strategy of combining fitness and beauty services in a single facility that offers state-of-the-art exercise equipment, high quality beauty treatments and professional staff.

        The Company believes that it is one of the first companies to provide Western fitness and spa services in China. In 1994, the predecessor companies of Physical Beauty & Fitness Holdings Limited, a British Virgin Islands corporation ("Physical Limited"), the holding company of the Company's subsidiaries, began a process of expansion into targeted market segments in China. In 1994, the Company through Shanghai Joint Venture opened the Company's first China operation in Huangpu, Shanghai, with a fitness center comprising of approximately 15,000 square feet to provide fitness and spa treatment facilities. Another center of similar size was opened in Hongqiao, Shanghai in September 1995,through Shanghai Joint Venture. The Hongqiao outlet was relocated to Xu Hui with enhanced facilities in early March, 2001. A third China operation in Dalian commenced in April 1996 and is conducted through Dalian Joint Venture. See "Business of the Company - Organization". The Company's facilities in China are operated under the name "Physical Ladies' Club", and the Company registered a servicemark under that name in Chinese language, which precludes others from the use of the same name. See "Business of the Company - Trademarks and Trade Names".

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

         The Company's strategy for maintaining its strong presence in Hong Kong is to continue to provide existing and new members with high quality services at an affordable price and by periodically upgrading the facilities as new developments and technology emerge in the industry. The Company's objective is to add new services and treatments to keep the Company current with market trends and to promote and enhance the Company's reputation of providing value-driven services to its customers. The Company places heavy emphasis on staff training which is supported by an in-house training department and on-going classes. In 2000, the Company opened two new fitness centers. One is in Tuen Mun, a densely populated district in the New Territories, Hong Kong. Another is in Macau which is strategically located at the mouth of Pearl River on the border of China. The Company also opened a new center in Elizabeth House, Causeway Bay, Hong Kong in early April, 2001 which is offering fitness services to both male and female customers. See "Business of the Company - Properties".

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

        The Company maintains its executive and administrative office Hong Kong at:

14/F., Lee Theatre Plaza
99 Percival St., Causeway Bay, HONG KONG
The telephone number of the Company in Hong Kong is (852) 2572-8888.

         Unless the context requires otherwise, as used herein, any reference to the Company includes the Company's subsidiaries - Physical Beauty & Fitness Holdings Limited, Physical Health Centre Hong Kong Ltd., Regent Town Holdings Ltd., Supreme Resources Ltd., Physical Health Centre (Tuen Mun) Ltd. (formerly known as Physical Health Centre (Zhong Shan) Limited), Zhongshan Physical Ladies' Club, Ltd., Ever Growth Ltd., Proline Holdings Ltd., Shanghai Physical Ladies' Club Company Ltd., Shanghai Physical Ladies' Club Co., Ltd., Jade Regal Holdings Ltd., Physical Health Centre( Dalian) Ltd., Dalian Physical Ladies' Club Co. Ltd., Star Perfection Holdings Ltd., Physical Health Centre (Shenzhen) Ltd., Shenzhen Physical Ladies' Club Company Ltd., Physical Health Centre (Tsuen
Wan) Limited, Physical Health Centre (Macau) Limited, Su Sec Pou Physical Health Centre (Macau) Limited, Physical Health Centre (TST) Limited, and Physical Health Centre (E House) Limited (formerly known as Global Resources Limited). See also "Business - Organization".

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

                                                                                  EQUITY INTEREST
                                   DATE OF ACQUISITION /    PLACE OF                OWNED BY THE        PRINCIPAL
        NAME OF COMPANY            FORMATION                INCORPORATION             COMPANY           ACTIVITIES
                                                                                 Direct     Indirect
                                                                                 ------     --------
        Physical Beauty and        March 8, 1996                  BVI             100%          -       Investment
          Fitness Holdings                                                                              holding
          Limited ("Physical
          Limited")

        Ever Growth Limited        September 29, 1994             HK                -         100%      Property
          ("Ever Growth")                                                                               holding

        Physical Health Centre     December 1, 1998               HK                -         100%      Operate a
          (E House) Limited                                                                             Fitness
          (formerly known as                                                                            Center
          Global Resources                                                                              in
          Limited)                                                                                      Hong Kong

        Jade Regal Holdings        March 15, 1996                 BVI               -         100%      Investment
          Limited ("Jade Regal")                                                                        holding

------------

                                                                                    EQUITY INTEREST
                                      DATE OF ACQUISITION     PLACE OF                OWNED BY THE        PRINCIPAL
        NAME OF COMPANY               / FORMATION             INCORPORATION             COMPANY           ACTIVITIES
                                                                                  Direct      Indirect
                                                                                  ------      --------
        Physical Health Centre        March 15, 1996                 HK              -          100%      Investment
          (Dalian) Limited                                                                                holding
          ("Dailan Physical")

        Physical Health Centre        March 21, 1997                 HK              -          100%      Investment
          (Macau) Limited                                                                                 holding

        Physical Health Centre        April 15, 1996                 HK              -          100%      Investment
          (Shenzhen) Limied                                                                               holding
          ("Shenzhen Physical")

        Physical Health Centre        November 18, 1998              HK              -          100%      Operating a
          (TST) Limited                                                                                   Fitness
          ("Physical TST")                                                                                Center in
                                                                                                          Hong Kong

        Physical Health Centre        September 8, 1997              HK              -          100%      Operating a
          (Tsuen Wan) Limited                                                                             Fitness
          ("Physical Tsuen Wan")                                                                          Center in
                                                                                                          Hong Kong

        Physical Health Centre        September 29, 1994             HK              -          100%      Operating a
          (Tuen Mun) Limited                                                                              Fitness
                                                                                                          Center in
                                                                                                          Hong Kong

        Physical Health Centre        March 2, 1990                  HK              -          91.4%     Operating 5
          Hong Kong Limited                                                                               Fitness
        ("Hong Kong Limited")                                                                             Centers in
                                                                                                          Hong Kong

        Proline Holdings Limited      September 28, 1994             BVI             -          100%      Investment
          ("Proline")                                                                                     holding

        Regent Town Holdings          September 20, 1993             BVI             -          100%      Investment
          Limited ("Regent")                                                                              holding

        Shanghai Physical Ladies'     September 28, 1994             HK              -          100%      Investment
          Club Company Limited                                                                            holding
          ("Shanghai Physical")

        Star Perfection Holdings      April 15, 1996                 BVI             -          100%      Investment
          Limited ("Star                                                                                  holding
          Perfection")

        Supreme Resources Limited     September 29, 1994             HK              -          100%      Operating a
          ("Supreme")                                                                                     beauty
                                                                                                          treatment
                                                                                                          center in
                                                                                                          Hong Kong

        Su Sec Pou Physical Health    August 18, 1997               Macau            -          100%      Operating a
          Centre (Macau), Limited                                                                         Fitness
                                                                                                          Center in
                                                                                                          Macau

See also Notes to the Financial Statements

See also "Company" - Properties". The Company's organizational chart is set forth below.


                                         ORGANIZATION CHART OF PHYSICAL SPA & FITNESS INC.
                                         --------------------------------------------------

                                                   Physical Spa & Fitness Inc.
                                                                              US
                                                                |
                                                                |100%
                                                                |
                                                     Physical Beauty & Fitness
                                                         Holdings Limited
                                                                BVI
                                                                |
                                                                |
---|-----------|----------|----------|----------|----------|-----------|--------------|---------------|---------|----------|-------
   |100%**     |100%*     |100%      |100%      |91.40%    |100%*      |100%*         |100%*          |100%*    |100%*     |100%*
----------- ---------- ---------- ---------- ---------- ----------- ----------- -----------------  ---------- --------- -----------
Supreme      Physical    Regent      Jade      Physical   Physical     Star          Physical       Physical    Ever     Physical
Resources     Health      Town       Regal     Health     Health    Perfection        Health         Health     Growth    Health
Limited       Centre     Holdings  Holdings    Centre     Centre     Holdings         Centre         Centre    Limited    Centre
             (E House)   Limited    Limited   Hong Kong  (Tsuen Wan)  Limited       (Tuen Mun)       (TST)                (Macau)
              Limited                          Limited     Limited                    Limited       Limited               Limited
    HK          HK         BVI        BVI        HK         HK          BVI            HK              HK        HK         HK
----------- ---------- ---------- ---------- ---------- ----------- ----------- -----------------  ---------- --------- -----------
   |           |          |          |          |          |           |                |            |          |          |
   |100%       |100%      |100%      |100%*     |100%      |100%       |100%*    100%---|---95%      |100%      |100%      |100%
Renaissance  Causeway   Proline    Physical     |        Tsuen Wan    Physical  Tuen Mun| Zhongshan   Tsim-     Property  Su Sec Pou
  Beauty      Bay       Holdings    Health      |      Health Centre   Health           |   Joint     shatsui     in        Health
  Center     -E House   Limited     Centre      |                      Centre           |  Venture   -Sheraton  Mei Foo     Centre
 (Central                          (Dalian)     |                    (Shenzhen)                                            (Macau),
 Branch                             Limited     |                     Limited                                             Limited
Operation)                                      |
    HK          HK         BVI       HK         |           HK          HK         HK                  HK                  Macau
----------- ---------- ---------- ---------     |       ----------- ----------- ---------          ----------             ---------
                         |           |          |                      |
                         |100%*      |90%       |                      |90%
                        Shanghai     |          |                      |
                        Physical     |          |                      |
                         Ladies'     |          |                      |
                          Club       |          |                      |
                         Company     |          |                      |
                         Limited     |          |                      |
                           HK        |        Causeway Bay             |
                       ----------    |        Tsimshatsui              |
                         |                      Shatin                 |
                         |100%       |          Mei Foo                |
                         |           |        Kowloon City             |
                        Shanghai    Dalian                         Shenzhen
                         Joint      Joint                            Joint
                        Venture     Venture      HK                Venture
                                              ----------

*50% held by one nominee shareholder. Since the Companies Ordinance of Hong Kong requires a minimum of 2 shareholders for each limited company, Mr. Luk holds the remaining shares on behalf of Physical Beauty & Fitness Holdings Ltd.

**30% held by one nominee shareholder. Since the Companies Ordinance of Hong Kong requires a minimum of 2 shareholders for each limited company, Mr. Luk holds the remaining shares on behalf of Physical Beauty & Fitness Holdings Ltd.

OWNERSHIP STRUCTURES IN CHINA

      The organizational structure of the Company's operations in China is set forth below.

                                             INTEREST    TERM        REGISTERED
                                 TYPE OF     OWNED BY   OF THE       CAPITAL
  NAME OF THE                     JOINT        THE       JOINT       (AMOUNT IN
 JOINT VENTURE     LOCATION      VENTURE     COMPANY    VENTURE      THOUSAND)           PROFIT SHARING ARRANGEMENT
----------------- ------------  ----------  ----------  --------  ----------------  ------------------------------------
Shanghai          Huangpu       Co-operative  100%      10        Originally        None. Joint venturer  receives
Physical          and Xu Hui                             years    US$1,000 in       rent for locations and will
Ladies' Club      (formerly                                       cash and          receive equipment when the Joint
Co., Ltd.         known as                                        increased to      venture is dissolved.
("Shanghai        Hongqiao),                                      US$2,000 in
Joint Venture")   Shanghai                                        cash in 1995

Dalian Physical   Dalian        Equity      90%         12        Originally        Pro-rata to equity interests
Ladies' Club                                             years    Rmb10,000 in
Co., Ltd.                                                         cash and
("Dalian Joint                                                    changed to
Venture")                                                         Rmb1,000 in
                                                                  cash and
                                                                  Rmb9,000
                                                                  in form of
                                                                  fixed assets
                                                                  and renovation
                                                                  materials in
                                                                  1996

Shenzhen          Shenzhen      Co-operative   90%      10        HK$4,600 in       Pro-rata to equity interests
Physical                                                 years    form of cash
Ladies' Club                                                      and fixed
Co. Ltd.                                                          assets
("Shenzhen
Joint
Venture")

Zhongshan         Zhongshan     Co-operative   95%      10        US$500 in form    Pro-rata to equity interests
Physical                                                 years    of cash and
Ladies' Club                                                      fixed assets
Co. Ltd.
("Zhongshan
Joint Venture")

See also Notes to the Financial Statements

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

         ZHONGSHAN JOINT VENTURE. In June 1996, Physical Health Center (Zhong
Shan) Ltd. ("Zhongshan Physical", now known as Physical Health Centre (Tuen Mun) Limited), entered into a joint venture contract, as supplemented in August, 1996, with a Chinese enterprise in Zhongshan, China to establish a Sino-foreign cooperative joint venture for the provision of fitness and spa services. Prior to the date of this report, however, the Company has verbally agreed with the Chinese enterprise to terminate the joint venture contract.

         SHENZHEN JOINT VENTURE. In 1996, Shenzhen Physical Ladies' Club Co., Ltd., entered into a joint venture contract with a Chinese enterprise in Shenzhen, China to establish a Sino-foreign cooperative joint venture for the provision of fitness and spa services. Prior to the date of this report, however, the Company has verbally agreed with the Chinese partner to terminate the joint venture contract.

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

        A handful of small clubs with standard facilities have opened in recent years, but offer, in the Management's opinion, a limited selection of locally made, out-of-date equipment (as compared to the equipment used in the Company's centers). Such facilities are frequented by more men than women, as they tend to be equipped with barbells and weights.

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

        In recent years, several Hong Kong and Japanese companies have entered the market with small, limited service salons. Several internationally recognized skin care lines, such as Dior, Channel and Elizabeth Arden have become available in department stores. Those department stores often hold in-house promotions to demonstrate their products and educate potential customers. It appears that the desire to own anything imported, including skin care products, is considered prestigious and is therefore highly desired by Chinese women. The Management noticed that the demand for "foreign" spa treatments and beauty salons, and imported products is high. The local and international media is introducing fitness and skin care news to a growing receptive audience. The Company believes that the demand for affordable, value-driven beauty and skin care has increased.

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

HONG KONG

        The first facility was opened in the Mei Foo Sun Chuen area of Hong Kong, which has a population of approximately 680,000. The Company's first center offered fitness training and spa treatment facilities at a price thought to be affordable by its target middle-class customers. The Mei Foo Center operates under a membership basis and is open to both male and female customers. The Mei Foo Center proved profitable and within a year, it had enrolled more than 700 members and 1,000 clients for spa treatments. In 1990 the Mei Foo Center was expanded by acquiring by the Company's subsidiary an additional 700 square feet, immediately above the existing facility. In December 1999 and October 2000, the spa and fitness facilities were respectively expanded by approximately 4,000 square feet, resulting in a total of 12,000 square feet.

        The second fitness and spa center under the name "Physical Ladies' Club" was opened in July 1988 on Nathan Road, Tsimshatsui, Kowloon, which is one of the busiest commercial and entertainment areas in the Kowloon area of Hong Kong. The Tsimshatsui Center, consisting at that time of 12,000 sq. ft. (subsequently expanded to 25,000 sq. ft) is, to the best of the Management's knowledge, to be the first fitness and spa center to provide high quality, Western-styled professional services for fitness training and spa treatment for middle income women customers in Hong Kong. Tsimshatsui Center within a year of its opening, had approximately 2,000 fitness members and 2,000 patrons for spa treatments.

        In March 1990, the business of Physical Health Club and Physical Ladies' Club was transferred to, and consolidated under, Hong Kong Limited (see above).

        To broaden its geographical diversification, Hong Kong Limited opened its third fitness and spa center in Causeway Bay Plaza, Causeway Bay in August, 1990. Located in one of the most popular entertainment areas on Hong Kong Island, the Causeway Bay Center initially occupied a floor space of approximately 18,000 square feet. In the first year of operation, the Causeway Bay Center had approximately 5,000 members and 2,000 patrons for spa services. The Causeway Bay Center experienced an ongoing strong demand for its fitness and spa services, and the Company relocated the Causeway Bay Center to a new 30,000 sq. ft center in June 1997.

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

        As a result of a growing demand for upscale facilities and amenities for spa services in the upper middle market, the Company opened through a subsidiary, Supreme Resources Limited (see "Company - Organization"), its first upscale market spa treatment center; "Renaissance Beauty Centre". The Renaissance center is situated in an upper income residential area in Central, Hong Kong and provides spa treatment services.

        From Mid-1998 to end of 2000, the Company opened three additional centers in Hong Kong through its wholly owned subsidiaries, Physical Health Centre (Tsuen Wan) Limited, Physical Health Centre (TST) Limited, and Physical Health Centre (Tuen Mun) Limited respectively.

        The Company opened its tenth center in Elizabeth House, Causeway Bay in April 2001 which provides fitness service to both male and female customers. These collectively make up a total of ten centers in Hong Kong.

See also "Description of Property".

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

        September, 1995 marked the opening of the second center in Shanghai-Hong Qiao branch in Shanghai, situated in the fashionable Hong Qiao Special Economic Development Zone. This center contains approximately 12,000 sq. ft. and is easily accessible to a large residential area and busy commercial district. In March, 2001, the Hong Qiao Center was relocated to Metro City, Xu Hui District which is one of the busiest shopping districts in Shanghai with enhanced facilities of approximately 24,000 sq. ft.

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

         In October, 2000, the Company opened its first fitness center in Macau. Macau has been a Portuguese colony (until December 20, 1999) strategically located at the mouth of the Pearl River on the border of China. Macau is easily accessible by Hong Kong residents via a 45- minute jet foil ride and is a popular vacation destination for both Hong Kong and Chinese residents. Macau has a population of approximately 500,000 of which 50% is female (Hong Kong Trade Development Council). The Company plans to target primarily Macau's local residents.

See also "Description of Properties".

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

        The Company believes that its experience in and knowledge of the fitness and spa industry in Hong Kong and China, as well as management's continuous presence in Hong Kong (since 1986) and China (since 1994), positions the Company to take advantage of perceived opportunities in this market. Further, demographic developments in Hong Kong and China, continue to create increasing demand for certain fitness and spa services. In this regard, the Company opened planned centers in Tsuen Wan, Hong Kong (July, 1998), Sheraton Hotel, Tsimatshui, Hong Kong (July, 1999), Tuen Mun, Hong Kong (July, 2000), Macau (October, 2000), and Elizabeth House, Causeway Bay, Hong Kong (April, 2001). The Company also expects to establish additional fitness and spa centers in other major metropolitan centers in China over the next several years. There is no assurance that such centers will be opened as currently planned, since they are subject to changing political and economic conditions, as well as the Company's evaluation of the applicable market conditions.

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

- MAINTAINING A STRONG PRESENCE IN HONG KONG

        The Company has well-established customer base and pre-dominant market share in Hong Kong and opened two new locations in July, 2000 (Tuen Mun center) and April, 2001 (Elizabeth House, Causeway Bay) respectively in Hong Kong. The Board of Directors estimates that over 80 percent of the Company's patrons are between the age of 20 to 40. Based on the reports of the Hong Kong Census and Statistics Department, the number of women within the age group of 25 to 45 rose from 850,000 to 1,200,000 between 1986 and mid-1996, representing an increase of 41%. Management believes that the strong position held in the Hong Kong market can be maintained by continuously upgrading facilities and services. The Company monitors this situation continuously, and upgrades the fitness and spa areas on a regular basis. The number of members in each location is also carefully monitored in order to ensure adequate levels of service to individual customers, particularly during peak work-out periods. Branch Managers monitor the situation through direct observation, customer feedback and surveys.

        For spa personnel, intensive training is conducted in the in-house training center and thorough on-the-job instruction. Selected employees are sent to France and Italy to study the latest techniques and to learn about new products on the market. The Company seeks to satisfy its spa clients' needs with the latest technology, expertise and a high level of service.

- EXPLORING POTENTIAL MARKETS

        The Company considers its market to be the greater Asia region. The Company is also closely monitoring the market opportunities in other South East Asian countries such as Taiwan, the Philippines, Thailand, Malaysia and Indonesia.

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

        The centers also conduct daily dance classes which run for approximately 45 minutes and are on a first-come, first-served basis. The Company believes that the number of dance classes conducted by the Centers per day is among the highest in Hong Kong. The variety of dance classes include aerobic dance, step, arms and thighs workout, funk and jazz and are taught by experienced instructors. The dance classes are reviewed on a monthly basis and new dance classes are introduced approximately every three months in order to appeal to the interests of members. Since 1995, the Company has recruited fully qualified and experienced aerobic instructors from Australia.

        The Company believes, based on member survey responses, utilization rates and the existence of underutilized space in its centers, that it has sufficient excess capacity at its existing fitness centers to accommodate new membership growth as well as comfortable usage by present members.

SPA SERVICES

        Spa services are open to both members and non-members. However, members of the centers have priority for such service facilities. Over 80 types of spa treatments are offered including facial treatments, various skin care treatments, relaxation programs, massage, and weight-management programs.

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

RETAIL

        The Company sells a range of products at each center such as leotards, shorts, T-shirts, training shoes, socks and training suits, including Nike and several U.S. and Australian brand products. The Company also sells European skin care products manufactured in France and Spain by Guinot, Sothys and Anubis, respectively. The fitness and beauty related products are available in the centers to facilitate the needs of their members.

MEMBERSHIP

        The Company currently offers prospective members a membership plan. Fees for services at each facility depend on the location and demand for such services at that facility. Marketing of the Company's services is targeted towards the middle income female population in the 18 to 34 years old range.

        Under the plans, new members are charged a membership fee upon admission and a monthly fee each month to maintain their membership privileges. The initial membership fees are non-refundable and range from approximately HK$800 (US$103) to HK$1,500 (US$192), depending on the diversity of facilities and services available at the club of enrollment, the local competitive environment, as well as the effects of seasonal price strategies. Monthly dues for memberships generally range from HK$168 (US$22) to HK$299 (US$38) during the typical membership period. Prepayment of the monthly fee is encouraged by offering a discount for members who prepay for six or twelve months. Members are also provided on a monthly basis 10 aerobic coupons on free-of-charge basis at Hong Kong locations. Any member who attends additional classes has to purchase coupons at HK$15 (US$2) each. China locations include aerobics classes with monthly dues.

        In order to allow greater flexibility to its members, the Company operates a network system where members may use the facilities in any fitness Centers of the Company in Hong Kong at no extra cost. The centers have long opening hours and are open all year round (except for Chinese New Year), in order to provide continuous service to its members and customers. Generally, they are open from 7:00 a.m. to 10:30 p.m. As with any consumer driven market, it is essential that the services provided by the Company are constantly reviewed, updated and improved. To achieve this, managers from each of the Centers regularly invite comments from members in relation to the services provided. Additionally, the Company constantly seeks to introduce new products and techniques on fitness training and spa treatments in order to improve its services and thus enhance its competitive position.

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

        A key component of the Company's marketing strategy is to cluster numerous fitness centers in major media markets in order to increase the efficiency and cost effectiveness of its marketing and advertising programs. Advertising consists of (i) television and (ii) newspapers, magazines, leaflets, light box, and other promotional activities, which were accounted for approximately 10%, and 90%, respectively, of the Company's total advertising expenses in 2000.

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

        Since 1993, the Company has begun marketing, on a retail basis products to its members including apparel manufactured by leading U.S. and Australian fitness apparel brands. These products are intended to add value to the memberships and increase the Company's revenues. The Company's marketing focus also includes corporate membership sales which are designed to improve productivity. The Company has introduced programs such as corporate on-site aerobics classes to expand the market for its services. In addition to its advertising, personal sales presentations and targeted marketing efforts, the Company is increasingly utilizing in-club marketing programs. Open days are organized to introduce the centers to prospective customers and referral incentive programs involve current members in the process of new member enrollments that effectively help foster member loyalty.

ACCOUNT COLLECTION

        All collections of past-due accounts are handled internally by the Company. Customers who have outstanding unpaid balances are not provided further services until such balances are paid in full. Corporate accounts are handled pursuant to the applicable terms of credit agreements. Local corporate accounts are normally not allowed any special credit. International corporate accounts, which are much larger than the local accounts, can be allowed one to two months' credit, with a possibility of extending such period, depending on the account's size and record.

COMPETITION

HONG KONG

        The competition of the Company consists of the following.

Upscale Market
--------------

        The Hong Kong upscale market consists of exclusive private clubs which usually provide both fitness services and spa treatments at very high prices. These private clubs are typically oriented towards women and offer a great deal of variety to their customers. Annual membership fees average approximately HK$19,000 (US$2,400) and beauty treatments are charged separately upon usage. These facilities use expensive, name-brand equipment, luxurious decoration, large areas of space averaging 30,000 sq ft, and offer a wide range of services to attract customers. The two primary clubs in this category are Philip-Wain and Body by Deborah International Health Spa. There are certain upscale market establishments which provide fitness services only, most are for both male and female, and are concentrated in one area of Hong Kong. The joining fees range from HK$2,000 (US$256) to HK$7,000 (US$897) with monthly membership fees ranging from HK$350 (US$45) to HK$800 (US$103). These establishments range in size from 10,000 sq ft to 30,000 sq ft. Examples are Ray Wilson's California Gym and New York Fitness. Another fitness only company, Tom Turk, was the earliest entrant into the Hong Kong Market, with the first outlet opening in the early 1980's. The Tom Turk facilities have fees that target between the upper and middle market customer, and their two locations are each approximately 30,000 sq. ft. Tom Turk attracts primarily a male clientele and emphasizes their extensive line of free weights, workout equipment and swimming pools. The Company's fitness/spa facilities compete directly primarily with the middle markets (see below), with the exception of Renaissance Beauty Center, which targets upscale market.

Middle Market
-------------

        There are very few establishments in this class which provide both fitness services and spa/ beauty treatments in a single facility. The closest competitor in the same category is Modern Beauty Salon with nine locations of average size of approximately 20,000 sq. ft. A monthly subscription of HK$150 (US$19) is required to become a member of the above center. Another establishment which provides only fitness services is The Lift Club. The Lift Club has three outlets in prime locations, with approximately 10,000 sq ft each. The joining fee is HK$1,600 (US$205) and the monthly fee is HK$550 (US$71). The operators of spa/beauty services only which are in direct competition with the Company include Expression, with one location, Angel Face Beauty Creations (International) Ltd., with nine locations, and Marie France Bodyline, with six outlets. The management believes that, these facilities do not offer as high a level of fitness equipment and instruction as the Company does and that the Company offers a more comprehensive level of spa treatments than these facilities. The Company targets primarily the middle market.

Low-End Market
--------------

        In this category, most establishments only provide either fitness services or simple beauty treatments. These establishments are usually much smaller in size and have a limited range of services. Representatives of the low-end market include The Fitness Gym, Paradise Health Club, Tess Beauty, and Health City. Joining fee to these facilities vary from HK$600 (US$77) to HK$2,000 (US$256), and monthly fees average approximately HK$430 (US$55). In addition, there are numerous smaller facilities operating inside the shopping arcades, and/or associated with hair salons and department stores. Management believes that the Company does not directly compete with this market.

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

        The majority of four and five star hotels have health clubs for outside membership as well as for hotel guests. Usually these clubs have expensive, brand name equipment, and often offer aerobics classes. Most also have luxury shower and spa facilities. However, the price structure is usually comparable to an upscale U.S. health club, and therefore is not affordable to the vast majority of Chinese people. Such clubs cater to the expatriate business community, and some are exclusive to such community. Their location, being situated on the hotel premises, often limits size, and they tend to reach full capacity with a low number of members. Since most hotels do not depend on the health club as a major source of revenue, typically very little marketing or membership incentives are used.

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

Employees

        The Company has approximately 900 employees, including approximately 30 commission based sales executives. Approximately 480 employees are involved in fitness operations, including sales personnel, instructors, and supervisory personnel. Approximately 300 employees are involved in beauty and spa operations. Approximately 90 are administrative support personnel, including accounting, marketing, training and other services.

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

         Aggregate rental expense was approximately HK$36.0 million (US$4.6 million), HK$47.2 million (US$6.1 million) and HK$56.5 million (US$7.2 million) for the year ended December 31, 1998, 1999 and 2000, respectively.

         Mei Foo is the only location indirectly partially owned by the Company. The Company (through its subsidiary, Ever Growth Limited), directly owns 700 sq. ft. of the property where the Mei Foo center is located. There are 7,300 sq. ft. located in the same building and 2,000 sq. ft. in the neighborhood for fitness facility and an additional 2,000 sq. ft. for the spa facility located in the same district.

         Set forth below is the information regarding the Company's centers in Hong Kong and China.

                                        FITNESS/SPA CENTERS - HONG KONG AND CHINA
                                        -----------------------------------------
HONG KONG                            Size         Own / Lease    Term Expiration     Renewal Option    Monthly Rent(1)(2)
                                     ----         -----------    ---------------     --------------    ------------------
Shop A on 11/F,                 30,000 sq. ft.       Lease        2/28/2003              None             HK$1,122,236
12/F-15/F.,
Lee Theatre Plaza
99 Percival Street
Causeway Bay,
Hong Kong

701B, 7/F                        1,500 sq. ft.       Lease        9/10/2003              None             HK$28,119
One Hysan Avenue
Causeway Bay
Hong Kong

10/F-12/F., Storeroom on        25,000 sq. ft.       Lease        1/31/2003 (3)          None             HK$564,905
5/F, Room 701A,
Prestige Tower
23-25 Nathan Road
Tsimshatsui, Hong Kong

Shop Nos. 125, 126 and          10,200 sq. ft.       Lease        5/19/2001 (4)          2 Years          HK$423,667
131-133, Level 1,
Grand Central Plaza
Shatin, Hong Kong

18/F - 21/F                     50,000 sq. ft.       Lease        3/31/2001              5 Years          HK$1,048,287
City Landmark
No. 68 Chung On Street
Tsuen Wan, Hong Kong

HONG KONG  (Continued)               Size         Own / Lease    Term Expiration     Renewal Option    Monthly Rent(1)(2)
                                     ----         -----------    ---------------     --------------    ------------------
P/F., Stage 8                    8,000 sq. ft.     Own/lease       4/30/2001            6 Years           HK$101,108
122B Broadway Street
Mei Foo Sun Chuen,
Hong Kong

Fourth Podium Floor              2,000 sq. ft.     Lease           4/17/2003            None              HK$35,214
Stage 8, 114 & 118
Broadway Street
Mei Foo Sun Chuen,
Hong Kong

Shop 66, P/F, Stage 3            2,000 sq. ft.     Lease           9/1/2002             None              HK$85,673
26-50 Broadway
Mei Foo Sun Chuen
Hong Kong

14/F., Coda Plaza                5,000 sq. ft.     Lease           6/30/2003            None              HK$131,762
51 Garden Road
Central, Hong Kong

G/F., 5 Junction Road            3,000 sq. ft.     Lease           6/30/2001            None              HK$51,000
Kowloon City,Hong Kong

Shops 108, G08, S17 & B08,      43,464 sq. ft.     Lease           3/5/2005             2 Years           HK$1,895,033
The Elegance at Sheraton,
Tsimshatsui, Hong Kong

Whole Wet Market on Ground      20,000 sq. ft.     Lease           5/31/2003            5 Years           HK$511,813
Floor, Tuen Mun Town Plaza
Phase I, Tuen Mun, N.T.

3/F of Podium                   33,864 sq. ft.     Lease           11/30/2003           3 Years           HK$944,660
Elizabeth House
250-254 Gloucester Road
Hong Kong

---------------------
(1)      Monthly rent is paid in HK Dollars

(2) Monthly rent also includes the management fee for property management. Excludes utilities and rates.

(3)      Lease for Room 701A expires on July 31, 2002.

CHINA                                Size         Own / Lease    Term Expiration     Renewal Option      Monthly Rent(1)
-----                                ----         -----------    ---------------     --------------      ---------------
5/F-7/F., Huangpu Gymnasium     23,000 sq. ft.       Lease          9/30/2003             None           HK$131,000 (2)
No. 311 Shandong Road
(Mid) Shanghai

4/F., China Wanda Bldg          15,000 sq. ft.       Lease          2/28/2008             None           HK$106,000 (3)
No. 18 Hongda Road
Zhongshan District, Dalian

2/F, 3/F, 4/F, Block B No.      12,000 sq. ft.       Lease          12/14/2004            None           HK$196,000 (4)
808 Hong Qiao Road
Shanghai

5/F-6/F., Metro City            24,020 sq. ft.       Lease          8/31/2010             None           HK$236,000
No. 1111 Zhao Jia Bang Road
Shanghai

2/F, Macau Landmark             40,000 sq. ft.       Lease          8/14/2009             None           HK$535,000
555 Avenida da Amizade
ZAPE, Macau

--------------
(1) Monthly rent is paid in Rmb except for the Macau Center which rent in paid in HK$.

(2) Lease agreement was revised in August 1999 to fix the annual rental for the remaining tenancy period.

(3) Rental was reduced from March 1, 1999 and agreed to increase by 5% from March 1, 2002.

(4) Combined monthly rent includes management fee. The monthly rent will increase by the inflation rate (1999 - 2.24%) beginning May 1, 1999 for 2/F space and June 30, 1999 for 3/F and 4/F space. The premises was surrendered earlier in March 2001.
                                       25

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending material legal proceedings to which the Company or any of its properties is subject, nor to the knowledge of the Company, are any such legal proceedings threatened.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock has been listed on the Bulletin Board of the NASD's over-the-counter market under the symbol PFIT, since December 1996, but has been traded only sporadically. As of March 31, 1999, the 52-week trading range was between $6.00 to $0.15 per share. The last reported sale was on December 22, 2000 at $0.187 per share. The reported sporadic sales in the fiscal year 2000, are set forth below*.


        Date         Open        High         Low         Close
       Oct-00        0.187      0.187         0.187      0.187
       Aug-00        0.25       0.406         0.25       0.406

---------------------
* Historical quotes provided by Commodity Systems, Inc.

        As of December 31, 2000, there were approximately 624 record holders of the Company's Common Stock. The Company effected a 1.333333-for-1 reverse split of its Common Stock in October 1997 and a 1-for-1.333333 forward stock split in June 1998.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes to Consolidated Financial Statements and Report of Independent Public Accountants, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. The following table summarizes certain selected financial data of the Company for the fiscal years ended December 31, 1996 through December 31, 2000. The data has been derived from Consolidated Financial Statements (audited) included in Item 8 of this Report.

(In thousands, except share and per share data)

                                                                            YEAR ENDED DECEMBER 31
                                                        -------------------------------------------------------------
                                               1996       1997          1998             1999            2000           2000
                                               HK$        HK$            HK$              HK$             HK$            US$
Consolidated Statements of Operations Data

OPERATING REVENUES                            111,230    148,954        210,209          253,172         303,312         38,887
                                              -------    -------        -------          -------         -------         ------

OPERATING EXPENSES
Salaries and commissions                      (23,797)   (34,459)      (56,415)         (70,729)        (88,999)       (11,411)
Rent and related expenses                     (21,185)   (36,222)      (46,527)         (63,931)        (74,685)        (9,575)
Depreciation                                  (11,393)   (18,274)      (25,781)         (33,187)        (41,335)        (5,299)
Other selling and administrative expenses     (23,178)   (34,849)      (60,572)         (57,520)        (80,634)       (10,338)
                                              --------   --------      --------         --------        --------       -------

Total operating expenses                      (79,553)  (123,804)      (189,295)        (225,367)       (285,653)       (36,623)
                                              --------  ---------      ---------        ---------       ---------       -------

INCOME FROM OPERATIONS                         31,677     25,150         20,914           27,805          17,659          2,264
                                               -------    -------      --------         --------        --------        -------

NON-OPERATING INCOME (EXPENSES)
Other income, net                                885       2,186            645              452             853            109
Interest expenses                               (842)     (4,151)        (3,933)          (4,245)         (3,379)          (433)
Goodwill write-off                                 -           -              -                -          (1,113)          (143)
                                                -----      -----        --------        ---------       ---------       --------

Total non-operating income (expenses)             43       (1,965)        (3,288)          (3,793)         (3,639)          (467)
                                                -----     -------       ---------       ----------      ----------      --------

INCOME BEFORE INCOME TAXES AND MINORITY
   INTERESTS                                    31,720     23,185        17,626           24,012          14,020          1,797

(Provision) Credit for income taxes             (8,398)    (6,969)          108           (4,933)         (3,312)          (424)
                                                -------    -------       -------        ---------       ---------       --------

INCOME BEFORE MINORITY INTERESTS                23,322     16,216         17,734           19,079          10,708          1,373

Minority interests                              (2,211)    (1,460)        (1,198)            (577)         (1,010)          (129)
                                                -------    -------       --------       ----------      ----------       --------

NET INCOME                                      21,111     14,756         16,536           18,502           9,698          1,244

                                                ======     =======       =======        =========       ==========       ========

Net income per share                              2.11      1.48            1.65             1.85            0.97           0.12
                                                ======     =======       =======        =========       ==========       ========

Number of shares of stock outstanding
   (in thousands)                               10,000     10,000          10,000           10,000          10,000         10,000
                                                ======     ======        ========       ==========       =========       ========


Balance Sheet Data

Current assets                                  47,880     46,964          39,467           41,206          33,243         4,262
Total assets                                   117,693    168,170         169,641          186,131         212,931        27,299
Current liabilities                             64,079     92,439          81,976           67,809          88,677        11,369
Long-term obligations other than finance leases 19,316     15,479          13,592           16,319          14,947         1,916
Working capital                                (16,199)   (45,475)        (42,509)         (26,603)        (55,434)       (7,107)
Obligations under finance leases-non current     1,698      8,252           4,215           12,114           8,191         1,050
Deferred taxation                                1,451      4,574           4,712            5,661           6,312           809
Minority interests                               2,483      3,945           5,144            5,721           6,544           839
Shareholders' equity                            28,666     43,481          60,002           78,507          88,260        11,316

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion should be read in conjunction with "Selected Income Data" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Overview
--------

        The Company, through its predecessor companies and its subsidiaries, has been an established commercial operator of fitness and spa centers in Hong Kong and China since 1986 (see "Company - History"). The Company currently operates fourteen facilities: ten in Hong Kong and four in China (including one in Macau). Based on the number of the members of the Company's facilities, management believes that the Company is one of the top providers of fitness facilities and spa and beauty treatment services in Hong Kong and China, with approximately 70,000 members. The Company offers to its customers, at each location, access to a wide range of U.S.-styled fitness and spa services.

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

RESULTS OF OPERATIONS

        The Company's revenues are derived from its two main lines of business of fitness and spa services in three principal ways: sale of memberships to fitness facilities, monthly membership fees and the sale of beauty treatments. The sale of beauty products and exercise clothing also contributes an insignificant amount to the total revenues. In respect to fitness services, customers are invited to join as a member at a fee currently set at HK$2,000(US$256) for one person. (A current promotion allows a special fee of HK$500 (US$64) at a particular booth). A monthly subscription fee of HK$299 (US$38) is charged to each customer for the usage of the fitness center.

        In respect to beauty treatments, the customers may purchase single treatments, or in packages of ten or more treatments, with quantity discounts available. There is a wide range of beauty treatments available at prices ranging from HK$400 (US$51) to HK$13,000 (US$1,670).

        The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

                                                    Years Ended December 31,
                                                   --------------------------
                                                   1998       1999       2000
                                                   ----       ----       ----

Operating Revenues                                100.00%    100.00%    100.00%

Total operating expenses                           90.05%     89.02%     94.18%

Operating income                                    9.95%     10.98%      5.82%

Income before income taxes and minority
Interests                                           8.38%      9.48%      4.62%

Provision for income and deferred taxes            (0.05%)     1.95%      1.09%

Minority interests                                  0.57%      0.23%      0.33%

Net income                                          7.87%      7.31%      3.20%
                                                  ========   ========   ========

FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------
1999
----

        OPERATING REVENUES. The Company's operating revenues showed the continuous growth in the fiscal year ended December 31, 2000 as compared to the fiscal year ended December 31, 1999. Operating revenues for the fiscal year ended 2000 totaled HK$303,312,000 (US$38,887,000) compared to HK$253,172,000
(US$32,458,000) in the fiscal year ended December 31, 1999, representing an increase of 20%. Operating revenues derived by the Company's fitness services increased 22% to HK$203,758,000 (US$26,123,000) compared to HK$166,917,000
(US$21,400,000) in the fiscal year ended December 31, 1999. Fitness revenues as a percentage of total revenues were 67% in the fiscal year ended December 31, 2000 as compared to 66% in the fiscal year ended December 31, 1999.

        Operating revenues for the Company's beauty treatments totaled HK$99,553,000 (US$12,764,000) compared to HK$86,225,000 (US$11,054,000) in the fiscal year ended December 31, 1999, representing an increase of 15%. Beauty revenues as a percentage of total revenues were 33% in the fiscal year ended December 31, 2000 as compared to 34% in the fiscal year ended December 31, 1999.

        Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$284,007,000 (US$36,412,000), or 94% of total operating revenues in the fiscal year ended December 31, 2000 as compared to HK$238,096,000 (US$30,525,000) or 94% of total operating revenues in the fiscal year ended December 31, 1999.

        Operating revenues derived from the Company's China locations generated HK$19,305,000 (US$2,475,000), or 6% of total operating revenues in the fiscal year ended December 31, 2000 as compared to HK$15,076,000 (US$1,933,000) or 6% of total operating revenues in the fiscal year ended December 31, 1999.

        OPERATING EXPENSES. The Company's operating expenses for the fiscal year ended December 31, 2000 totaled HK$285,653,000 (US$36,623,000) compared to HK$225,367,000 (US$28,893,000) in the fiscal year ended December 31, 1999, representing an increase of 27%. The increase in the operating expenses was primarily due to higher salaries and commissions as a result of increased revenues and additional rent and related expenses incurred by the new Sheraton Hotel center, Tuen Mun center and Macau center which opened in July 1999, July 2000 and October 2000 respectively. Total operating expenses, after taking into account all corporate expenses, were 94% of total operating revenue as compared to 89% of last year.

        Operating expenses associated with the Company's Hong Kong locations were HK$258,105,000 (US$33,091,000) in the fiscal year ended December 31, 2000, representing an increase of HK$51,283,000 (US$6,576,000) or 25% as compared to HK$206,822,000 (US$26,515,000) in 1999. Hong Kong operating expenses represented 90% of total operating expenses in the fiscal year ended December 31, 2000 as compared to 92% in 1999. The increase in operating expenses was primarily incurred by the new branch in Tuen Mun, Hong Kong which has not yet been opened in 1999. The operating expenses for the Tuen Mun center amounted to HK$13,651,000 (US$1,750,000) in 2000. In addition, the Sheraton Hotel center incurred operating expenses of HK$59,738,000 (US$7,659,000), representing an increase of HK$28,901,000 (US$3,705,000) over last year which reflected the 6-month operation since July 1999.

        Operating expenses associated with the Company's China locations were HK$27,548,000 (US$3,532,000) in the fiscal year ended December 31, 2000, representing an increase of 49% as compared to HK$18,545,000 (US$2,378,000) in 1999. Operating expenses in China represented 10% of total operating expenses in the fiscal year ended December 31, 2000 as compared to 8% in 1999. The increase in operating expenses was primarily incurred by the new branch in Macau which has not yet been opened in 1999. The operating expenses for the new branch totaled HK$6,543,000 (US$839,000) in 2000.

        TOTAL NON-OPERATING EXPENSES (INCOME). Total non-operating expenses for the fiscal year ended December 31, 2000 totaled HK$3,639,000 (US$467,000) compared to HK$3,793,000 (US$486,000) in the fiscal year ended December 31, 1999, representing a decrease of 4% due to lower interest expenses.

        PROVISION FOR INCOME TAXES. Provision for income taxes for the fiscal year ended December 31, 2000 totaled HK$3,312,000 (US$424,000). The effective tax rate of the year was 23.6% as compared with 20.5% of last year, representing an increase of 15%. The increase is mainly due to a profits tax rate of 16% being charged on the Company's Hong Kong locations whereas the income of these profits contributors was partially offset by the losses incurred by the Company's China locations.

        NET INCOME. The Company's net income for the fiscal year ended December 31, 2000 totaled HK$9,698,000 (US$1,244,000) compared to HK$18,502,000
(US$2,372,000) for the fiscal year ended December 31, 1999, representing a decrease of 48%. The decrease in the net income was mainly due to a substantial portion of expansion overhead being recognized in the fiscal year ended December 31, 2000, however, the revenues derived in association with such expansion were not fully recognized in the same time period in accordance with the Company's accounting policy.


FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------
1998
----

        OPERATING REVENUES. The Company's operating revenues showed the continuous growth in the fiscal year ended December 31, 1999 as compared to the fiscal year ended December 31, 1998. Operating revenues for the fiscal year ended 1999 totaled HK$253,172,000 (US$32,458,000) compared to HK$210,209,000
(US$26,950,000) in the fiscal year ended December 31, 1998, representing an increase of 20%. Operating revenues derived by the Company's fitness services increased 19% to HK$166,917,000 (US$21,400,000)compared to HK$139,829,000
(US$17,927,000) in the fiscal year ended December 31, 1998. Fitness revenues as a percentage of total revenues were 66% in the fiscal year ended December 31, 1999 as compared to 67% in the fiscal year ended December 31, 1998.

        Operating revenues for the Company's beauty treatments totaled HK$86,225,000 (US$11,054,000)compared to HK$70,317,000 (US$9,015,000) in the fiscal year ended December 31, 1998, representing an increase of 23%. Beauty revenues as a percentage of total revenues were 34% in the fiscal year ended December 31, 1999 as compared to 33% in the fiscal year ended December 31, 1998.

        Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$238,096,000 (US$30,525,000), or 94% of total operating revenues in the fiscal year ended December 31, 1999 as compared to HK$192,692,000 (US$24,704,000) or 92% of total operating revenues in the fiscal year ended December 31, 1998.

        Operating revenues derived from the Company's China locations generated HK$15,076,000 (US$1,933,000), or 6% of total operating revenues in the fiscal year ended December 31, 1999 as compared to HK$17,517,000 (US$2,246,000) or 8% of total operating revenues in the fiscal year ended December 31, 1998.

        OPERATING EXPENSES. The Company's operating expenses for the fiscal year ended December 31, 1999 totaled HK$225,367,000 (US$28,893,000)compared to HK$189,295,000 (US$24,269,000)in the fiscal year ended December 31, 1998, representing an increase of 19%. The increase in the operating expenses was primarily due to higher salaries and commissions as a result of increased revenues and additional rent and related expenses incurred by the new Tsuen Wan branch and Sheraton branch which opened in July 1998 and July 1999 respectively. Total operating expenses, after taking into account all corporate expenses, were 89% of total operating revenue as compared to 90% of last year.

        Operating expenses associated with the Company's Hong Kong locations were HK$206,822,000 (US$26,516,000) in the fiscal year ended December 31, 1999, representing an increase of HK$39,716,000 (US$5,092,000) or 24% as compared to HK$167,106,000 (US$21,424,000) in 1998. Hong Kong operating expenses represented 92% of total operating expenses in the fiscal year ended December 31, 1999 as compared to 88% in 1998. The increase in operating expenses was primarily incurred by a new branch in Sheraton Hotel, Hong Kong which has not yet been opened in 1998. The operating expenses for the Sheraton Hotel center amounted to HK$30,837,000 (US$3,953,000) in 1999. In addition, the Tsuen Wan center incurred operating expenses of HK$45,059,000 (US$5,777,000), representing an increase of HK$18,738,000 (US$2,402,000) over last year which reflected the 6-month operation since July 1998.

        Operating expenses associated with the Company's China locations were HK$18,545,000 (US$2,378,000) in the fiscal year ended December 31, 1999, representing a decrease of 16% as compared to HK$22,189,000 (US$2,845,000) in 1998. Operating expenses in China represented 8% of total operating expenses in the fiscal year ended December 31, 1999 as compared to 12% in 1998. The decrease in operating expenses was primarily due to less selling and administrative expenses incurred in the year.

        TOTAL NON-OPERATING EXPENSES (INCOME). Total non-operating expenses for the fiscal year ended December 31, 1999 totaled HK$3,793,000 (US$486,000) compared to HK$3,288,000 (US$422,000) in the fiscal year ended December 31, 1998, representing an increase of 15% due to higher interest expenses.

        PROVISION FOR INCOME TAXES. Provision for income taxes for the fiscal year ended December 31, 1999 totaled HK$4,933,000 (US$632,000). The effective tax rate of the year was 20.5%. For the fiscal year ended December 31, 1998, the Company provided income taxes of HK$4,382,000 (US$562,000) against which the Company settled prior years taxes and recorded the amount over provided in prior years in the amount of HK$4,490,000 (US$576,000). This resulted in a negative provision of HK$108,000 (US$14,000) in the fiscal year ended December 31, 1998.

        NET INCOME. The Company's net income for the fiscal year ended December 31, 1999 totaled HK$18,502,000 (US$2,372,000)compared to HK$16,536,000
(US$2,120,000) for the fiscal year ended December 31, 1998, representing an increase of 12%. The increase in the net income was mainly due to the additional contribution of the Sheraton Hotel center and Tsuen Wan center.


FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------
1997
----

        OPERATING REVENUES. The Company's operating revenues showed a significant growth in the fiscal year ended December 31, 1998 as compared to the fiscal year ended December 31, 1997. Operating revenues for the fiscal year ended 1998 totaled HK$210,209,000 (US$26,950,000) compared to HK$148,954,000
(US$19,097,000) in the fiscal year ended December 31, 1997, representing an increase of 41%. Operating revenues derived by the Company's fitness services increased 70% to HK$139,829,000 (US$17,927,000)compared to HK$82,311,000
(US$10,553,000) in the fiscal year ended December 31, 1997. Fitness revenues as a percentage of total revenues were 67% in the fiscal year ended December 31, 1998 as compared to 55% in the fiscal year ended December 31, 1997.

        Operating revenues for the Company's beauty treatments totaled HK$70,317,000 (US$9,015,000) compared to HK$66,496,000 (US$8,525,000) in the fiscal year ended December 31, 1997, representing an increase of 6%. Beauty revenues as a percentage of total revenues were 33% in the fiscal year ended December 31, 1998 as compared to 45% in the fiscal year ended December 31, 1997.

        Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$192,692,000 (US$24,704,000), or 92% of total operating revenues in the fiscal year ended December 31, 1998 as compared to HK$126,939,000 (US$16,274,000) or 85% of total operating revenues in the fiscal year ended December 31, 1997.

        Operating revenues derived from the Company's China locations generated HK$17,517,000 (US$2,246,000), or 8% of total operating revenues in the fiscal year ended December 31, 1998 as compared to HK$22,015,000 (US$2,823,000) or 15% of total operating revenues in the fiscal year ended December 31, 1997.

        OPERATING EXPENSES. The Company's operating expenses for the fiscal year ended December 31, 1998 totaled HK$189,295,000 (US$24,269,000)compared to $HK123,804,000 (US$15,872,000)in the fiscal year ended December 31, 1997, representing an increase of 53%. The increase in the operating expenses was primarily due to the following factors: expenses incurred in connection with the opening of a new center (Tsuen Wan), a general increase in staff salaries as a result of higher revenues generated, depreciation charges and rental expenses incurred for enhanced facilities. Total operating expenses, after taking into account all corporate expenses, were 90% of total operating revenue as compared to 83% of last year.

        Operating expenses associated with the Company's Hong Kong locations were HK$167,106,000 (US$21,424,000) in the fiscal year ended December 31, 1998, representing an increase of HK$62,735,000 (US$8,043,000) or 60% as compared to HK$104,371,000 (US$13,381,000) in 1998. Hong Kong operating expenses represented 88% of total operating expenses in the fiscal year ended December 31, 1998 as compared to 84% in 1997. The increase was primarily due to increased marketing expenses of HK$10,238,000 (US$1,313,000), additional salary costs of HK$15,400,000 (US$1,974,000) as a result of higher revenues, increased depreciation charges of HK$3,682,000 (US$472,000) for the two enhanced premises which were relocated in Mid-1997, and additional expenses of HK$26,320,000 (US$3,374,000) incurred by a new branch in Tsuen Wan, Hong Kong which opened in July 1998.

        Operating expenses associated with the Company's China locations were HK$22,189,000 (US$2,845,000) in the fiscal year ended December 31, 1998, representing an increase of 14% as compared to HK$19,433,000 (US$2,491,000) in 1997. Operating expenses in China represented 12% of total operating expenses in the fiscal year ended December 31, 1998 as compared to 16% in 1997. The increase in operating expenses was primarily due to inflation and increased rental for the enhanced facility in Huang Pu, Shanghai.

        TOTAL NON-OPERATING EXPENSES (INCOME). Total non-operating expenses for the fiscal year ended December 31, 1998 totaled HK$3,288,000 (US$422,000) compared to HK$1,965,000 (US$252,000) in the fiscal year ended December 31, 1997, representing an increase of HK$1,323,000 (US$170,000) due to less interest income.

        PROVISION FOR INCOME TAXES. Provision for income taxes for the fiscal year ended December 31, 1998 totaled HK$(108,000)(US$(14,000))as compared to HK$6,969,000 (US$893,000)in the fiscal year ended December 31, 1997, representing a decrease of 102%.

        NET INCOME. The Company's net income for the fiscal year ended December 31, 1998 totaled HK$16,536,000 (US$2,120,000)compared to HK$14,756,000
(US$1,892,000) for the fiscal year ended December 31, 1997, representing an increase of 12%. The increase in the net income was mainly due to additional contribution from the new Tsuen Wan center.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, loans from third parties (outside investors ) and minority shareholders of subsidiaries, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions. See Notes to Financial Statements (Note 6 "Short-Term Bank Loans"; Note 7 "Long-Term Bank Loans"; and Note 10 "Obligations under Finance Leases").

        Cash and cash equivalent balances for the fiscal years ended December 31, 2000 and December 31,1999 were HK$1,759,000 (US$226,000) and HK$2,896,000
(US$372,000) respectively.

        Net cash provided by operating activities were HK$76,854,000 (US$9,853,000), HK$42,618,000(US$5,464,000), and HK$47,075,000 (US$6,035,000)
for fiscal year 2000, fiscal year 1999, and fiscal year 1998 respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$78,127,000 (US$10,016,000), HK$44,612,000 (US$5,719,000), and HK$37,700,000 (US$4,833,000)
for fiscal year 2000, fiscal year 1999, and fiscal year 1998 respectively, primarily as a result of expenditures for property, plant and equipment. Net cash provided (used) in financing activities, which mainly include bank loan repayments, net of proceeds from new bank loans, were HK$81,000 (US$11,000), HK$3,166,000 (US$406,000), and HK$(9,593,000) (US$(1,230,000)) for fiscal year
2000, fiscal year 1999, and fiscal year 1998 respectively.

        The Company's long-term loans bear interest rates varying currently from 6.25% to 10.5% per annum. The total balance outstanding as of December 31, 2000 on such loans was HK$15,789,000 (US$2,024,000). The last repayment on the loans is due in 2007. The Company also had various banking facilities available from financial institutions amounting to approximately HK$18,873,000 (US$2,420,000). These facilities were secured by certain leasehold property in Hong Kong owned by the Company's subsidiary (Ever Growth Limited), fixed deposits owned by the Company's subsidiaries (Physical Health Centre (TST) Limited and Physical Health Centre (Tsuen Wan) Limited), relatives of Mr. Luk, related company and personal guarantees from Mr. Luk.

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

        The Company's trade receivable balance at December 31, 2000, was HK$4,827,000 (US$619,000). The Company has never experienced any significant problems with collection of accounts receivable from its customers.

        Capital expenditures for fiscal years 2000, 1999 and 1998 were HK$71,934,000 (US$9,222,000), HK$51,010,000 (US$6,540,000) and HK$48,813,000
(US$6,258,000), respectively. The Company believes that cash flow generated from its operations and its existing credit facilities should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months.

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

        The Company has incurred total costs of HK$800,000 (US$103,000) in development of a new system which is year 2000 compliant. The implementation of the new system was completed by July 1999. The Company has already obtained an estimate of the cost from the software service company, and in the opinion of the Management such cost can be controlled as proposed. The Company's maintenance charges for the new system were as follows:

         1999                       HK$ 96,000 (US$12,300)
         2000 and onwards           HK$ 64,000 (US$8,200)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company required to be included in
Item 7 are set forth in the Financial Statements Index.

Independent Auditors' Report of William D. Lindberg.                      F-1

Independent Auditors' Report of Moores Rowland                            F-3

Consolidated Balance Sheets as of December 31, 1999 and 2000              F-4

Consolidated Statements of Operations for the years ended
December 31, 1998, 1999 and 2000                                          F-5

Consolidated Statements of Stockholders' Equity for the years
ended December 31, 1998, 1999 and 2000                                    F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 1998, 1999 and 2000                                          F-7

Notes to Consolidated Financial Statements                                F-8

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


                                                         /S/ WILLIAM D. LINDBERG


Costa Mesa, California,
June 30, 1999

                          INDEPENDENT AUDITORS' REPORT
                          AUDITED FINANCIAL STATEMENTS
                          PHYSICAL SPA & FITNESS INC.
                          DECEMBER 31, 2000

We have audited the accompanying consolidated balance sheets of Physical Spa & Fitness Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


MOORES ROWLAND
CHARTERED ACCOUNTANTS
CERTIFIED PUBLIC ACCOUNTANTS
Hong Kong

Date: 9 March 2001


PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
=======================================================================================================================
(In thousands, except share and per share data)

                                                                      NOTE                  AS OF DECEMBER 31
                                                                                 --------------------------------------
                                                                                      1999          2000          2000
                                                                                       HK$           HK$           US$
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                            2,896         1,759           226
Trade receivables                                                                    3,895         4,827           619
Rental and utility deposits                                                         11,654        15,137         1,941
Prepayments to vendors and suppliers and other current assets                        7,727         6,427           824
Inventories                                                           3(E)           2,551         2,070           265
Due from related companies                                           11(D)           8,373           915           117
Due from a stockholder                                                               4,110         2,108           270
                                                                                 ----------    ----------    ----------

TOTAL CURRENT ASSETS                                                                41,206        33,243         4,262
                                                                                 ----------    ----------    ----------

Bank deposits, collateralized                                                        3,522         3,567           457
Prepayments for construction-in-progress                                               467         6,954           892
Property, plant and equipment, net                                     5           140,936       169,167        21,688
                                                                                 ----------    ----------    ----------

TOTAL ASSETS                                                                       186,131       212,931        27,299
                                                                                 ==========    ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term bank loans                                                  6             8,606         8,292         1,063
Long-term bank loans - current portion                                 7             1,851         7,685           985
Accounts payable and accrued expenses                                               18,300        23,618         3,028
Obligations under finance leases - current portion                     9             4,747         4,959           636
Deferred income - current portion                                                   22,828        35,873         4,599
Deferred liabilities - current portion                                               2,304         4,177           536
Income taxes payable                                                                 5,991           757            97
Taxes other than income                                                              3,182         3,316           425
                                                                                 ----------    ----------    ----------

TOTAL CURRENT LIABILITIES                                                           67,809        88,677        11,369
                                                                                 ----------    ----------    ----------

Deferred income - non-current portion                                                  999         1,957           251
Deferred liabilities -  non-current portion                                          5,533         4,886           626
Long-term bank loans -  non-current portion                            7             5,587         8,104         1,039
Loans from minority stockholders of subsidiaries                                     4,200             -             -
Obligations under finance leases - non-current portion                 9            12,114         8,191         1,050
Deferred taxation                                                                    5,661         6,312           809
Minority interests                                                                   5,721         6,544           839

STOCKHOLDERS' EQUITY:
Common stock, par value of US$0.001 each,
   100 million shares of stock authorized;
   10 million shares of stock issued and outstanding                                    78            78            10
Cumulative translation adjustments                                                     119           174            22
Retained earnings                                                                   78,310        88,008        11,284
                                                                                 ----------    ----------    ----------

TOTAL STOCKHOLDERS' EQUITY                                                          78,507        88,260        11,316
                                                                                 ----------    ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         186,131       212,931        27,299
                                                                                 ==========    ==========    ==========

The financial statements should be read in conjunction with the accompanying notes.
-----------------------------------------------------------------------------------------------------------------------


PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
=====================================================================================================================
(In thousands, except share and per share data)

                                                                            YEAR ENDED DECEMBER 31
                                                        -------------------------------------------------------------
                                                                1998             1999            2000           2000
                                                 NOTE            HK$              HK$             HK$            US$
OPERATING REVENUES                                           210,209          253,172         303,312         38,887
                                                        -------------    -------------    ------------    -----------

OPERATING EXPENSES
Salaries and commissions                                     (56,415)         (70,729)        (88,999)       (11,411)
Rent and related expenses                                    (46,527)         (63,931)        (74,685)        (9,575)
Depreciation                                                 (25,781)         (33,187)        (41,335)        (5,299)
Other selling and administrative expenses                    (60,572)         (57,520)        (80,634)       (10,338)
                                                        -------------    -------------    ------------    -----------

Total operating expenses                                    (189,295)        (225,367)       (285,653)       (36,623)
                                                        -------------    -------------    ------------    -----------

INCOME FROM OPERATIONS                                        20,914           27,805          17,659          2,264
                                                        -------------    -------------    ------------    -----------

NON-OPERATING INCOME (EXPENSES)
Other income, net                                                645              452             853            109
Interest expenses                                             (3,933)          (4,245)         (3,379)          (433)
Goodwill write-off                                8                -                -          (1,113)          (143)
                                                        -------------    -------------    ------------    -----------

Total non-operating expenses                                  (3,288)          (3,793)         (3,639)          (467)
                                                        -------------    -------------    ------------    -----------

INCOME BEFORE INCOME TAXES AND MINORITY
   INTERESTS                                                  17,626           24,012          14,020          1,797

Provision (Credit) for income taxes               9              108           (4,933)         (3,312)          (424)
                                                        -------------    -------------    ------------    -----------

INCOME BEFORE MINORITY INTERESTS                              17,734           19,079          10,708          1,373

Minority interests                                            (1,198)            (577)         (1,010)          (129)
                                                        -------------    -------------    ------------    -----------

NET INCOME                                                    16,536           18,502           9,698          1,244

Other comprehensive income (loss)
- Foreign currency translation adjustments                       (15)               3              55              7
                                                        -------------    -------------    ------------    -----------

COMPREHENSIVE INCOME                                          16,521           18,505           9,753          1,251
                                                        =============    =============    ============    ===========

Earnings per share of common stock - Basic                      1.65             1.85            0.98           0.13
                                                        =============    =============    ============    ===========

Number of shares of stock outstanding
   (in thousands)                                             10,000           10,000          10,000         10,000
                                                        =============    =============    ============    ===========

The financial statements should be read in conjunction with the accompanying notes.
---------------------------------------------------------------------------------------------------------------------


PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
========================================================================================================================
(In thousands, except share and per share data)

                                                                                           CUMULATIVE
                                                                            RETAINED       TRANSLATION
                                                  COMMON STOCK              EARNINGS       ADJUSTMENTS          TOTAL
                                          ----------------------------    ------------   -----------------   -----------
                                   NOTE          NUMBER           HK$            HK$                 HK$            HK$
Balance as of January 1, 1998                10,000,000            78         44,608                 131         44,817
Prior year adjustments               4                -             -         (1,336)                  -         (1,336)
                                          --------------  ------------   -------------   ----------------    -----------

Balance as of January 1, 1998
   (Restated)                                10,000,000            78         43,272                 131         43,481

Net income                                            -             -         17,342                   -         17,342
Prior year adjustments               4                -             -           (806)                  -           (806)
Translation adjustment                                -             -              -                 (15)           (15)
                                          --------------  ------------   -------------   ----------------    -----------

Balance as of December 31, 1998
   (Restated)                                10,000,000            78         59,808                 116         60,002

Net income                                            -             -         18,502                   -         18,502
Translation adjustment                                -             -              -                   3              3
                                          --------------  ------------   -------------   ----------------    -----------

Balance as of December 31, 1999              10,000,000            78         78,310                 119         78,507

Net income                                            -             -          9,698                   -          9,698
Translation adjustment                                -             -              -                  55             55
                                          --------------  ------------   -------------   ----------------    -----------

BALANCE AS OF DECEMBER 31, 2000              10,000,000            78         88,008                 174         88,260
                                          ==============  ============   =============   ================    ===========

The financial statements should be read in conjunction with the accompanying notes.
------------------------------------------------------------------------------------------------------------------------


PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
=========================================================================================================================
(In thousands, except share and per share data)

                                                                                  YEAR ENDED DECEMBER 31
                                                                  ------------------------------------------------------
                                                                       1998           1999           2000          2000
                                                                        HK$            HK$            HK$           US$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           16,536         18,502          9,698         1,244

Adjustments to reconcile net income to net cash provided by operating activities:
    Minority interests                                                1,198            577          1,010           129
    Depreciation                                                     25,781         33,187         41,335         5,299
    Loss on disposal of property, plant and equipment                   592            196            774            99
    Goodwill on acquisition of further interests in
      subsidiaries written off                                            -              -          1,113           143

Changes in working capital:
    Trade receivables                                                 2,209          3,469           (932)         (119)
    Deposits, prepayments and other current assets                    3,008         (4,320)        (2,183)         (280)
    Inventories                                                       1,518            (47)           481            62
    Due form related companies                                       (3,481)            40          7,458           956
    Due from a stockholder                                                -            294          2,002           257

    Accounts payable and accrued expenses                            13,125         (3,062)         5,318           682
    Deferred income                                                  (7,598)        (6,271)        14,003         1,795
    Deferred liabilities                                                806          2,949          1,226           157
    Income taxes payable                                             (5,829)         1,925         (5,234)         (671)
    Taxes other than income                                            (928)        (5,770)           134            17
    Deferred taxation                                                   138            949            651            83
                                                                  ----------     ----------     ----------    ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            47,075         42,618         76,854         9,853
                                                                  ----------     ----------     ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Prepayments for construction-in-progress                         10,397          6,147         (6,487)         (831)
    Acquisition of property, plant and equipment                    (48,813)       (51,010)       (71,934)       (9,222)
      Acquisition of further interests in subsidiaries from
      minority interests                                                  -              -         (1,300)         (167)
    Sales proceeds from disposal of property, plant and                 716            251          1,594           204
equipment

                                                                  ----------     ----------     ----------    ----------
NET CASH USED IN INVESTING ACTIVITIES                               (37,700)       (44,612)       (78,127)      (10,016)
                                                                  ----------     ----------     ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in bank deposits                                             -         (3,522)           (45)           (6)
    Proceeds from (Settlement of) short-term bank loans                 636          2,374           (314)          (40)
    Decrease in due from a stockholder                                6,371              -              -             -
    Proceeds form long-term bank loans                                4,000          1,000         17,000         2,179
    Repayment of long-term bank loans                                (6,208)        (4,408)        (8,649)       (1,109)
    Settlement of long-term loans from third parties                 (9,741)             -              -             -
    Assumption of finance lease obligations                             847         14,753          1,300           167
    Capital element of finance lease rental payments                 (4,538)        (7,031)        (5,011)         (642)
    Repayment of loans from minority shareholders of subsidiaries      (960)             -         (4,200)         (538)
                                                                  ----------     ----------     ----------    ----------

NET CASH (USED IN) PROVIDED BY  FINANCING ACTIVITIES                 (9,593)         3,166             81            11
                                                                  ----------     ----------     ----------    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (15)             3             55             7
                                                                  ----------     ----------     ----------    ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (233)         1,175         (1,137)         (145)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        1,954          1,721          2,896           371
                                                                  ----------     ----------     ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                              1,721          2,896          1,759           226
                                                                  ==========     ==========     ==========    ==========

The financial statements should be read in conjunction with the accompanying notes.
------------------------------------------------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
================================================================================
(Amounts in thousands, except share and per share data)

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES

         Physical Spa & Fitness Inc. ("the Company") was incorporated on September 21, 1988 under the laws of the United States of America under the name of Foreclosed Realty Exchange Inc. The Company was incorporated with a share capital of 100 million shares of common stock with par value of US$0.001 each. The Company is a U.S. public company listed on the National Association of Securities Dealers
         Over-the-Counter Bulletin Board.

         Physical Beauty & Fitness Holdings Limited ("Physical Holdings") was incorporated on March 8, 1996 under the laws of the British Virgin Islands ("BVI") with a capital of one common stock being held by a stockholder ("the Principal Stockholder"). Physical Holdings has interests in various companies ("Operating Subsidiaries") operating fitness and beauty centres ("Fitness Centres") and other related businesses in Hong Kong ("HK") and the People's Republic of China ("PRC").

         Pursuant to a Share Exchange Agreement entered into between the Company and Physical Holdings on August 8, 1996, the Principal Stockholder transferred his controlling interest in the outstanding stock of Physical Holdings in exchange for 80% of the outstanding common stocks of the Company. The transaction was completed on October 21, 1996 when the Company became the ultimate holding company of Physical Holdings and the Operating Subsidiaries.

         As part of the above transaction, certain stockholders of the Company also transferred 990,000 common shares to Goodchild Investments Limited ("Goodchild"). Accordingly, the Principal Stockholder and Goodchild became the major shareholders of the Company. In February, 1999, Goodchild sold all its common shares of the Company in a private transaction to a Japanese institutional investor.

         On November 27, 1996, the Company changed its name to Physical Spa & Fitness Inc.

         The transfer of the Principal Stockholder's interests in Physical Holdings and the Operating Subsidiaries was a reorganization of companies under common control and has been accounted for effectively as a pooling of interests, and the consolidated financial statements of the Company have been presented as if the Operating Subsidiaries had been owned by the Company since their date of incorporation or acquisition by the Principal Stockholder whichever is later.

         The details of Physical Holdings and the Operating Subsidiaries and their principal activities as of the date of this report are summarized below:

                                                                                  EQUITY INTEREST
                                   DATE OF ACQUISITION /    PLACE OF                OWNED BY THE        PRINCIPAL
        NAME OF COMPANY            FORMATION                INCORPORATION             COMPANY           ACTIVITIES
                                                                                 Direct     Indirect
                                                                                 ------     --------
        Physical Holdings          March 8, 1996                  BVI             100%          -       Investment
                                                                                                        holding

        Ever Growth Limited        September 29, 1994             HK                -         100%      Property
          ("Ever Growth")                                                                               holding

        Physical Health Centre     December 1, 1998               HK                -         100%      Will operate a
          (E House) Limited                                                                             Fitness Centre
          (formerly known as                                                                            in Hong Kong
          Global Resources
          Limited)

        Jade Regal Holdings        March 15, 1996                 BVI               -         100%      Investment
          Limited                                                                                       holding

--------------------------------------------------------------------------------
                                       F-8


PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
====================================================================================================================
(Amounts in thousands, except share and per share data)

1.      ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

                                                                                    EQUITY INTEREST
                                      DATE OF ACQUISITION     PLACE OF                OWNED BY THE        PRINCIPAL
        NAME OF COMPANY               / FORMATION             INCORPORATION             COMPANY           ACTIVITIES
                                                                                  Direct      Indirect
                                                                                  ------      --------
        Physical Health Centre        March 15, 1996                 HK              -          100%      Investment
          (Dalian) Limited                                                                                holding
          ("Physical Dailan")

        Physical Health Centre        March 21, 1997                 HK              -          100%      Investment
          (Macau) Limited                                                                                 holding

        Physical Health Centre        April 15, 1996                 HK              -          100%      Investment
          (Shenzhen) Limied                                                                               holding
          ("Physical Shenzhen")

        Physical Health Centre        November 18, 1998              HK              -          100%      Operating a
          (TST) Limited ("Physical                                                                        Fitness
          TST")                                                                                           Centre in
                                                                                                          Hong Kong

        Physical Health Centre        September 8, 1997              HK              -          100%      Operating a
          (Tsuen Wan) Limited                                                                             Fitness
          ("Physical Tsuen Wan")                                                                          Centre in
                                                                                                          Hong Kong

        Physical Health Centre        September 29, 1994             HK              -          100%      Operating a
          (Tuen Mun) Limited                                                                              Fitness
          ("Physical Tuen Mun")                                                                           Centre in
                                                                                                          Hong Kong

        Physical Health Centre        March 2, 1990                  HK              -         91.4%      Operating 5
          Hong Kong Limited                                                                               Fitness
                                                                                                          Centres in
                                                                                                          Hong Kong

        Proline Holdings Limited      September 28, 1994             BVI             -          100%      Investment
                                                                                                          holding

        Regent Town Holdings          September 20, 1993             BVI             -          100%      Investment
          Limited ("Regent Town")                                                                         holding

        Shanghai Physical Ladies'     September 28, 1994             HK              -          100%      Investment
          Club Company Limited                                                                            holding
          ("Physical Shanghai")

        Star Perfection Holdings      April 15, 1996                 BVI             -          100%      Investment
          Limited                                                                                         holding

        Supreme Resources Limited     September 29, 1994             HK              -          100%      Operating a
          ("Supreme")                                                                                     beauty
                                                                                                          treatment
                                                                                                          centre in
                                                                                                          Hong Kong

        Su Sec Pou Physical Health    August 18, 1997               Macau            -          100%      Operating a
          Centre (Macau), Limited                                                                         Fitness
                                                                                                          Centre in
                                                                                                          Macau

---------------------------------------------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
================================================================================
(Amounts in thousands, except share and per share data)

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

         The Group also operates Fitness Centres in the PRC through some of its Operating Subsidiaries which are Sino-foreign joint ventures ("JV") established in the PRC. In the opinion of the directors, the Group is able to govern and control the financial and operating policies and the board of directors of the JV. Therefore, the JV have been accounted for as subsidiaries. Detailed information in connection with these JV is as follows:

a) Shanghai Physical Ladies' Club Co., Ltd., a Sino-foreign co-operative JV (the "Shanghai JV"), was established on September 7, 1993 in Shanghai, the PRC. The original total investment and registered capital of the Shanghai JV was US$1 million each and was increased to US$2 million each in 1995. The capital contributions were to be made in cash. The JV period is for 10 years starting from the date of the business licence issued on September 7, 1993.

                  According to the provisions of the JV contract, Physical Shanghai contributed 100% of the registered capital of the Shanghai JV while the Chinese JV partner provided the premises in which the Fitness Centres are located. Upon dissolution of the JV, all the property, plant and equipment ("PPE") of the Shanghai JV will be taken over by the Chinese JV partner while Physical Shanghai will assume all the working capital, debts and outstanding obligations and commitments.

                  For the first three years of the Shanghai JV, the Chinese JV partner will be entitled only to a rent of RMB950 per annum. Thereafter, the rental payment will be increased by 10% per annum unless the inflation rate in the PRC is higher than 16%. The Chinese JV partner has no further entitlement to the profits of the Shanghai JV.

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

c) Under the JV contract between Physical Shenzhen and a Chinese enterprise, Physical Shenzhen is required to contribute HK$4,140 in the form of cash and PPE as capital into Shenzhen Physical Ladies' Club Co. Ltd. within six months from the issuance of the business licence.

                  As of the date of this report, both JV partners have not contributed the required capital according to the requirements of the contract.

                  According to the directors, the Group has verbally agreed with the Chinese enterprise to terminate the JV contract even though no formal notice has yet been submitted to the PRC authority.

--------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
================================================================================
(Amounts in thousands, except share and per share data)

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

d) Under the JV contract between Physical Health Centre (Zhong Shan) Limited (former name of Physical Tuen Mun) and a Chinese enterprise, Physical Zhongshan is required to contribute US$500 in the form of cash and PPE as capital into the JV within six months from the issuance of the business licence.

                  As of the date of this report, both JV partners have not contributed the required capital according to the requirements of the contract.

                  According to the directors, the Group has verbally agreed with the Chinese enterprise to terminate the JV contract even though no formal notice has yet been submitted to the PRC authority.


2.       BASIS OF PRESENTATION

         The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. This basis of accounting differs from that used in the statutory financial statements of the BVI and Hong Kong Operating Subsidiaries and the PRC JV, which were prepared in accordance with generally accepted accounting principles in Hong Kong and the accounting principles and the relevant financial regulations applicable to enterprises with foreign investments as established by the Ministry of Finance of China respectively.

         The financial statements are presented in Hong Kong dollars which is the Group's functional currency because the Group's operations are primarily located in Hong Kong. For illustrative purposes, the exchange rate adopted for the presentations of financial information as of and for the year ended December 31, 2000 has been made at HK$7.8 to US$1.00. No representation is made that the HK$ amount could have been, or could be, converted into United States Dollars at that rate on December 31, 2000 or at any other rate.


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a)       PRINCIPLES OF CONSOLIDATION
                  The consolidated financial statements include the financial information of the Company, its majority-owned and controlled subsidiaries and joint ventures. All material intercompany balances and transactions have been eliminated on consolidation.

         b)       PREPARATION OF FINANCIAL STATEMENTS
                  The Group has a negative working capital of HK$26,603 and HK$55,434 as of December 31, 1999 and 2000 respectively. These conditions raise doubt about the Group's ability to continue as a going concern.

                  Continuation of the Group as a going concern is dependent upon obtaining additional working capital and attaining profitable operations in the future. The Principal Stockholder has undertaken to make available adequate funds to the Group as and when required to maintain the Group as a going concern. As a result, the financial statements have been prepared in conformity with the principles applicable to a going concern.

--------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
================================================================================
(Amounts in thousands, except share and per share data)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         c)       CONTRACTUAL JOINT VENTURE
                  A contractual JV is an entity established between the Group and one or more other parties with the rights and obligations of the JV partners governed by a contract. In case the Group owns more than 50% of the JV and is able to govern and control its financial and operating policies and its board of directors, such JV is considered as a de facto subsidiary and is accounted for as a subsidiary.

         d)       STATEMENT OF CASH FLOWS
                  For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity within three months to be cash equivalents.

         e)       GOODWILL ON CONSOLIDATION
                  Goodwill arising on consolidation, being the excess of the purchase consideration payable at the time of acquisition of the subsidiaries over the fair values of the net underlying assets acquired, is recognised as an expense in the period it arises.

         f)       INVENTORIES
                  Inventories, mainly comprise beauty products for treatment and sale, are stated at the lower of cost and net realizable value. Cost, which comprises all costs of purchase and, where applicable, other costs that have been incurred in bringing the inventories to their present location and condition, is calculated using the first-in, first-out method. Net realizable value represents the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. Inventories consisted of the following:

                                                              AS OF DECEMBER 31
                                                      ---------------------------------
                                                         1999         2000        2000
                                                          HK$          HK$         US$
                  Beauty products for treatment         1,907        1,300         166
                  Beauty products for sale                644          770          99
                                                      --------    ---------    --------
                                                        2,551         2070         265
                                                      ========    =========    ========

         g)       PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION
                  PPE is stated at cost less accumulated depreciation.

                  The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use. Expenditure incurred after the assets have been put into operation, such as repairs and maintenance, is normally recognized as an expense in the period in which it is incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the assets, the expenditure is capitalized.

                  When assets are sold or retired, their costs and accumulated depreciation are eliminated from the accounts and any gain or loss resulting from their disposal is included in the statement of operations.

--------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
================================================================================
(Amounts in thousands, except share and per share data)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         g) PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION (CONTINUED) When assets are transferred between PPE and other classes of assets, the cost of such an asset on transfer is deemed to be the carrying amount of the asset as stated under its original classification. Any previous revaluation reserve on the asset is frozen upon the transfer until the retirement or disposal of the asset. On the retirement or disposal of the asset, the frozen revaluation reserve is transferred directly to retained earnings.

                  Depreciation is provided to write off the cost of PPE over their estimated useful lives from the date on which they become fully operational and after taking into account their estimated residual values, using the straight-line method at the following rates per annum:

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

         h)       REVENUE RECOGNITION
                  Revenue represents service income in connection with the provision of physical fitness and beauty treatment services and other related income, net of the related sales tax, if any. The non-refundable admission fee is recognized as revenue on a pro-rata basis over the estimated duration whereas the monthly dues, service income and other related income are recognized as revenue when services are rendered.

         i)       DEFERRED INCOME
                  Deferred income represents unamortized non-refundable admission fees and service fees billed but for which the related services, or portion of the services have not yet been rendered.

         j)       FINANCE LEASES
                  Leases that substantially transfer to the Group all the rewards and risks of ownership of assets, other than legal title, are accounted for as finance leases.

                  PPE held under finance leases are initially recorded at the present value of the minimum lease payments at the inception of the leases, with equivalent liabilities categorized as appropriate under current or non-current liabilities.

                  Depreciation is provided on the cost of the assets on a straight-line basis over their estimated useful lives as set out in note 3(f) above. Finance charges implicit in the purchase payments are charged to the statement of operations over the periods of the contracts so as to produce an approximately constant periodic rate of charge on the remaining balances of the obligations for each accounting period.

--------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
================================================================================
(Amounts in thousands, except share and per share data)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         k)       OPERATING LEASES
                  Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals payable under operating leases are recorded in the statement of operations on a straight-line basis over the lease term.

         l)       DEFERRED LIABILITIES
                  Deferred liabilities represent the benefit arose from the rent-free period of the operating leases. The deferred liabilities are amortized within the lease term, and the amortization is recorded in the statement of operations.

         m)       INCOME TAXES
                  No provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and / or losses of the Company and its Operating Subsidiaries has been provided as the earnings of the Operating Subsidiaries, in the opinion of the management, will be reinvested indefinitely.

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

         n)       FOREIGN CURRENCY TRANSLATION
                  The Company and its subsidiaries maintain their accounting books and records in Hong Kong Dollars ("HK$"), except for the PRC JV and Macau subsidiary which maintain their accounting books and records in RMB and MOP respectively. Foreign currency transactions during the year are translated to HK$ at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at year end and translated at the approximate rates of exchange ruling at the balance sheet date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statements of operations.

                  On consolidation, the financial statements of the PRC JV and Macau subsidiary are translated into HK$ using the closing rate method, whereby the balance sheet items are translated into HK$ using the exchange rates at the respective balance sheet dates. The share capital and retained earnings are translated at exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year.

                  All exchange differences arising on the consolidation are recorded within equity. Historically, foreign exchange transactions have not been material to the financial statements.

--------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
================================================================================
(Amounts in thousands, except share and per share data)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         o)       RELATED PARTIES
                  Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

         p)       EARNINGS PER SHARE
                  Basic earnings per share excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the periods.

                  Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. There were no potentially dilutive securities outstanding during any of the years and, accordingly, basic and diluted earnings per share are the same.

         q)       USES OF ESTIMATES
                  The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Group's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual amounts could differ from those estimates.

         r)       ADVERTISING AND MARKETING COSTS
                  All advertising and marketing costs are to be expensed off in the periods in which those costs are incurred or the first time the advertising takes place.

         s)       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
                  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue recognition in financial statements", which provides guidance on applying generally accepted accounting principles for recognizing revenue. SAB 101 is effective for fiscal years beginning after December 15, 1999. The adoption of SAB 101 has no material impact on the Group's consolidated financial position, results of operations and cash flows.

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

--------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
================================================================================
(Amounts in thousands, except share and per share data)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         s)       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)
                  In March 2000, the Financial Accounting Standards Board issued FIN No. 44, "Accounting for certain transactions involving stock compensation". FIN No. 44 provides guidance for applying APB Opinion No. 25, "Accounting for stock issued to employees". With certain exceptions, FIN No. 44 applies prospectively to new awards, exchange of awards in a business combination, after July 1, 2000. The implementation of FIN No. 44 did not have a material effect on the Company's results of operations.


4.       PRIOR YEAR ADJUSTMENTS

         Prior year adjustments are analysed as follows:

                                                                           Prior
                                                                      1997          1998            1999       2000
                                                         NOTE          HK$           HK$             HK$        HK$
        Overstatement of profits shared by
            minority interests in previous years           a         2,374             -              -           -
        Understatement of rental expenses in
            prior years                                    b        (4,508)       (1,549)             -           -
        Overprovision of depreciation in prior years
                                                           c           426           798              -           -
        Loss (Profit) arising from prior year
            adjustments shared by minority  interest       d
                                                                       372           (55)             -           -
                                                                 ----------    ----------      ---------    --------

                                                                    (1,336)         (806)             -           -
                                                                 ==========    ==========      =========    ========

         a) The overstatement of profits shared by minority interests was mainly attributable to the fact that minority interests have not been updated/reversed when the Group increased its shareholdings in Regent Town from 67% to 92.5% progressively since 1995.

         b) In prior years, the amount of benefit arose from the rent-free period of the operating leases capitalised as deferred liabilities was incorrect as a result of calculation error. The respective amortization to the statement of operations was also affected. The cumulative effect is that both liabilities and retained earnings had been understated and overstated by HK$6,057.

         c) In prior years, the Group recognized certain benefit arose from the rent-free period of the operating leases as leasehold improvements and depreciated over the lease period. Accordingly, both assets and retained earnings had been overstated and understated by HK$1,224.

         d) As a result of the restatement of the results in prior years as mentioned in notes b and c above, the profits/loss shared by minority interests was decreased by HK$317.

         Accordingly, the earnings per share of common stock for the years ended December 31, 1998 were revised from HK$1.73 to HK$1.65.

--------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
================================================================================
(Amounts in thousands, except share and per share data)

5.       PROPERTY, PLANT AND EQUIPMENT, NET

                                                               AS OF DECEMBER 31
                                                  -----------------------------------------
                                                       1999           2000           2000
                                                        HK$            HK$            US$
         Land and buildings                            3,140          3,137            403
         Leasehold improvements                       89,010        112,156         14,416
         Machinery and equipment                     100,819        135,551         17,423
         Furniture and fixtures                       29,024         35,337          4,542
         Computers                                     3,235          4,347            558
         Motor vehicles                                3,339          4,992            642
         Less: Accumulated depreciation              (87,631)      (126,353)       (16,296)
                                                  -----------    -----------    -----------

         Net book value                              140,936        169,167         21,688
                                                  ===========    ===========    ===========

         As of December 31, 2000, the cost and accumulated depreciation of PPE held under finance leases amounted to approximately HK$22,844 (1999:
         HK$35,609) and HK$11,348 (1999: HK$11,793) respectively.


6.       SHORT-TERM BANK LOANS

         The short-term bank loans are collateralized and repayable within one year. Please refer to Note 7 for details of collateral for such facilities.

         Supplemental information with respect to the short-term bank loans was as follows:

                                                                                   YEAR ENDED DECEMBER 31
                                                                       ---------------------------------------------
                                                                             1998             1999              2000
         Maximum amount outstanding during the years                     HK$6,842         HK$8,452          HK$8,292

         Average amount outstanding during the years                     HK$5,448         HK$6,432          HK$4,973

         Weighted average interest rate at the end of the years               10%              11%                8%

         Weighted average interest rate during the years                      11%              11%                9%

--------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
================================================================================
(Amounts in thousands, except share and per share data)

7.       LONG-TERM BANK LOANS

         The Group obtained various lines of credit under banking facilities which aggregated HK$34,662 as of December 31, 2000 from creditworthy commercial banks in HK to finance its operations. These loans were collateralized by certain of the assets of the Group and its stockholders. As of December 31, 2000, the loans consist of the following:

         PRINCIPAL          INTEREST RATE            MATURITY
               HK$

             4,621          HK$ prime + 1.5%         Serially from 2000 to 2002
             5,000          HK$ prime + 1.5%         Serially from 2001 to 2002
             3,296          HK$ prime + 2.5%         Serially from 2000 to 2002
             2,410          HK$ prime + 1.5%         Serially from 2000 to 2007
               462          HK$ prime - 1.75%        Serially from 2000 to 2003
         ----------

            15,789
         ==========

         Aggregate maturities of the long-term bank loans are as follows:

          PRINCIPAL         PAYABLES DURING THE FOLLOWING PERIODS
                HK$

             7,685          2001
         ----------

             6,394          2002
               380          2003
               360          2004
               360          2005
               610          2006 -2010
          ---------

             8,104
          ---------

            15,789
          =========

         The collateral of the loans include:

         (i)      leasehold property in Hong Kong owned by Ever Growth;

         (ii)     fixed deposits owned by Physical Tsuen Wan and Physical TST;

         (iii) leasehold property in Hong Kong owned by relatives of the Principal Stockholder;

         (vi)     leasehold property in Hong Kong owned by a related company;
                  and

         (v)      personal guarantees from the Principal Stockholder.

--------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
================================================================================
(Amounts in thousands, except share and per share data)

8.       GOODWILL WRITE-OFF

         The goodwill was arose from the acquisition of 30% and 7.5% interests in Supreme and Regent Town from the minority shareholders during the year. Aggregate consideration for such acquisition was HK$1,300. Since then, Supreme and Regent Town have become wholly-owned subsidiaries of the Group.


9.       INCOME TAXES

         Reconciliation to the expected statutory tax rate in Hong Kong of 16.0% (1999: 16% AND 1998: 16.1%) is as follows:

                                                      YEAR ENDED DECEMBER 31
                                                  ------------------------------
                                                     1998       1999       2000
                                                        %          %          %

         Weighted average statutory rate             16.1       16.0       16.0
         Tax effect of net operating losses           7.4        2.6       11.7
         Tax effect of timing differences               -          -        9.8
         Effect of prior year adjustments             0.7        2.3          -
         Write back of overprovision for
           taxation in prior years                  (25.5)         -      (13.4)
         Others                                       0.7       (0.4)      (0.5)
                                                  --------   --------   --------

         Effective rate                              (0.6)      20.5       23.6
                                                  ========   ========   ========

         Income tax expense is comprised of the following:

                                            YEAR ENDED DECEMBER 31
                                ----------------------------------------------
                                    1998        1999         2000        2000
                                     HK$         HK$          HK$         US$

         Current taxes              (246)      3,984        2,661         341
         Deferred taxes              138         949          651          83
                                ---------    --------    ---------    --------

         Income tax expense         (108)      4,933        3,312         424
                                =========    ========    =========    ========


         The Group is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which it is domiciled and operates.

         The Hong Kong subsidiaries are subject to Hong Kong profits tax at a rate of 16% (1999 AND 1998: 16%).

         Since those PRC JV have sustained losses for the PRC income tax purposes, the Company has not recorded any PRC income tax expense. PRC income tax in the future will be calculated at the applicable rates relevant to the PRC JV which currently are 33%.

         As the fitness centre operated in Macau has incurred a loss for taxation purposes for the period, the Group has not recorded any Macau income tax expenses. Macau profits tax is currently charged at sliding rates with maximum rate of 15% on assessable profits.

--------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
================================================================================
(Amounts in thousands, except share and per share data)


10.      OBLIGATIONS UNDER FINANCE LEASES

         Physical HK and Physical TST lease fitness equipment and motor vehicles under several finance leases. The scheduled future minimum lease payments was as follows:

                                                                                          AS OF DECEMBER 31
                                                                                      ---------------------------
                                                                                             1999           2000
                                                                                              HK$            HK$
         Payable during the following period:
            Within one year                                                                 6,640          6,679
            Over one year but not exceeding two years                                       5,936          4,667
            Over two years but not exceeding three years                                    4,237          3,763
            Over three years but not exceeding four years                                   3,763          3,763
            Over four years but not exceeding five years                                    3,763            627
            Thereafter                                                                        658              -
                                                                                      ------------    -----------

         Total minimum lease payments                                                      24,997         19,499

         Less: Amount representing interest                                                 8,136          6,349
                                                                                      ------------    -----------

         Present value of net minimum lease payments                                       16,861         13,150
                                                                                      ============    ===========


11.      COMMITMENTS

         CAPITAL EXPENDITURE COMMITMENTS
                                                                                           AS OF DECEMBER 31
                                                                                      ---------------------------
                                                                                            1999            2000
                                                                                             HK$             HK$
         Contracted but not provided net of deposit paid in the
            financial statements                                                           6,608          16,667
                                                                                      ============    ===========

         COMMITMENTS UNDER OPERATING LEASES
         The Group had outstanding commitments not provided for under non-cancellable operating leases in respect of land and buildings, the portion of these commitments which are payable in the following periods is as follows:
                                                                                           AS OF DECEMBER 31
                                                                                      ---------------------------
                                                                                             1999           2000
                                                                                              HK$            HK$
         Payable during the following periods:
            Within one year                                                                54,504         66,004
            Over one year but not exceeding two years                                      48,481         71,023
            Over two years but not exceeding three years                                   49,582         50,499
            Over three years but not exceeding four years                                  29,716         33,303
            Over fours years but not exceeding five years                                  23,719         15,859
            Thereafter                                                                      9,890         44,346
                                                                                      ------------    -----------

         Total operating lease commitments                                                215,892        281,034
                                                                                      ============    ===========

--------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
================================================================================
(Amounts in thousands, except share and per share data)

12.      RELATED PARTY TRANSACTIONS

         The Group had the following transactions with related companies:

                                                                                YEAR ENDED DECEMBER 31
                                                                           --------------------------------
                                                                              1998        1999        2000
                                                                               HK$         HK$         HK$
         Rental of a director's quarter                                        720         720       1,080
         Purchase of beauty and fitness equipment                            1,881         444           -
         Prepayments for equipment related to construction-in-progress       3,961           -           -
         Management fee received                                                12           -           -

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

         c) The Group made certain advances to the Principal Stockholder during the years. The balance due to the Group as at December 31, 2000 was HK$2,108. Under an agreement with the Group, the Principal Stockholder has pledged 1,500,000 shares of the Company's stock as collateral.

         d) The Principal Stockholder has undertaken to indemnify the Group against losses arising from any non-recoverability of various amounts due from related companies. Any such payments by the Principal Stockholder will be recorded as expenses by the Group with the corresponding credit to the equity.

         e) The Principal Stockholder has also undertaken to indemnify the Group against any contingent liabilities including tax liabilities and claims that may result from the operating activities of the Group in Hong Kong, the PRC and elsewhere occurring prior to the balance sheet date.

         f) The Group disposed its wholly-owned subsidiary, Mighty System Limited, to the Principal Stockholder at a consideration of US$1.00 on November 1, 2000.


13.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                   YEAR ENDED DECEMBER 31
                                          --------------------------------------
                                            1998            1999           2000
                                             HK$             HK$            HK$
         Cash paid for:
            Interest expense               3,933           4,245          3,379
            Income taxes                   5,230           2,059          7,895

--------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
================================================================================
(Amounts in thousands, except share and per share data)

14.      OTHER SUPPLEMENTAL INFORMATION

         The following items are included in the consolidated statements of operations:

                                                                 YEAR ENDED DECEMBER 31
                                                         -----------------------------------
                                                              1998         1999        2000
                                                NOTE           HK$          HK$         HK$
         Foreign exchange gain                    a             36            8          47
         Interest expense on:
             Finance leases                                  1,325        2,346       1,961
             Overdrafts and bank loans                       1,984        1,846       1,351
             Loans from third parties                          624            -           -
             Others                                              -           53          67
         Interest income                          a             12           53         332
         Sales taxes                              b           (492)         748         843
         Advertising and marketing expenses       c         19,152       15,323      28,534
         Rental expenses under operating leases             35,985       47,249      56,484

         a) Foreign exchange gain and interest income are included in "Other income, net" in the Consolidated Statements of Operations.

         b) Sales tax is deducted from "Operating revenue" in the Consolidated Statements of Operations.

         c) Advertising and marketing expenses are included in "Other selling and administrative expenses" in the Consolidated Statements of Operations.


15.      DISTRIBUTION OF PROFIT

         In the opinion of management, any undistributed earnings of Physical Holdings and the Operating Subsidiaries will be reinvested indefinitely.


16.      RETIREMENT PLAN

         The Group did not operate any retirement plan before December 2000. Following the implementation of the Mandatory Provident Fund ("MPF") in Hong Kong with effect from December 2000, the Group operates a MPF plan for its Hong Kong employees. The assets of the MPF are held separately from those of the Group in a provident fund managed by an independent trustee. The Group is required to make contributions to the MPF in January 2001 and accordingly, no pension expenses have been incurred by the Group during the years ended December 31, 1998, 1999 and 2000.

--------------------------------------------------------------------------------

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
================================================================================
(Amounts in thousands, except share and per share data)

17.      STOCK OPTION PLAN

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


18.      OPERATING RISKS

         a)       CONCENTRATION OF SUPPLIERS

                  The Group purchases beauty products from a number of suppliers. Details of individual suppliers accounting for more than 10% of the Group's purchases are as follows:

                                                          YEAR ENDED DECEMBER 31
                                                          ----------------------
                                                           1998     1999    2000
                                                              %        %       %

                  Hope Key Development Limited               13       15     N/A
                  Kingstar International Trading Limited    N/A      N/A      10

         b)       CONCENTRATION OF CREDIT RISK

                  None of the sales to the customers accounted for more than 10% of the Group's turnover for the year.

--------------------------------------------------------------------------------


PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
==============================================================================================================
(Amounts in thousands, except share and per share data)

19.      REPORT ON SEGMENT INFORMATION

         The Group's operations are classified into two reportable business segments: provision of physical fitness and beauty treatment services.
         Each separately managed segment offers different products requiring different marketing and distribution strategies.

         Information concerning consolidated operations by business segment and geographic area is presented in the tables below and on the following pages:

         CONSOLIDATED OPERATIONS BY BUSINESS SEGMENT
                                                                       YEAR ENDED DECEMBER 31
                                                     ---------------------------------------------------------
                                                           1998           1999           2000            2000
                                                            HK$            HK$            HK$             US$
         Operating revenues
             - Physical fitness                         139,829        166,917        203,758          26,123
             - Beauty treatments                         70,317         86,225         99,553          12,764
             - Others                                        63             30              1               -
                                                     -----------    -----------    -----------     -----------

                                                        210,209        253,172        303,312          38,887
                                                     ===========    ===========    ===========     ===========

         Operating profit
             - Physical fitness                          12,824         14,832          7,082             908
             - Beauty treatments                          3,712          3,670          2,616             336
             - Others                                         -              -              -               -
                                                     -----------    -----------    -----------     -----------

                                                         16,536         18,502          9,698           1,244
                                                     ===========    ===========    ===========     ===========

         Depreciation
             - Physical fitness                          14,020         20,879         28,230           3,619
             - Beauty treatments                         11,761         12,308         13,105           1,680
                                                     -----------    -----------    -----------     -----------

                                                         25,781         33,187         41,335           5,299
                                                     ===========    ===========    ===========     ===========

         Total assets
             - Physical fitness                          91,606        117,263        114,983          14,741
             - Beauty treatments                         78,035         68,868         97,948          12,558
                                                     -----------    -----------    -----------     -----------

                                                        169,641        186,131        212,931          27,299
                                                     ===========    ===========    ===========     ===========

         Property, plant and equipment additions
             - Physical fitness                          36,411         41,656         60,410           7,745
             - Beauty treatments                         12,402          9,354         11,524           1,477
                                                     -----------    -----------    -----------     -----------

                                                         48,813         51,010         71,934           9,222
                                                     ===========    ===========    ===========     ===========

--------------------------------------------------------------------------------------------------------------


PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
===================================================================================================
(Amounts in thousands, except share and per share data)

19.      REPORT ON SEGMENT INFORMATION (CONTINUED)

         CONSOLIDATED OPERATIONS BY GEOGRAPHIC AREA
                                                             YEAR ENDED DECEMBER 31
                                           --------------------------------------------------------
                                                 1998           1999           2000           2000
                                                  HK$            HK$            HK$            US$
         Operating revenues
             - Hong Kong                      192,692        238,096        284,007         36,412
             - PRC                             17,517         15,076         19,305          2,475
                                           -----------    -----------    -----------    -----------

                                              210,209        253,172        303,312         38,887
                                           ===========    ===========    ===========    ===========

         Operating profit (loss)
             - Hong Kong                       21,315         25,851         19,959          2,559
             - PRC                               (858)        (3,157)        (6,101)          (782)

         Interest income                           12             53            332             43
         Interest expenses                     (3,933)        (4,245)        (3,379)          (433)
         Goodwill write-off                         -              -         (1,113)          (143)
                                           -----------    -----------    -----------    -----------

         Net income                            16,536         18,502          9,698          1,244
                                           ===========    ===========    ===========    ===========

         Segment assets
             - Hong Kong                      127,551        154,482        156,815         20,105
             - PRC                             42,090         31,649         56,116          7,194
                                           -----------    -----------    -----------    -----------

                                              169,641        186,131        212,931         27,299
                                           ===========    ===========    ===========    ===========

---------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

        The officers and directors of the Company, their ages and present positions held with the Company are as follows:

    NAME                      AGE          POSITIONS WITH THE COMPANY
    ----                      ---          --------------------------

Ngai Keung Luk (Serleo)        44          Chairman of the Board of Directors,
                                           Chief Executive Officer

Yuk Wah Ho                     45          President and Director

Robert Chui                    44          Chief Financial Officer and Director

Darrie Lam                     37          Executive Vice President, Secretary
                                             and Director

Yat Ming Lam                   43          Director

Allan Wah Chung Li             43          Director

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

         YUK WAH HO, PRESIDENT, DIRECTOR. Ms. Ho has over eighteen years' experience in beauty and skin care and has attended various international beauty workshops held in Europe. Ms. Ho holds many certificates in beauty therapy, skin care, and cosmetic applications from France, England, Taiwan and Hong Kong, including Rene Guinot, Germain de Cappucini, and Sothy's. Ms. Ho is responsible for the business development and staff training of the Company's beauty treatment business. Ms. Ho is the wife of Mr. Luk.

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

         DARRIE LAM HAU YIN, EXECUTIVE VICE PRESIDENT, SECRETARY, DIRECTOR. Ms. Lam has been a Vice-President and Secretary of the Company since October, 1996. Ms. Lam is a member of the Hong Kong Society of Accountants and a fellow member of the Chartered Association of Certified Accountants (UK). She joined the Company in 1994 and before that she worked with a major Hong Kong listed company, Wharf Group, as a Financial Analyst. Ms. Lam is responsible for the Company's secretarial affairs, finance and administration functions. Ms. Lam received a MBA degree from the University of Manchester, U.K.

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

         SIU LING CHENG, MARKETING MANAGER. Ms. Cheng holds a Bachelor Degree in Marketing at the University of Southern Queensland, Australia. Ms. Cheng joined the Company since 1992 as a marketing executive, and was promoted to marketing manager the following year. Ms. Cheng is responsible for the Company's promotional and marketing activities and public relations. Ms. Cheng also coordinates and assists the marketing teams in China branches.

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

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal year ended December 31, 2000 ("Fiscal 2000"), the fiscal year ended December 31, 1999 ("Fiscal 1999") and the fiscal year ended December 31, 1998 ("Fiscal 1998") by those persons who served as Chief Executive Officer and any Named Executive Officer who received compensation in excess of $100,000 during such years.


                        SUMMARY COMPENSATION TABLE (US$)


Name and Principal Position                 Year     Salary(1)                  Annual Awards(2)
---------------------------                 ----     ---------         -----------------------------------
                                                                       Bonus (3)    Other compensation (4)
                                                                       --------     ----------------------
Ngai Keung Luk, CEO, Chairman               2000     385,000              -                138,000
                                            1999     385,000              -                 92,000
                                            1998     387,000              -                 92,000
Jill Bodnar, former President               2000       -                  -                   -
                                            1999     45,000              4,900                -
                                            1998     75,000              3,900                -

Yuk Wah Ho, President, COO                  2000     213,000              -                   -

(1) No officers received or will receive any bonus or other annual compensation other than salaries during fiscal year 2000, other than stated above. The table does not include any amounts for personal benefits extended to officers of the Company, such as the cost of automobiles, life insurance and supplemental medical insurance, because the specific dollar amounts of such personal benefits cannot be ascertained. Management believes that the value of non-cash benefits and compensation distributed to executive officers of the Company individually or as a group during fiscal year 2000 did not exceed the lesser of US$50,000 or ten percent of such officers' individual cash compensation or, with respect to the group, US$50,000 times the number of persons in the group or ten percent of the group's aggregate cash compensation.

(2)      No officers received or will receive any long term incentive plan
         (LTIP) payouts or other payouts during fiscal year 2000.

(3)      Bonus awarded based on performance.

(4) Other compensation for Mr. Luk included an allowance for Mr. Luk's living accommodations. The yearly allowance of HK$1,080,000 (US$138,000) and HK$720,000 (US$92,000) respectively for the fiscal years 2000 and 1999, represents 50% (up to June 2000) and 100% (from July 2000) of the fair market rent of the property owned by a related company, Silver Policy Development Limited. Up to June 2000, the remaining portion is shared by another related company, Williluck International Limited. Mr. Luk and his wife are the shareholders and directors of both Silver Policy Development Limited and Williluck International Limited. The current market rent of the property, which is exclusively used for residential purpose by Mr. Luk and his family, is HK$120,000 (US$15,400) per month effective November, 1997. Up to June 2000, the Company and Williluck International Limited each paid HK$60,000 (US$7,700) per month to Silver Policy Development Limited. Starting July 2000, the Company paid the full amount of HK$120,000 (US$15,400) per month to Silver Policy Development Limited. Yearly allowance to Mr. Luk is recorded on the Company's books as HK$1,080,000 (US$138,000) in 2000. The money is paid directly to Silver Policy Development Limited. Physical Health Centre Hong Kong Limited is using the property as security to obtain a full line of credit from the Hongkong and Shanghai Bank. See also "Certain Transactions".


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


EMPLOYMENT AND RELATED AGREEMENTS

         There are no employment agreements with the Company's key employees at this time.
                                       40

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 2000, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted. Unless otherwise indicated, the address for each stockholder is 12/F - 15/F Lee Theatre Plaza, 99 Percival St., Causeway Bay, Hong Kong.


NAME AND                                    AMOUNT AND
ADDRESS OF                                  NATURE             PERCENTAGE
BENEFICIAL                                  OF BENEFICIAL      BENEFICAILLY
OWNER                                       OWNERSHIP (1)      OWNED(2)
----------                                  -------------      ------------
DIRECTORS, OFFICERS AND 5% STOCKHOLDERS

    NGAI KEUNG LUK (SERLEO)(3)                 8,000,000           80.00%
    YUK WAH HO, VICE PRESIDENT (4)             8,000,000           80.00%
    YAT MING LAM, DIRECTOR                             0            0.00%
    ROBERT CHUI, CFO                                   0            0.00%
    DARRIE LAM, VICE PRESIDENT                         0            0.00%
    ALLAN WAH CHUNG LI, DIRECTOR                       0            0.00%
    JILL BODNAR, FORMER PRESIDENT (5)                                     0            0.00%

    ALL OFFICERS AND DIRECTORS                 8,000,000           80.00%
    AS A GROUP (6 PERSONS)(3)

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

(4) Ms. Ho is the wife of Ngai Keung Luk (Serleo). Accordingly the number of common stock owned by Mr. Luk and Ms. Ho overlap.

(5) Jill Bodnar resigned from her position as the President of the Registrant in December, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company made certain advances to Mr. Luk, the Company's Chief Executive Officer and the Chairman of its Board of Directors, during the years. The balance due to the Company and its subsidiaries at December 31, 2000 was HK$2,108,000 (US$270,000). Under an agreement with the Company, Mr. Luk has pledged 1,500,000 shares of the Company stock as collateral. See Note 12 to Financial Statements.

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

         Mr. Luk receives a monthly allowance of HK$120,000 (US$15,400) for the fiscal year 2000 for his living accommodations. Such allowance represents the fair market rent of the property owned by a related company, Silver Policy Development Limited ("Silver Policy"). Silver Policy is a limited company incorporated in Hong Kong. Mr. Luk and Mrs. Luk respectively hold 0.01% and 99.99% shares in Silver Policy. They also act as directors of Silver Policy.

         Since April 1994, Physical Health Centre Hong Kong Limited ("Hong Kong Limited") has concluded a tenancy agreement with Silver Policy for the property to be used exclusively for residential purpose by Mr. Luk and his family. In April 1996, Silver Policy increased the rent from HK$90,000 (US$11,500) to HK$106,000 (US$13,600) per month and further increased to HK$120,000 (US$15,400) from November 1997. Hong Kong Limited and Williluck International Limited ("Williluck") each paid HK$60,000 (US$7,700) per month up to June 2000 to Silver Policy. The annual rent allowance costs as recorded by Physical totaled HK$1,440,000 (US$185,000) in 2000. Pursuant to the lease agreement between Sliver Policy and Hong Kong Limited, the premises for Mr. Luk and his family are rented by Hong Kong Limited from Silver Policy for HK$120,000 (US$15,400) per month. Hong Kong Limited then charges back, up to June 2000, Williluck, for a 50% share of the rent. Mr. Luk is a director of Williluck. Hong Kong Limited is using the property as security to obtain a full line of credit from the Hongkong and Shanghai Banking Corporation. See also "Management - Compensation".

         The Company had the transactions with related companies as provided in the Financial Statements, Note 12.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

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

3.4 Certificate of Amendment of Articles of Incorporation changing the authorized capital*

3.5      By-Laws of Physical Spa & Fitness Inc.*

3.6      Amended By-Laws of Physical Spa & Fitness Inc.

10.1 Lease Agreement by and between Lee Theatre Realty Limited and Physical Health Centre Hong Kong Limited (Causeway Bay Center)*

10.2 Tenancy Agreement between Benefit Plus Company Limited and Physical Health Centre Hong Kong Limited (Tsimshatsui Center)*

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

10.6 Tenancy Agreement by and between Kamoton Investments Limited and Supreme Resources Limited (Renaissance Beauty Centre)*

10.7     Repayment Agreement between the Company and Ngai Keung Luk*

10.8     Pledge Agreement between the Company and Ngai Keung Luk*

10.9     1997 Stock Option Plan and form of Stock Option Agreement*

16.      Letter on changes in certifying accountant**.

21.      Subsidiaries of the Registrant

23.      Consent of Moores & Rowlands, Independent Auditors.

----------
* Filed with the Commission as exhibit to the Registration Statement or amendments to the Registration Statement. ** Filed with the Commission as exhibit 16 to Form 10-KSB for the fiscal year 1999.

         (b)    Reports on Form 8-K
                -------------------

                Forms 8-K/A, Item 4. Change in Certifying Accountants.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 16, 2001.


                                PHYSICAL SPA & FITNESS, INC.


                                 By: /s/ Ngai Keung Luk
                                    ------------------------------------
                                    Ngai Keung Luk,
                                    Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ngai Keung Luk             Chairman and Chief Executive Officer               Date: 4/16/01
------------------------               (principal executive officer)
    Ngai Keung Luk

/s/ Yuk Wah Ho                 President and Director                             Date: 4/16/01
------------------------
    Yuk Wah Ho

/s/ Robert Chui                Chief Financial Officer and Director               Date: 4/16/01
------------------------       (Principal accounting and financial officer)
    Robert Chui

/s/ Darrie Lam                 Executive Vice President, Secretary                Date: 4/16/01
------------------------       and Director
    Darrie Lam

/s/ Yat Ming Lam               Director                                           Date: 4/16/01
------------------------
    Yat Ming Lam

/s/ Allan Wah Chung Li         Director                                           Date: 4/16/01
------------------------
    Allan Wah Chung Li