Form 10-Q
period 2001-03-31
PHYSICAL SPA & FITNESS INC
filed 2001-05-21
CIK 1048055

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001.

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


                          14/F Lee Theatre Plaza
                          99 Percival St., Causeway Bay
                                    Hong Kong
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dated : March 31, 2001, 10,000,000 shares.

Transitional Small Business Disclosure Format (check one) :
                              Yes          No   X
                                  ----        ----

                                TABLE OF CONTENTS



PART I  -  FINANCIAL INFORMATION                                    PAGE
                                                                    ----
   ITEM 1   -   FINANCIAL STATEMENTS

     Consolidated Statements of Operations                            1
     for the three months ended March
     31, 2001 and 2000 (Unaudited)

     Consolidated Balance Sheets at March 31, 2001                    2
     and December 31, 2000 (Unaudited)

     Consolidated Statements of Cash Flows                            3
     for the three months ended March 31,
     2001 and 2000 (Unaudited)

     Notes to Consolidated Financial Statements                       4

   ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS                  11
                OR PLAN OF OPERATION


PART II  -   OTHER INFORMATION

   ITEM 1   -   LEGAL PROCEEDINGS                                     15

   ITEM 2   -   CHANGE IN SECURITIES                                  15

   ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES                       15

   ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE                       15
                OF SECURITY HOLDERS

   ITEM 5   -   OTHER INFORMATION                                     15

   ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K                      15


                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
           FOR THE THREE MONTHS FROM JANUARY 1, 2000 TO MARCH 31, 2000
                      AND JANUARY 1, 2001 TO MARCH 31, 2001
                                                  (Amounts in thousands)

                                                   Three Months Ended
                                                       March 31,
                                               2000               2001
                                           -----------  ------------------------
                                               HK$          HK$          US$
                                           (Unaudited)  (Unaudited)  (Unaudited)
Operating Revenues
Fitness service                                43,600       56,104        7,193
Beauty treatments                              23,777       26,975        3,458
Others                                              1            -            -
                                           -----------  -----------  -----------

Total operating revenues                       67,378       83,079       10,651
                                           -----------  -----------  -----------

Operating Expenses
Salaries and commissions                       20,138       24,649        3,161
Rent and related expenses                      16,857       20,252        2,596
Depreciation                                    9,348       12,128        1,555
Other selling and administrative expenses      14,942       24,043        3,082
                                           -----------  -----------  -----------

Total operating expenses                       61,285       81,072       10,394
                                           -----------  -----------  -----------

Income from operations                          6,093        2,007          257
                                           -----------  -----------  -----------

Non-operating (income) expenses

Other (income), net                              (154)         (45)          (6)
Interest expenses                                 972        1,047          134
                                           -----------  -----------  -----------

Total non-operating (income) expenses             818        1,002          128
                                           -----------  -----------  -----------

Income before income taxes and
minority interests                              5,275        1,005          129

Provision for income taxes                      1,059        1,051          135
                                           -----------  -----------  -----------

Income before minority interests                4,216          (46)          (6)

Minority interests                                127          137           18
                                           -----------  -----------  -----------

Net income                                      4,089         (183)         (24)
                                           ===========  ===========  ===========

Earnings per common share                        0.41        (0.02)     (0.0025)
                                           ===========  ===========  ===========

Number of shares outstanding (in thousands)    10,000       10,000       10,000
                                           ===========  ===========  ===========


Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2001 or at any other certain rate.

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------
                       AUDITED CONSOLIDATED BALANCE SHEET
                       -----------------------------------
                             AS OF DECEMBER 31, 2000
                                       AND
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                              AS OF MARCH 31, 2001
         (Amounts in thousands, except number of shares and share data)
                                                                                       As of
                                                               -------------------------------------------------------
                                                               December 31, 2000                  March 31, 2001
                                                                           HK$                HK$                US$
ASSETS

Current assets
Cash and cash equivalents                                                1,759              2,479                318
Trade receivables                                                        4,827              4,693                602
Rental and utility deposits                                             15,137             15,286              1,960
Prepayments to vendors and suppliers and other current assets            6,427             10,611              1,360
Inventories                                                              2,070              2,069                265
Due from related companies                                                 915             (2,178)              (279)
Due from a stockholder                                                   2,108               (318)               (41)
                                                              -----------------  -----------------  -----------------

Total current assets                                                    33,243             32,642              4,185
                                                              -----------------  -----------------  -----------------

Bank deposits, collateralized                                            3,567              3,577                459
Prepayments for construction-in-progress                                 6,954             25,623              3,285
Property, plant and equipment, net                                     169,167            163,591             20,973
                                                              -----------------  -----------------  -----------------

Total assets                                                           212,931            225,433             28,902
                                                              =================  =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Short-term bank loans                                                    8,292              6,379                818
Long-term bank loans - current portion                                   7,685              7,842              1,005
Accounts payable and accrued expenses                                   23,618             25,802              3,308
Obligations under finance leases - current portion                       4,959              7,114                912
Deferred income - current portion                                       35,873             37,786              4,844
Deferred liabilities - current portion                                   4,177              4,018                515
Income taxes payable                                                       757              1,129                145
Taxes other than income                                                  3,316              3,374                433
                                                              -----------------  -----------------  -----------------

Total current liabilities                                               88,677             93,444             11,980
                                                              -----------------  -----------------  -----------------

Deferred income - non-current portion                                    1,957              5,540                710
Deferred liabilities -  non-current portion                              4,886              6,435                825
Long-term bank loans -  non-current portion                              8,104              6,110                783
Obligations under finance leases - non-current portion                   8,191             12,834              1,646
Deferred taxation                                                        6,312              6,312                809
Minority interests                                                       6,544              6,681                857

Stockholders' equity:
Common stock, par value US$0.001 each,
   100 million shares of stock authorized;
   10 million shares of stock issued and outstanding                        78                 78                 10
Cumulative translation adjustments                                         174                174                 22
Retained earnings                                                       88,008             87,825             11,260
                                                              -----------------  -----------------  -----------------

Total stockholders' equity                                              88,260             88,077             11,292
                                                              -----------------  -----------------  -----------------

Total liabilities and stockholders' equity                             212,931            225,433             28,902
                                                              =================  =================  =================

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2001 or at any other certain rate.


                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
           FOR THE THREE MONTHS FROM JANUARY 1, 2000 TO MARCH 31, 2000
                      AND JANUARY 1, 2001 TO MARCH 31, 2001

                                                                                           Three Months Ended March 31
                                                                                  ----------------------------------------------
                                                                                         2000           2001           2001
                                                                                          HK$            HK$            US$

Cash flows from operating activities:
Net income                                                                                4,089           (183)             (24)

Adjustments to reconcile net income to net cash provided by operating activities:
    Minority interests                                                                      127             137              18
    Depreciation                                                                          9,348          12,128           1,555
    Loss on disposal of property, plant and equipment                                       196              67               9
                                                                                  --------------  --------------  --------------
Changes in working capital:
    Trade receivables                                                                        87             134              17
    Deposits, prepayments and other current assets                                       (1,068)         (4,333)           (556)
    Inventories                                                                              10               -               -
    Due from related companies                                                            2,336           3,093             397
    Due from a stockholder                                                                 (620)          2,426             311
    Accounts payable and accrued expenses                                                (4,559)          2,184             280
    Deferred income                                                                       2,389           5,496             705
    Deferred liabilities                                                                    (53)          1,390             178
    Income taxes payable                                                                   (541)            372              48
    Taxes other than income                                                                  26              58               7
    Deferred taxation                                                                         -               -               -
                                                                                  --------------  --------------  --------------

Net cash provided by operating activities                                                11,767          22,969           2,945
                                                                                  --------------  --------------  --------------

Cash flows from investing activities:
    Prepayments for construction-in-progress                                             (3,184)        (18,669)          (2,393)
    Acquisition of property, plant and equipment                                         (1,906)         (8,172)          (1,048)
    Sales proceeds from disposal of property, plant and equipment                           823           1,554              199
                                                                                  --------------  --------------  --------------

Net cash used in investing activities                                                    (4,267)        (25,287)         (3,242)
                                                                                  --------------  --------------  --------------

Cash flows from financing activities:
    Increase in bank deposits                                                                 -             (10)             (1)
    Settlement of short-term bank loans                                                  (1,562)         (1,913)           (245)
    Proceeds from long-term bank loans                                                        -               -               -
    Repayment of long-term bank loans                                                      (445)         (1,837)           (236)
    Assumption of finance lease obligations                                                   -           8,074            1,035
    Capital element of finance lease rental payments                                     (1,395)         (1,276)           (164)
                                                                                  --------------  --------------  --------------

Net cash provided by (used in) financing activities                                      (3,402)          3,038             389
                                                                                  --------------  --------------  --------------

Net increase in cash and cash equivalents                                                 4,098             720              92

Cash and cash equivalents at beginning of year                                            2,896           1,759             226

Cumulative translation adjustments                                                           11               -               -
                                                                                  --------------  --------------  --------------

Cash and cash equivalents at end of year                                                  7,005           2,479             318
                                                                                  ==============  ==============  ==============

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2001 or at any other certain rate.

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

              NOTES TO UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
              ----------------------------------------------------
           FOR THE THREE MONTHS FROM JANUARY 1, 2000 TO MARCH 31, 2000
                      AND JANUARY 1, 2001 TO MARCH 31, 2001


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

        Jade Regal Holdings        March 15, 1996                 BVI               -         100%      Investment
          Limited                                                                                       holding

--------------------------------------------------------------------------------
                                       -4-


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

         The financial statements are presented in Hong Kong dollars which is the Group's functional currency because the Group's operations are primarily located in Hong Kong. For illustrative purposes, the exchange rate adopted for the presentations of financial information has been made at HK$7.8 to US$1.00. No representation is made that the HK$ amount could have been, or could be, converted into United States Dollars at that rate or at any other rate.


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a)       PRINCIPLES OF CONSOLIDATION
                  The consolidated financial statements include the financial information of the Company, its majority-owned and controlled subsidiaries and joint ventures. All material intercompany balances and transactions have been eliminated on consolidation.

         b)       PREPARATION OF FINANCIAL STATEMENTS
                  The Principal Stockholder has undertaken to make available adequate funds to the Group as and when required to maintain the Group as a going concern. As a result, the financial statements have been prepared in conformity with the principles applicable to a going concern.

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


6.      OBLIGATIONS UNDER FINANCE LEASES

         Physical HK and Physical TST lease fitness equipment and motor vehicles under several finance leases.


7.      RETIREMENT PLAN

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


9.       STOCK OPTION PLAN

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

RESULTS OF OPERATIONS

        The Company's revenues are derived from its two main lines of business of fitness and spa services in three principal ways: sale of memberships to fitness facilities, monthly membership fees and the sale of beauty treatments. The sale of beauty products and exercise clothing also contributes an insignificant amount to the total revenues. In respect to fitness services, customers are invited to join as a member at a fee currently set at HK$800(US$103) for one person. (A current promotion allows a special fee of HK$300 (US$38)). A monthly subscription fee of HK$299 (US$38) is charged to each customer for the usage of the fitness center and spa area.

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


RESULTS OF OPERATIONS


                                                           Three Months Ended
                                                                 March 31
                                                            2000         2001
                                                        -----------  -----------

Operating Revenues                                          100.00%     100.00%

Total operating expenses                                     90.96%      97.58%

Operating income                                              9.04%       2.42%

Income before income taxes and minority
interests                                                     7.83%       1.21%

Provision for income and deferred taxes                       1.57%       1.27%

Minority interests                                            0.19%       0.16%

Net income                                                    6.07%      (0.22%)
                                                        ===========  ===========


THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED).
----------------------------------------------------------------------------

         OPERATING REVENUES. The Company's operating revenues showed the continuous growth in the first three months of 2001 as compared to the first three months of 2000. Operating revenues for the first three months of 2001 totaled HK$83,079,000 (US$10,651,000) compared to HK$67,378,000 (US$8,638,000)
in the first three months of 2000, representing an increase of 23%. Operating revenues derived by the Company's fitness services increased 29% to HK$56,104,000 (US$7,193,000) compared to HK$43,600,000 (US$5,590,000) in the first three months of 2000. Fitness revenues as a percentage of total revenues were 68% in the first three months of 2001 as compared to 65% in the first three months of 2000.

         Operating revenues from the Company's beauty treatment business totaled HK$26,975,000 (US$3,458,000) compared to HK$23,777,000 (US$3,048,000) in the first three months of 2000, representing an increase of 13%. Beauty treatment revenues as a percentage of total revenues were 32% in the first three months of 2001 as compared to 35% in the first three months of 2000.

         Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$75,920,000 (US$9,733,000), or 91% of total operating revenues in the three months ended March 31, 2001 as compared to HK$63,492,000 (US$8,140,000) or 94% of total operating revenues in the three months ended March 31, 2000.

         Operating revenues derived from the Company's China locations generated HK$7,159,000 (US$918,000), or 9% of total operating revenues in the three months ended March 31, 2001 as compared to HK$3,886,000 (US$498,000) or 6% of total operating revenues in the three months ended March 31, 2000.

         OPERATING EXPENSES. The Company's operating expenses for the first three months of 2001 totaled HK$81,072,000 (US$10,394,000) compared to HK$61,285,000 (US$7,857,000) in the first three months of 2000, representing an increase of 32%. Total operating expenses, after taking into account all corporate expenses, were 98% of total operating revenue as compared to 91% of last year. This reflects the additional costs incurred by the Company in following its business expansion plan.

         Operating expenses associated with the Company's Hong Kong locations were HK$71,628,000 (US$9,183,000) in the three months ended March 31, 2001, representing an increase of 28% as compared to HK$56,057,000 (US$7,187,000) in 2000. Hong Kong operating expenses represented 88% of total operating expenses in the three months ended March 31, 2001 as compared to 91% in 2000. The increase was primarily due to additional expenses of HK$5,605,000 (US$719,000) incurred by a new branch in Tuen Mun, Hong Kong which opened in July 2000, and additional marketing expenses of HK$3,800,000 (US$487,000) in association with the new membership referral program initiating in April 2000.

         Operating expenses associated with the Company's China locations were HK$9,444,000 (US$1,211,000) in the three months ended March 31, 2001, representing an increase of 81% as compared to HK$5,228,000 (US$670,000) in 2000 primarily due to an additional expense of HK$4,034,000 (US$517,000) incurred by the Macau center which opened in October 2000. Operating expenses in China represented 12% of total operating expenses in the three months ended March 31, 2001 as compared to 9% in 2000.

         TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first three months of 2001 totaled HK$1,002,000 (US$128,000) compared to HK$818,000 (US$105,000) in the first three months of 2000. This represents an increase of 22% mainly due to higher interest costs incurred in the period.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the first three months of 2001 totaled HK$1,051,000 (US$135,000) compared to HK$1,059,000 (US$136,000) in the first three months of 2000, representing a decrease of 0.8%. The effective tax rate of operating income was 105% as compared to 20% of last year.

         NET INCOME. The Company has suffered a loss of HK$183,000 (US$24,000) for the first three months of 2001, compared to a net income of HK$4,089,000 (US$524,000) for the first three months of 2000, representing a decrease of 104%. The decrease reflects the additional overhead associated with the opening of new centers not yet recovered by their additional contribution.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions.

         Cash and cash equivalent balances for the respective periods ended March 31, 2001 and December 31, 2000 were HK$2,479,000 (US$318,000) and
HK$1,759,000 (US$226,000), while total indebtedness at March 31, 2001 was HK$40,279,000 (US$5,164,000) and HK$37,231,000 (US$4,773,000) at December 31,
2000.

         Net cash provided by operating activities were HK$76,854,000 (US$9,853,000) and 22,969,000 (US$2,945,000) for Fiscal Year 2000, and the
three-month period ended March 31, 2001, respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$78,127,000 (US$10,016,000) and HK$25,287,000 (US$3,242,000) for Fiscal Year 2000 and the three-month period ended March 31, 2001, primarily as a result of expenditures for property, plant and equipment. Net cash provided by financing activities, which mainly include proceeds from bank loans, net interest and repayment, were HK$81,000 (US$11,000) and HK$3,038,000 (US$389,000)) in Fiscal Year 2000 and the three-month period ended March 31, 2001, respectively.

         The Company's long-term loans bear interest rates varying from 5.75% to 10% per annum. The total balance outstanding as of March 31, 2001 on such loans was HK$13,952,000 (US$1,789,000). The last repayment on the loans is due in 2006. The Company also had various banking facilities available from financial institutions amounting to approximately HK$17,000,000 (US$2,179,000). These facilities were secured by certain leasehold property in Hong Kong owned by the Company's subsidiary (Ever Growth Limited), fixed deposits owned by the Company's subsidiaries (Physical Health Centre (TST) Limited and Physical Health Centre (Tsuen Wan) Limited), relatives of Mr. Luk, related company and personal guarantees from Mr. Luk, respectively.

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

         The Company's trade receivable balance at March 31, 2001, was HK$4,693,000 (US$602,000). The Company has never experienced any significant problems with collection of accounts receivable from its customers.

         Capital expenditure for Fiscal Year 2000, and the three-month period ended March 31, 2001, were HK$71,934,000 (US$9,222,000) and HK$8,172,000
(US$1,048,000) respectively. The Company believes that cash flow generated from its operations and its existing credit facilities should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months.

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




                                    PHYSICAL SPA & FITNESS INC.
                                    (Registrant)

Date: May 17, 2001                  /s/Ngai Keung Luk
                                    ------------------------------------
                                    Ngai Keung Luk,
                                    Chairman and Chief Executive Officer

Date: May 17, 2001                  /s/ Robert Chui
                                    ------------------------------------
                                    Robert Chui,
                                    Chief Financial Officer