Form 10QSB
period 2001-06-30
PHYSICAL SPA & FITNESS INC
filed 2001-08-14
CIK 1048055

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001.

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

Transitional Small Business Disclosure Format (check one) :
                              Yes          No   X
                                  ----        ----

                                TABLE OF CONTENTS

PART I  -  FINANCIAL INFORMATION                                    PAGE
                                                                    ----
   ITEM 1   -   FINANCIAL STATEMENTS

     Consolidated Statements of Operations                            1
     for the three months ended June
     30, 2001 and 2000 (Unaudited)

     Consolidated Balance Sheets at June 30, 2001                     2
     and December 31, 2000 (Unaudited)

     Consolidated Statements of Cash Flows                            3
     for the three months ended June 30,
     2001 and 2000 (Unaudited)

     Notes to Consolidated Financial Statements                       4

   ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS                  11
                OR PLAN OF OPERATION

PART II  -   OTHER INFORMATION

   ITEM 1   -   LEGAL PROCEEDINGS                                     15

   ITEM 2   -   CHANGE IN SECURITIES                                  15

   ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES                       15

   ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE                       15
                OF SECURITY HOLDERS

   ITEM 5   -   OTHER INFORMATION                                     15

   ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K                      15


                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
           FOR THE SIX MONTHS FROM JANUARY 1, 2000 TO JUNE 30, 2000
                      AND JANUARY 1, 2001 TO JUNE 30, 2001
                                                  (Amounts in thousands)

                                           Three months ended June 30             Six months ended June 30
                                           2000        2001       2001           2000        2001         2001
                                        ----------  ----------  ----------    ----------  ----------  ----------
                                           HK$         HK$         US$            HK$         HK$         US$

Operating Revenues
Fitness service                            47,396      69,050       8,852        90,996     125,154       16,045
Beauty treatments                          25,344      36,675       4,702        49,121      63,650        8,160
Others                                          -           -           -             1           -            -
                                        ----------  ----------  ----------    ----------  ----------  ----------

Total operating revenues                   72,740     105,725      13,554       140,118     188,804       24,205
                                        ----------  ----------  ----------    ----------  ----------  ----------

Operating Expenses
Salaries and commissions                   21,018      28,190       3,614        41,156      52,839        6,774
Rent and related expenses                  16,744      25,726       3,298        33,601      45,978        5,895
Depreciation                                9,310      14,588       1,870        18,658      26,716        3,425
Other selling and administrative
expenses                                   17,847      28,527       3,657        32,789      52,570        6,740
                                        ----------  ----------  ----------    ----------  ----------  ----------

Total operating expenses                   64,919      97,031      12,439       126,204     178,103       22,834
                                        ----------  ----------  ----------    ----------  ----------  ----------

Income from operations                      7,821       8,694       1,115        13,914      10,701        1,371
                                        ----------  ----------  ----------    ----------  ----------  ----------

Non-operating (income) expenses

Other (income), net                          (319)       (385)        (49)         (473)       (430)         (55)
Interest expenses                             767       1,425         183         1,739       2,472          317
                                        ----------  ----------  ----------    ----------  ----------  ----------


Total non-operating (income) expenses         448       1,040         134         1,266       2,042          262
                                        ----------  ----------  ----------    ----------  ----------  ----------

Income before income taxes and
minority interests                          7,373       7,654         981        12,648       8,659        1,109

Provision for income taxes                  1,347       2,436         312         2,406       3,487          447
                                        ----------  ----------  ----------    ----------  ----------  ----------

Income before minority interests            6,026       5,218         669        10,242       5,172          662

Minority interests                            545         841         108           672         978          125
                                        ----------  ----------  ----------    ----------  ----------  ----------

Net income                                  5,481       4,377         561         9,570       4,194          537
                                        ==========  ==========  ==========    ==========  ==========  ==========

Earnings per common share                    0.55        0.44        0.06          0.96        0.42         0.05
                                        ==========  ==========  ==========    ==========  ==========  ==========

Number of shares outstanding (in
thousands)                                 10,000      10,000      10,000        10,000      10,000       10,000
                                        ==========  ==========  ==========    ==========  ==========  ==========

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2001 or at any other certain rate.

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------
                       AUDITED CONSOLIDATED BALANCE SHEET
                       -----------------------------------
                             AS OF DECEMBER 31, 2000
                                       AND
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                              AS OF June 30, 2001
         (Amounts in thousands, except number of shares and share data)
                                                                                       As of
                                                               -------------------------------------------------------
                                                               December 31, 2000                  June 30, 2001
                                                                           HK$                HK$                US$
ASSETS

Current assets
Cash and cash equivalents                                                1,759              3,434                440
Trade receivables                                                        4,827             14,651              1,878
Rental and utility deposits                                             15,137             15,897              2,038
Prepayments to vendors and suppliers and other current assets            6,427              5,290                678
Inventories                                                              2,070              2,070                266
Due from related companies                                                 915                412                 53
Due from a stockholder                                                   2,108              5,397                692
                                                              -----------------  -----------------  -----------------

Total current assets                                                    33,243             47,151              6,045
                                                              -----------------  -----------------  -----------------

Bank deposits, collateralized                                            3,567              4,882                626
Prepayments for construction-in-progress                                 6,954                 57                  7
Property, plant and equipment, net                                     169,167            193,453             24,802
                                                              -----------------  -----------------  -----------------

Total assets                                                           212,931            245,543             31,480
                                                              =================  =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Short-term bank loans                                                    8,292              4,139                531
Long-term bank loans - current portion                                   7,685             10,028              1,286
Accounts payable and accrued expenses                                   23,618             19,832              2,543
Obligations under finance leases - current portion                       4,959              7,055                904
Deferred income - current portion                                       35,873             57,740              7,403
Deferred liabilities - current portion                                   4,177              4,010                514
Income taxes payable                                                       757              3,565                457
Taxes other than income                                                  3,316              3,347                429
                                                              -----------------  -----------------  -----------------

Total current liabilities                                               88,677            109,716             14,067
                                                              -----------------  -----------------  -----------------

Deferred income - non-current portion                                    1,957              6,671                855
Deferred liabilities -  non-current portion                              4,886              5,431                696
Long-term bank loans -  non-current portion                              8,104              6,484                831
Obligations under finance leases - non-current portion                   8,191             10,952              1,404
Deferred taxation                                                        6,312              6,312                809
Minority interests                                                       6,544              7,521                964

Stockholders' equity:
Common stock, par value US$0.001 each,
   100 million shares of stock authorized;
   10 million shares of stock issued and outstanding                        78                 78                 10
Cumulative translation adjustments                                         174                176                 23
Retained earnings                                                       88,008             92,202             11,821
                                                              -----------------  -----------------  -----------------

Total stockholders' equity                                              88,260             92,456             11,854
                                                              -----------------  -----------------  -----------------

Total liabilities and stockholders' equity                             212,931            245,543             31,480
                                                              =================  =================  =================

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2001 or at any other certain rate.


                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
           FOR THE SIX MONTHS FROM JANUARY 1, 2000 TO JUNE 30, 2000
                      AND JANUARY 1, 2001 TO JUNE 30, 2001

                                                                                           Six Months Ended June 30
                                                                                  ----------------------------------------------
                                                                                         2000           2001           2001
                                                                                          HK$            HK$            US$

Cash flows from operating activities:
Net income                                                                                9,570           4,194             537

Adjustments to reconcile net income to net cash provided by operating activities:
    Minority interests                                                                      672             978             125
    Depreciation                                                                         18,658          26,716           3,425
    Loss on disposal of property, plant and equipment                                       387             129              17
                                                                                  --------------  --------------  --------------
Changes in working capital:
    Trade receivables                                                                        38          (9,824)         (1,259)
    Deposits, prepayments and other current assets                                       (5,534)            377              48
    Inventories                                                                              (7)              -               -
    Due from related companies                                                            4,995             503              64
    Due from a stockholder                                                                3,415          (3,289)           (422)
    Accounts payable and accrued expenses                                                (8,770)         (3,786)           (485)
    Deferred income                                                                       5,568          26,581           3,408
    Deferred liabilities                                                                   (812)            378              48
    Income taxes payable                                                                   (993)          2,808             360
    Taxes other than income                                                                   9              31               4
    Deferred taxation                                                                         -               -               -
                                                                                  --------------  --------------  --------------

Net cash provided by operating activities                                                27,196          45,796           5,870
                                                                                  --------------  --------------  --------------

Cash flows from investing activities:
    Prepayments for construction-in-progress                                            (11,298)          6,897             884
    Acquisition of property, plant and equipment                                         (5,133)        (52,955)         (6,789)
    Sales proceeds from disposal of property, plant and equipment                         1,579           1,823             234
                                                                                  --------------  --------------  --------------

Net cash used in investing activities                                                   (14,852)        (44,235)         (5,671)
                                                                                  --------------  --------------  --------------

Cash flows from financing activities:
    Increase in bank deposits                                                                 -          (1,315)           (169)
    (Settlement) Proceeds of short-term bank loans                                       (6,809)         (4,153)           (532)
    Proceeds from long-term bank loans                                                    4,500           5,000             641
    Repayment of long-term bank loans                                                    (7,044)         (4,277)           (548)
    Assumption of finance lease obligations                                                   -           8,074           1,035
    Capital element of finance lease rental payments                                     (2,548)         (3,217)           (412)
                                                                                  --------------  --------------  --------------

Net cash provided by (used in) financing activities                                      (11,901)           112              15
                                                                                  --------------  --------------  --------------

Net increase in cash and cash equivalents                                                   443           1,673             214

Cash and cash equivalents at beginning of year                                            2,896           1,759             226

Cumulative translation adjustments                                                           42               2               -
                                                                                  --------------  --------------  --------------

Cash and cash equivalents at end of year                                                  3,381           3,434             440
                                                                                  ==============  ==============  ==============

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2001 or at any other certain rate.

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

              NOTES TO UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
              ----------------------------------------------------
           FOR THE SIX MONTHS FROM JANUARY 1, 2000 TO JUNE 30, 2000
                      AND JANUARY 1, 2001 TO JUNE 30, 2001

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

         The details of Physical Holdings and the Operating Subsidiaries and their principal activities as of the date of this report are summarized below:

                                                                                  EQUITY INTEREST
                                   DATE OF ACQUISITION /    PLACE OF                OWNED BY THE        PRINCIPAL
        NAME OF COMPANY            FORMATION                INCORPORATION             COMPANY           ACTIVITIES
                                                                                 Direct     Indirect
                                                                                 ------     --------
        Physical Holdings          March 8, 1996                  BVI             100%          -       Investment
                                                                                                        holding

        Ever Growth Limited        September 29, 1994             HK                -         100%      Property
          ("Ever Growth")                                                                               holding

        Physical Health Centre     December 1, 1998               HK                -         100%      Operating a
          (E House) Limited                                                                             Fitness Centre
          (formerly known as                                                                            in Hong Kong
          Global Resources
          Limited)

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

         (iv)      personal guarantees from the Principal Stockholder.

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

Overview of Company's Business:

         The Company, through its predecessor companies and its subsidiaries, has been an established commercial operator of fitness and spa centers in Hong Kong and China since 1986. The Company currently operates fourteen facilities: ten in Hong Kong and four in China. Management believes that the Company is one of the top providers of fitness facilities and spa and beauty treatment services in Hong Kong and China, with approximately 70,000 members. The Company offers to its customers, at each location, access to a wide range of U.S.- styled fitness and spa services.

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

RESULTS OF OPERATIONS

        The Company's revenues are derived from its two main lines of business of fitness and spa services in the following principal ways: admission fees and monthly subscription fees from the fitness customers, and the sale of beauty treatments and skin care products to the beauty patrons.

         In respect to fitness services, customers are invited to purchase a standard fitness card at a fee currently set at HK$800(US$103) for one person. The Hong Kong centers from times to times are launching promotion at a special fee of HK$300 (US$38). Each customer will also be charged a monthly due of HK$299 (US$38) for the usage of the fitness centers. In order to fully utilize the facilities, the Company grants a waiver of admission fees to off-peak customers.

         In respect to beauty services, the customers may purchase single treatment, or in packages of ten or more treatments, with quantity discounts available. There is a wide range of beauty treatments available at prices ranging from HK$400 (US$51) to HK$13,000 (US$1,670).

        The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

RESULTS OF OPERATIONS


                                                           Six Months Ended
                                                                 June 30
                                                            2000         2001
                                                        -----------  -----------

Operating Revenues                                          100.00%     100.00%

Total operating expenses                                     90.07%      94.33%

Operating income                                              9.93%       5.67%

Income before income taxes and minority
interests                                                     9.03%       4.59%

Provision for income and deferred taxes                       1.72%       1.85%

Minority interests                                            0.48%       0.52%

Net income                                                    6.83%       2.22%
                                                        ===========  ===========

SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED) COMPARED TO SIX MONTHS ENDED
JUNE 30, 2000 (UNAUDITED).
----------------------------------------------------------------------------

         OPERATING REVENUES. The Company's operating revenues showed the continuous growth in the first six months of 2001 as compared to the first six months of 2000. Operating revenues for the first six months of 2001 totaled HK$188,804,000 (US$24,205,000) compared to HK$140,118,000 (US$17,964,000) in the first six months of 2000, representing an increase of 35%. Operating revenues derived by the Company's fitness services increased 38% to HK$125,154,000 (US$16,045,000) compared to HK$90,996,000 (US$11,666,000) in the first six months of 2000. Fitness revenues as a percentage of total revenues were 66% in the first six months of 2001 as compared to 65% in the first six months of 2000.

         Operating revenues from the Company's beauty treatment business totaled HK$63,650,000 (US$8,160,000) compared to HK$49,121,000 (US$6,298,000) in the first six months of 2000, representing an increase of 30%. Beauty treatment revenues as a percentage of total revenues were 34% in the first six months of 2001 as compared to 35% in the first six months of 2000.

         Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$173,207,000 (US$22,205,000), or 92% of total operating revenues in the six months ended June 30, 2001 as compared to HK$132,082,000 (US$16,934,000) or 94%
of total operating revenues in the six months ended June 30, 2000.

         Operating revenues derived from the Company's China locations generated HK$15,597,000 (US$2,000,000), or 8% of total operating revenues in the six months ended June 30, 2001 as compared to HK$8,036,000 (US$1,030,000) or 6% of total operating revenues in the six months ended June 30, 2000.

         OPERATING EXPENSES. The Company's operating expenses for the first six months of 2001 totaled HK$178,103,000 (US$22,834,000) compared to HK$126,204,000
(US$16,180,000) in the first six months of 2000, representing an increase of 41%. Total operating expenses, after taking into account all corporate expenses, were 94% of total operating revenue as compared to 90% of last year. This reflects the additional costs incurred by the Company in following its business expansion plan.

         Operating expenses associated with the Company's Hong Kong locations were HK$159,091,000 (US$20,397,000) in the six months ended June 30, 2001, representing an increase of 37% as compared to HK$116,522,000 (US$14,939,000) in 2000. The increase was primarily due to additional expense of HK$13,008,000 (US$1,668,000) incurred by the Tuen Mun center which commenced operation in July 2000. The newly opened Elizabeth House center (April 2001) also reported a total expense of HK$15,009,000 (US$1,924,000) in the period under review. Moreover, additional marketing expenses of HK$2,400,000 (US$308,000) was incurred in association with a new installment program initiating in April 2001. Hong Kong operating expenses represented 89% of total operating expenses in the six months ended June 30, 2001 as compared to 92% in 2000.

         Operating expenses associated with the Company's China locations were HK$19,012,000 (US$2,437,000) in the six months ended June 30, 2001, representing an increase of 96% as compared to HK$9,682,000 (US$1,241,000) in 2000 primarily due to an additional expense of HK$8,468,000 (US$1,086,000) incurred by the Macau center which opened in October 2000. Operating expenses in China represented 11% of total operating expenses in the six months ended June 30, 2001 as compared to 8% in 2000.

         TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first six months of 2001 totaled HK$2,042,000 (US$262,000) compared to HK$1,266,000 (US$162,000) in the first six months of 2000. This represents an increase of 61% mainly due to higher interest costs incurred in the period.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the first six months of 2001 totaled HK$3,487,000 (US$447,000) compared to HK$2,406,000 (US$308,000) in the first six months of 2000, representing an increase of 45%. The effective tax rate of operating income was 40% as compared to 19% of last year.

         NET INCOME. The Company has generated a net income of HK$4,194,000 (US$537,000) for the first six months of 2001, compared to a net income of HK$9,570,000 (US$1,227,000) for the first six months of 2000, representing a decrease of 56%. The decrease reflects the additional overhead associated with the opening of new centers not yet recovered by their additional contribution.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions.

         Cash and cash equivalent balances for the respective periods ended June 30, 2001 and December 31, 2000 were HK$3,434,000 (US$440,000) and
HK$1,759,000 (US$226,000), while total indebtedness at June 30, 2001 was HK$38,658,000 (US$4,956,000) and HK$37,231,000 (US$4,773,000) at December 31,
2000.

         Net cash provided by operating activities were HK$76,854,000 (US$9,853,000) and 45,796,000 (US$5,870,000) for Fiscal Year 2000, and the
six-month period ended June 30, 2001, respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$78,127,000 (US$10,016,000) and HK$44,235,000 (US$5,671,000) for Fiscal Year 2000 and the six-month period ended June 30, 2001, primarily as a result of expenditures for property, plant and equipment. Net cash provided by financing activities, which mainly include proceeds from bank loans, net interest and repayment, were HK$81,000 (US$11,000) and HK$112,000 (US$15,000)) in Fiscal Year 2000 and the six-month period ended June 30, 2001, respectively.

         The Company's long-term loans bear interest rates varying from 7% to 9.25% per annum. The total balance outstanding as of June 30, 2001 on such loans was HK$16,512,000 (US$2,117,000). The last repayment on the loans is due in 2006. The Company also had various banking facilities available from financial institutions amounting to approximately HK$16,200,000 (US$2,077,000). These facilities were secured by certain leasehold property in Hong Kong owned by the Company's subsidiary (Ever Growth Limited), fixed deposits owned by the Company's subsidiaries (Physical Health Centre Hong Kong Limited, Physical Health Centre (TST) Limited and Physical Health Centre (Tsuen Wan) Limited), related company and personal guarantees from Mr. Luk, respectively.

         Consistent with the general practice of the fitness and spa industry, the Company receives prepaid monthly dues to fitness facilities, which are non-refundable, and spa treatment dues from its customers. This practice creates working capital that the Company generally utilizes for working capital purposes. However, the unused portion of the pre-paid monthly dues and spa treatment dues is characterized as deferred income, a liability, for accounting purposes.

         The Company's trade receivable balance at June 30, 2001, was HK$14,651,000 (US$1,878,000) which is mainly due by banks for the new installment program. The program allows the holders of credit cards issued by certain banks to purchase the Company's fitness and beauty services with the said cards and then enjoy the 12-month interest-free payment by installment arrangements with the banks. The Company offers credit terms varying from 7 days to 14 days to the banks for settlement of the full purchase amounts. The Company has never experienced any significant problems with collection of accounts receivable from its customers.

         Capital expenditure for Fiscal Year 2000, and the six-month period ended June 30, 2001, were HK$71,934,000 (US$9,222,000) and HK$52,955,000
(US$6,789,000) respectively. The Company believes that cash flow generated from its operations and its existing credit facilities should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months.

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

                                    PHYSICAL SPA & FITNESS INC.
                                    (Registrant)

Date: August 10, 2001                  /s/Ngai Keung Luk
                                    ------------------------------------
                                    Ngai Keung Luk,
                                    Chairman and Chief Executive Officer

Date: August 10, 2001                  /s/ Robert Chui
                                    ------------------------------------
                                    Robert Chui,
                                    Chief Financial Officer