Form 10-Q
period 2001-09-30
PHYSICAL SPA & FITNESS INC
filed 2001-11-14
CIK 1048055

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dated : September 30, 2001, 10,000,000 shares.

Transitional Small Business Disclosure Format (check one) :
                              Yes          No   X
                                  ----        ----

                                TABLE OF CONTENTS

PART I  -  FINANCIAL INFORMATION                                    PAGE
                                                                    ----
   ITEM 1   -   FINANCIAL STATEMENTS

     Consolidated Statements of Operations                            1
     for the three-month and nine-month period ended September 30, 2001 and 2000 (Unaudited)

     Consolidated Balance Sheets at September 30, 2001                2
     and December 31, 2000 (Unaudited)

     Consolidated Statements of Cash Flows                            3
     for the nine-month periods ended
     September 30, 2001 and 2000 (Unaudited)

     Notes to Financial Statements                                    4

   ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF               7
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II  -   OTHER INFORMATION

   ITEM 1   -   LEGAL PROCEEDINGS                                     12

   ITEM 2   -   CHANGE IN SECURITIES                                  12

   ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES                       12

   ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE                       12
                OF SECURITY HOLDERS

   ITEM 5   -   OTHER INFORMATION                                     12

   ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K                      12


                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                                  (Amounts in thousands)

                                         Three months ended September 30      Nine months ended September 30
                                           2000        2001       2001           2000        2001         2001
                                        ----------  ----------  ----------    ----------  ----------  ----------
                                           HK$         HK$         US$            HK$         HK$         US$

Operating Revenues
Fitness service                            54,985      77,973       9,997       145,981     203,127       26,042
Beauty treatments                          28,132      28,941       3,710        77,253      92,591       11,871
Others                                          -           -           -             1           -            -
                                        ----------  ----------  ----------    ----------  ----------  ----------

Total operating revenues                   83,117     106,914      13,707       223,235     295,718       37,913
                                        ----------  ----------  ----------    ----------  ----------  ----------

Operating Expenses
Salaries and commissions                   23,666      32,121       4,118        64,822      84,960       10,892
Rent and related expenses                  18,341      23,732       3,043        51,942      69,710        8,938
Depreciation                               10,433      14,923       1,913        29,091      41,639        5,338
Other selling and administrative
expenses                                   23,308      25,754       3,302        56,097      78,324       10,042
                                        ----------  ----------  ----------    ----------  ----------  ----------

Total operating expenses                   75,748      96,530      12,376       201,952     274,633       35,210
                                        ----------  ----------  ----------    ----------  ----------  ----------

Income from operations                      7,369      10,384       1,331        21,283      21,085        2,703
                                        ----------  ----------  ----------    ----------  ----------  ----------

Non-operating (income) expenses

Other (income), net                          (124)       (171)        (22)         (597)       (601)         (77)
Interest expenses                             652         944         121         2,391       3,416          438
                                        ----------  ----------  ----------    ----------  ----------  ----------


Total non-operating (income) expenses         528         773          99         1,794       2,815          361
                                        ----------  ----------  ----------    ----------  ----------  ----------

Income before income taxes and
minority interests                          6,841       9,611       1,232        19,489      18,270        2,342

Provision for income taxes                  1,756       1,756         225         4,162       5,243          672
                                        ----------  ----------  ----------    ----------  ----------  ----------

Income before minority interests            5,085       7,855       1,007        15,327      13,027        1,670

Minority interests                           (97)         466          60           575       1,444          185
                                        ----------  ----------  ----------    ----------  ----------  ----------

Net income                                  5,182       7,389         947        14,752      11,583        1,485
                                        ==========  ==========  ==========    ==========  ==========  ==========

Earnings per common share                    0.52        0.74        0.09          1.48        1.16         0.15
                                        ==========  ==========  ==========    ==========  ==========  ==========

Number of shares outstanding (in
thousands)                                 10,000      10,000      10,000        10,000      10,000       10,000
                                        ==========  ==========  ==========    ==========  ==========  ==========

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2001 or at any other certain rate.

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------
                       AUDITED CONSOLIDATED BALANCE SHEET
                       -----------------------------------
                             AS OF DECEMBER 31, 2000
                                       AND
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                              AS OF SEPTEMBER 30, 2001
         (Amounts in thousands, except number of shares and share data)

                                                                                       As of
                                                               -------------------------------------------------------
                                                               December 31, 2000                September 30, 2001
                                                                           HK$                HK$                US$
ASSETS

Current assets
Cash and cash equivalents                                                1,759             16,343              2,095
Trade receivables                                                        4,827             10,117              1,297
Rental and utility deposits                                             15,137             17,507              2,244
Prepayments to vendors and suppliers and other current assets            6,427              8,262              1,059
Inventories                                                              2,070              2,068                266
Due from related companies                                                 915                  -                  -
Due from a stockholder                                                   2,108             11,416              1,464
                                                              -----------------  -----------------  -----------------

Total current assets                                                    33,243             65,713              8,425
                                                              -----------------  -----------------  -----------------

Bank deposits, collateralized                                            3,567              4,940                633
Prepayments for construction-in-progress                                 6,954              1,401                180
Property, plant and equipment, net                                     169,167            181,005             23,206
                                                              -----------------  -----------------  -----------------

Total assets                                                           212,931            253,059             32,444
                                                              =================  =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Short-term bank loans                                                    8,292              2,665                342
Long-term bank loans - current portion                                   7,685              9,611              1,232
Accounts payable and accrued expenses                                   23,618             15,425              1,978
Obligations under finance leases - current portion                       4,959              6,466                829
Deferred income - current portion                                       35,873             66,982              8,587
Deferred liabilities - current portion                                   4,177              4,001                513
Income taxes payable                                                       757              4,919                631
Taxes other than income                                                  3,316              3,357                430
                                                              -----------------  -----------------  -----------------

Total current liabilities                                               88,677            113,426             14,542
                                                              -----------------  -----------------  -----------------

Deferred income - non-current portion                                    1,957              6,291                807
Deferred liabilities -  non-current portion                              4,886              5,132                658
Long-term bank loans -  non-current portion                              8,104              4,418                566
Obligations under finance leases - non-current portion                   8,191              9,648              1,237
Deferred taxation                                                        6,312              6,312                809
Minority interests                                                       6,544              7,988              1,024

Stockholders' equity:
Common stock, par value US$0.001 each,
   100 million shares of stock authorized;
   10 million shares of stock issued and outstanding                        78                 78                 10
Cumulative translation adjustments                                         174                175                 22
Retained earnings                                                       88,008             99,591             12,769
                                                              -----------------  -----------------  -----------------

Total stockholders' equity                                              88,260             99,844             12,801
                                                              -----------------  -----------------  -----------------

Total liabilities and stockholders' equity                             212,931            253,059             32,444
                                                              =================  =================  =================

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2001 or at any other certain rate.


                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
           FOR THE NINE MONTHS FROM JANUARY 1, 2000 TO SEPTEMBER 30, 2000
                      AND JANUARY 1, 2001 TO SEPTEMBER 30, 2001

                                                                                           Nine Months Ended September 30
                                                                                  ----------------------------------------------
                                                                                         2000           2001           2001
                                                                                          HK$            HK$            US$

Cash flows from operating activities:
Net income                                                                               14,752          11,583           1,485

Adjustments to reconcile net income to net cash provided by operating activities:
    Minority interests                                                                      575           1,444             185
    Depreciation                                                                         29,091          41,639           5,338
    Loss on disposal of property, plant and equipment                                       486             910             117
    Goodwill on acquisition of subsidiaries                                               1,115               -               -
                                                                                  --------------  --------------  --------------
Changes in working capital:
    Trade receivables                                                                      (334)         (5,290)           (678)
    Deposits, prepayments and other current assets                                       (2,861)         (4,205)           (539)
    Inventories                                                                              (1)              2               -
    Due from related companies                                                            4,793             915             117
    Due from a stockholder                                                                3,476          (9,308)         (1,193)
    Accounts payable and accrued expenses                                                (2,131)         (8,193)         (1,050)
    Deferred income                                                                       8,810          35,443           4,544
    Deferred liabilities                                                                 (1,561)             70               9
    Income taxes payable                                                                 (1,083)          4,162             534
    Taxes other than income                                                                  13              41               5
    Deferred taxation                                                                         -               -               -
                                                                                  --------------  --------------  --------------

Net cash provided by operating activities                                                55,140          69,213           8,874
                                                                                  --------------  --------------  --------------

Cash flows from investing activities:
    Prepayments for construction-in-progress                                            (11,517)          5,553             712
    Acquisition of property, plant and equipment                                        (29,781)        (54,448)         (6,982)
    Acquisition of subsidiaries                                                          (1,300)              -               -
    Sales proceeds from disposal of property, plant and equipment                         1,987              62               8
                                                                                  --------------  --------------  --------------

Net cash used in investing activities                                                   (40,611)        (48,833)         (6,262)
                                                                                  --------------  --------------  --------------

Cash flows from financing activities:
    Increase in bank deposits                                                                 -          (1,373)           (176)
    Settlement of short-term bank loans                                                  (4,293)         (5,627)           (721)
    Proceeds from long-term bank loans                                                    7,000           5,000             641
    Repayment of long-term bank loans                                                    (7,604)         (6,759)           (867)
    Assumption of finance lease obligations                                                   -           8,074           1,035
    Capital element of finance lease rental payments                                     (3,747)         (5,111)           (655)
    Repayment of loans from minority stockholders of subsidiaries                        (4,200)              -               -
                                                                                  --------------  --------------  --------------

Net cash used in financing activities                                                   (12,844)        ( 5,796)           (743)
                                                                                  --------------  --------------  --------------

Net increase in cash and cash equivalents                                                 1,685          14,584           1,869

Cash and cash equivalents at beginning of period                                          2,896           1,759             226

Cumulative translation adjustments                                                           47               -               -
                                                                                  --------------  --------------  --------------

Cash and cash equivalents at end of period                                                4,628          16,343           2,095
                                                                                  ==============  ==============  ==============

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2001 or at any other certain rate.

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                           NOTES TO FINANCIAL STATEMENTS
             -----------------------------------------------------
            (Amounts in thousands, except share and per share data)


1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Physical Spa & Fitness Inc. ("the Company") and the subsidiaries that it controls. The Company, through its subsidiaries, operates fitness and spa/beauty centers in Hong Kong and China. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


2.       PREPARATION OF FINANCIAL STATEMENTS

         The Group has a negative working capital of HK$55,434 and HK$47,713 as of December 31, 2000 and September 30, 2001. These conditions raise doubt about the Group's ability to continue as a going concern.

         Continuation of the group as a going concern is dependent upon obtaining additional working captial and attaining profitable operations in the future. The Principal Stockholder has undertaken to make available adequate funds to the Group as and when required to maintain the Group as a going concern. As a result, the financial statements have been prepared in conformity with the principles applicable to a going concern.


3.       NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued FIN No. 141, "Business combinations" and FIN No. 142, "Goodwill and other intangible assets". FIN No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FIN No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FIN No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FIN No. 142. FIN No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with FIN No. 121, "Accounting for the impairment of long-lived assets and long-lived assets to be disposed of". The provisions of FIN No. 141 are effective immediately, except with regard to business combinations initiated prior to July 1, 2001. FIN No. 142 will be effective as of January 1, 2002. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized prior to the adoption of FIN No. 142. The Company is currently evaluating the effect that the adoption of FIN No. 141 and FIN No. 142 will have on its results of operations and its financial position.

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                           NOTES TO FINANCIAL STATEMENTS
             -----------------------------------------------------
            (Amounts in thousands, except share and per share data)


3.      REPORT ON SEGMENT INFORMATION

         The Group's operations are classified into two reportable business segments: provision of physical fitness and beauty treatment services. Each separately managed segment offers different products requiring different marketing and distribution strategies.

         Information concerning consolidated operations by business segment and geographic area is presented in the tables below and on the following pages:

         CONSOLIDATED OPERATIONS BY BUSINESS SEGMENT

                                                   THREE MONTHS ENDED SEPTEMBER 30   NINE MONTHS ENDED SEPTEMBER 30
                                                   -------------------------------  ------------------------------
                                                         2000           2001           2000           2001
                                                          HK$            HK$            HK$            HK$
         Operating revenues
             - Physical fitness                          54,985         77,973        145,981         203,127
             - Beauty treatments                         28,132         28,941         77,253          92,591
             - Others                                         -              -              1               -
                                                     -----------    -----------    -----------     -----------

                                                         83,117        106,914        223,235         295,718
                                                     ===========    ===========    ===========     ===========

         Operating profit
             - Physical fitness                           4,872          7,054         11,212           8,609
             - Beauty treatments                            310            335          3,540           2,974
             - Others                                         -              -              -               -
                                                     -----------    -----------    -----------     -----------

                                                          5,182          7,389         14,752          11,583
                                                     ===========    ===========    ===========     ===========

         Depreciation
             - Physical fitness                           3,666         11,734         16,338          32,053
             - Beauty treatments                          6,767          3,189         12,753           9,586
                                                     -----------    -----------    -----------     -----------

                                                         10,433         14,923         29,091          41,639
                                                     ===========    ===========    ===========     ===========

         Total assets
             - Physical fitness                           5,006          5,938        104,663         194,855
             - Beauty treatments                          9,296          1,578         89,157          58,204
                                                     -----------    -----------    -----------     -----------

                                                         14,302          7,516        193,821         253,059
                                                     ===========    ===========    ===========     ===========

         Property, plant and equipment additions
             - Physical fitness                          21,850          2,491         25,426          50,808
             - Beauty treatments                          4,099          1,076          5,655           5,714
                                                     -----------    -----------    -----------     -----------

                                                         25,949          3,567         31,081          56,522
                                                     ===========    ===========    ===========     ===========



                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                           NOTES TO FINANCIAL STATEMENTS
             -----------------------------------------------------
            (Amounts in thousands, except share and per share data)


3.      REPORT ON SEGMENT INFORMATION (CONTINUED)

         CONSOLIDATED OPERATIONS BY GEOGRAPHIC AREA
                                          THREE MONTHS ENDED SEPTEMBER 30   NINE MONTHS ENDED SEPTEMBER 30
                                           -------------------------------  ------------------------------
                                                 2000           2001           2000           2001
                                                  HK$            HK$            HK$            HK$
         Operating revenues
             - Hong Kong                       78,475         98,518        210,557         271,724
             - PRC                              4,642          8,396         12,678          23,994
                                           -----------    -----------    -----------    -----------

                                               83,117        106,914        223,235         295,718
                                           ===========    ===========    ===========    ===========

         Operating profit (loss)
             - Hong Kong                        7,398         11,374         20,004          21,006
             - PRC                             (1,584)        (3,111)        (3,135)         (6,314)

         Interest income                           20             71            275             307
         Interest expenses                       (652)          (945)        (2,392)         (3,416)
                                           -----------    -----------    -----------    -----------

         Net income                             5,182          7,389         14,752          11,583
                                           ===========    ===========    ===========    ===========

         Segment assets
             - Hong Kong                        5,006          9,193        104,663         194,855
             - PRC                              9,296         (1,677)        89,157          58,204
                                           -----------    -----------    -----------    -----------

                                               14,302          7,516        193,820         253,059
                                           ===========    ===========    ===========    ===========


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

Overview of Company's Business:

         The Company, through its predecessor companies and its subsidiaries, has been an established commercial operator of fitness and spa centers in Hong Kong and China since 1986. The Company currently operates fourteen facilities: ten in Hong Kong and four in China. Management believes that the Company is one of the top providers of fitness facilities and spa and beauty treatment services in Hong Kong and China, with approximately 70,000 customers. The Company offers to its customers, at each location, access to a wide range of U.S.- styled fitness and spa services.

          The Company was incorporated on September 21, 1988 in the state of Delaware under the name of "Foreclosed Realty Exchange, Inc", a development stage company seeking acquisitions with no material assets or liabilities. Prior to acquisition of Physical Beauty & Fitness Holdings Limited, a British Virgin Islands corporation ("Physical Limited"), the Company had no revenue producing operations, but planned to enter into joint ventures and/or acquisitions originally in the area of real estate, to expand its operations. In October, 1996, the Company closed a transaction with Ngai Keung Luk ("Mr. Luk"), a 100% shareholder of Physical Limited, whereby the Company entered into a Share Exchange Agreement with Mr. Luk, pursuant to which the Company issued 8,000,000 pre-split (6,000,000 post-split) shares of its Common Stock to Mr. Luk in exchange for all of the outstanding shares of Physical Limited (the "Closing"). At the closing, the then current management of the Company resigned and was replaced by the current management of the Company.

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

RESULTS OF OPERATIONS


                                                 Three Months Ended          Nine Months Ended
                                                     September 30              September 30
                                                 2000          2001           2000         2001
                                              -----------  -----------    -----------  -----------
Operating Revenues                              100.00%     100.00%           100.00%     100.00%

Total operating expenses                         91.13%      90.29%            90.47%      92.87%

Operating income                                  8.87%       9.71%             9.53%       7.13%

Income before income taxes and minority
interests                                         8.23%       8.99%             8.73%       6.18%

Provision for income and deferred taxes           2.11%       1.64%             1.86%       1.77%

Minority interests                               (0.12%)      0.44%             0.26%       0.49%

Net income                                        6.23%       6.91%             6.61%       3.92%
                                           ===========  ===========       ===========  ==========

THREE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED).
----------------------------------------------------------------------------

         OPERATING REVENUES. The Company's operating revenues increased 29% to HK$106,914,000 (US$13,707,000)in the third quarter of 2001 as compared to HK$83,117,000 (US$10,656,000)of last year. With the opening of the Macau center and Elizabeth House center in October 2000 and April 2001 respectively (both of which are solely providing fitness services), operating revenues derived by the Company's fitness services increased 42% to HK$77,973,000 (US$9,997,000) compared to HK$54,985,000 (US$7,049,000) of the same period last year. This represents an increase of 42% in fitness revenues which constituted 73% of total revenues as compared to 66% of last year.

         Operating revenues from the Company's beauty treatment business totaled HK$28,941,000 (US$3,710,000) compared to HK$28,132,000 (US$3,607,000) in the third quarter of 2000, representing a moderate increase of 3%. Beauty treatment revenues as a percentage of total revenues fell from 34% to 27% relative to fitness revenues in the third quarter of 2001 as compared to 2000.

         Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$98,518,000 (US$12,631,000), or 92% of total operating revenues in the third quarter of 2001 as compared to HK$78,475,000 (US$10,061,000) or 94% of total operating revenues in 2000.

         Operating revenues derived from the Company's China locations generated HK$8,396,000 (US$1,076,000), or 8% of total operating revenues in the third quarter of 2001 as compared to HK$4,642,000 (US$595,000) or 6% of last year. The higher percentage was due to the opening of Macau center in October, 2000.

         OPERATING EXPENSES. The Company's operating expenses for the third quarter of 2001 totaled HK$96,530,000 (US$12,376,000) compared to HK$75,748,000
(US$9,711,000) in 2000, representing an increase of 27%. Total operating expenses, after taking into account all corporate expenses, were 90% of total operating revenue as compared to 91% of last year. This reflects the Company's effort in cost control whilst following its business expansion plan.

         Operating expenses associated with the Company's Hong Kong locations were HK$85,111,000 (US$10,912,000) in the third quarter of 2001, representing an increase of 22% as compared to HK$69,483,000 (US$8,908,000) in 2000. The increase was primarily due to additional expense of HK$12,815,000 (US$1,643,000) incurred by the Elizabeth House center which has not yet commenced operation in the corresponding period of last year. Moreover, additional marketing expenses of HK$2,349,000 (US$301,000) was incurred in association with a new installment program initiating in April 2001. Hong Kong operating expenses represented 88% of total operating expenses in the third quarter of 2001 as compared to 92% in 2000.

         Operating expenses associated with the Company's China locations were HK$11,419,000 (US$1,464,000) in the third quarter of 2001, representing an increase of 82% as compared to HK$6,265,000 (US$803,000) in 2000 primarily due to an additional expense of HK$4,526,000 (US$580,000) incurred by the Macau center which opened in October 2000. Operating expenses in China represented 12% of total operating expenses in the third quarter of 2001 as compared to 8% of the same period last year.

         TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the third quarter of 2001 totaled HK$773,000 (US$99,000) compared to HK$528,000 (US$68,000) in 2000. This represents an increase of 46% mainly due to higher interest costs in respect of a banking facility of HK$10 million (US$1.3 million) not yet available in the same period of last year.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the third quarter of 2001 totaled HK$1,756,000 (US$225,000), same as last year. The effective tax rate of operating income, however, reduced from 26% to 18%, compared with last year due to an over-provision for income taxes in the previous quarter being absorbed.

         NET INCOME. The Company has generated a net income of HK$7,389,000 (US$947,000) for the third quarter of 2001, compared to a net income of HK$5,182,000 (US$664,000) for 2000, representing an increase of 43%. The increase resulted from the customers' favorable response towards the Company's enhanced facilities and promotional activities despite adverse economic environment in Hong Kong.


NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED).
----------------------------------------------------------------------------

         OPERATING REVENUES. The Company's operating revenues showed the continuous growth in the first nine months of 2001 as compared to the first nine months of 2000. Operating revenues for the first nine months of 2001 totaled HK$295,718,000 (US$37,913,000) compared to HK$223,235,000 (US$28,620,000) of last year, representing an increase of 32%. Operating revenues derived by the Company's fitness services increased 39% to HK$203,127,000 (US$26,042,000) compared to HK$145,981,000 (US$18,716,000) in 2000. Fitness revenues as a percentage of total revenues were 69% in the first nine months of 2001 as compared to 65% in the same period last year.

         Operating revenues from the Company's beauty treatment business totaled HK$92,591,000 (US$11,871,000) in the first nine months of 2001 compared to HK$77,253,000 (US$9,904,000) of last year, representing an increase of 20%. Beauty treatment revenues as a percentage of total revenues were 31% in the first nine months of 2001 as compared to 35% in the first nine months of 2000.

         Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$271,724,000 (US$34,837,000), or 92% of total operating revenues in the nine months ended September 30, 2001 as compared to HK$210,557,000 (US$26,995,000) or 94% of total operating revenues in the nine months ended September 30, 2000.

         Operating revenues derived from the Company's China locations generated HK$23,994,000 (US$3,076,000), or 8% of total operating revenues in the nine months ended September 30, 2001 as compared to HK$12,678,000 (US$1,625,000) or 6% of total operating revenues in the nine months ended September 30, 2000.

         OPERATING EXPENSES. The Company's operating expenses for the first nine months of 2001 totaled HK$274,633,000 (US$35,210,000) compared to HK$201,952,000
(US$25,891,000) in the first nine months of 2000, representing an increase of 36%. Total operating expenses, after taking into account all corporate expenses, were 93% of total operating revenue as compared to 90% of last year. This reflects the additional costs incurred by the new centers during the period under review.

         Operating expenses associated with the Company's Hong Kong locations were HK$244,202,000 (US$31,308,000) in the nine months ended September 30, 2001, representing an increase of 31% as compared to HK$186,006,000 (US$23,847,000) in 2000. The increase was primarily due to additional expense of HK$19,280,000 (US$2,472,000) incurred by the Tuen Mun center which commenced operation in July 2000. The newly opened Elizabeth House center (April 2001) also reported a total expense of HK$27,824,000 (US$3,567,000) in the period under review. Moreover, additional marketing expenses of HK$4,749,000 (US$609,000) was incurred in association with a new installment program initiating in April 2001. Hong Kong operating expenses represented 89% of total operating expenses in the nine months ended September 30, 2001 as compared to 92% in 2000.

         Operating expenses associated with the Company's China locations were HK$30,431,000 (US$3,901,000) in the nine months ended September 30, 2001, representing an increase of 91% as compared to HK$15,946,000 (US$2,044,000) in 2000 primarily due to an additional expense of HK$12,993,000 (US$1,666,000) incurred by the Macau center which opened in October 2000. Operating expenses in China represented 11% of total operating expenses in the nine months ended September 30, 2001 as compared to 8% in 2000.

         TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first nine months of 2001 totaled HK$2,815,000 (US$361,000) compared to HK$1,794,000 (US$230,000) in the first nine months of 2000. This represents an increase of 57% mainly due to higher average level of debt outstanding during the 2001 period as compared to 2000.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the first nine months of 2001 totaled HK$5,243,000 (US$672,000) compared to HK$4,162,000 (US$534,000) in the first nine months of 2000, representing an increase of 26%. The effective tax rate of operating income was 29% as compared to 21% of last year.

         NET INCOME. The Company reported a net income of HK$11,583,000 (US$1,485,000) for the first nine months of 2001, compared to a net income of HK$14,752,000 (US$1,891,000) for the first nine months of 2000, representing a decrease of 21%. The decrease reflects the additional overhead associated with the opening of new centers not yet recovered by their additional contribution. The situation has, however, improved in the third quarter of the year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions.

         Cash and cash equivalent balances for the respective periods ended September 30, 2001 and December 31, 2000 were HK$16,343,000 (US$2,095,000) and
HK$1,759,000 (US$226,000), while total indebtedness at September 30, 2001 was HK$32,808,000 (US$4,206,000) and HK$37,231,000 (US$4,773,000) at December 31,
2000.

         Net cash provided by operating activities were HK$76,854,000 (US$9,853,000) and 69,213,000 (US$8,874,000) for Fiscal Year 2000, and the
nine-month period ended September 30, 2001, respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$78,127,000 (US$10,016,000) and HK$48,833,000 (US$6,262,000) for Fiscal Year 2000 and the nine-month period ended September 30, 2001, primarily as a result of expenditures for property, plant and equipment. Net cash used in financing activities, which mainly include proceeds from bank loans, net interest and repayment, were HK$81,000 (US$11,000) and HK$5,796,000 (US$743,000) in Fiscal Year 2000 and the nine-month period ended September 30, 2001, respectively.

         The Company's long-term loans bear interest rates varying from 5.75% to 8% per annum. The total balance outstanding as of September 30, 2001 on such loans was HK$14,029,000 (US$1,798,000). The last repayment on the loans is due in 2006. The Company also had various banking facilities available from financial institutions amounting to approximately HK$16,200,000 (US$2,077,000). These facilities were secured by certain leasehold property in Hong Kong owned by the Company's subsidiary (Ever Growth Limited), fixed deposits owned by the Company's subsidiaries (Physical Health Centre Hong Kong Limited, Physical Health Centre (TST) Limited and Physical Health Centre (Tsuen Wan) Limited), related company and personal guarantees from Mr. Luk, respectively.

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

         The Company's trade receivable balance at September 30, 2001, was HK$10,117,000 (US$1,297,000) which is mainly due by banks for the new installment program. The program allows the holders of credit cards issued by certain banks to purchase the Company's fitness and beauty services with the said cards and then enjoy the 12-month interest-free payment by installment arrangements with the banks. The Company offers credit terms varying from 7 days to 14 days to the banks for settlement of the full purchase amounts. The Company has never experienced any significant problems with collection of accounts receivable from its customers. No provision for doubtful receivables is therefore made for the period under review.

         Capital expenditure for Fiscal Year 2000, and the nine-month period ended September 30, 2001, were HK$71,934,000 (US$9,222,000) and HK$54,448,000
(US$6,982,000) respectively. The Company believes that cash flow generated from its operations and its existing credit facilities should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months.

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

                                    PHYSICAL SPA & FITNESS INC.
                                    (Registrant)

Date: November 12, 2001             /s/ Ngai Keung Luk
                                    ------------------------------------
                                    Ngai Keung Luk,
                                    Chairman and Chief Executive Officer

Date: November 12, 2001             /s/ Robert Chui
                                    ------------------------------------
                                    Robert Chui,
                                    Chief Financial Officer