Form 10-K
period 2001-12-31
PHYSICAL SPA & FITNESS INC
filed 2002-04-15
CIK 1048055

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from ____________________ to ____________________

                          Commission file number 026573
                                                ------

                          PHYSICAL SPA & FITNESS INC.
--------------------------------------------------------------------------------
                     (Exact name of issuer in its charter)

           DELAWARE                                       98-0203281
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                       40/F., NatWest Tower, Times Square,
                       No. 1 Matheson Street, Causeway Bay
                                  Hong Kong                   Not applicable
--------------------------------------------------------------------------------
              (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:       852 2917-0000
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                           YES [X]   NO  [ ]

         Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State issuer's revenues for its most recent fiscal year: $50,269,000

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2001 was $140,000 based upon the average of the last available bid and asked price of the Common Stock of $0.07 as of December, 2001.

         The number of shares outstanding of the registrant's classes of common stock as of December 31, 2001: Common Stock, $.001 Par Value, 10,000,000 shares

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

ITEM 1.  BUSINESS

BACKGROUND OF THE COMPANY

        Physical Spa & Fitness Inc. (the "Company"), through its subsidiaries, operates fitness and spa centers in Hong Kong and the People's Republic of China ("China" or the "PRC"). The Company currently operates sixteen facilities: twelve in Hong Kong and four in China (including one in Macau) under the name "PHYSICAL", with the exception of Renaissance Beauty Centre (see "Company Organization"). All of the Company's operations, including the operating of the fitness and spa centers, property holding, investment holding and other corporate activities are conducted through the Company's wholly-owned or majority-owned subsidiaries or joint ventures (see "Business of the Company Organization"). The fitness and spa centers in Hong Kong are operated by the Company's subsidiaries. Physical Health Centre Hong Kong Limited, a Hong Kong corporation and a majority (91.4%) owned subsidiary of the Company, operates the following centers in Hong Kong: Causeway Bay, Tsimshatsui, Shatin, Mei Foo and Kowloon City. Another five wholly owned subsidiaries of the Company, Physical Health Centre (Tsuen Wan) Limited, Physical Health Center (TST) Limited, Physical Health Centre (Tuen Mun) Limited, Physical Health Centre (E House) Limited (formerly known as Global Resources Limited), and Physical Beauty Centre (Central) Limited respectively operates the Tsuen Wan Centre (opened in July,
1998), the Sheraton Hotel center (opened in July, 1999), the Tuen Mun Centre (opened in July, 2000), the Elizabeth House Centre (opened in April, 2001), and the Wing On Centre (opened in April, 2002). All of these companies are Hong Kong corporations. Renaissance Beauty Centre is operated by Supreme Resources Limited, which was previously a majority (70%) owned subsidiary of the Company and became a wholly-owned subsidiary in 2000. Supreme Resources Limited is also a Hong Kong corporation.

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

        The Company provides its customers, at each location, with access to a wide range of U.S.- styled fitness and spa services. The Company offers to its customers the fitness cards for the use of its fitness facilities, which include extensive aerobics programs, personalized training, cardiovascular conditioning and strength training. The facilities are equipped with the latest Western exercise equipment, including Life Fitness, Cybex, Flex and Precor. Spa and beauty treatment services are provided to both customers and visitors, and include skin care and facial treatments, massage, spa relaxation programs and weight-management programs. The Company also sells at the facilities a variety of exercise clothing and European beauty products. Based on the number of the Company's customers, management believes that the Company is among the top providers of fitness, exercise, and spa/beauty treatment services in Hong Kong and China, with approximately 80,000 customers.

        The Company's strategy is to provide a one-stop fitness and beauty center for its customers. With the exception of the Mei Foo and Elizabeth House locations in Hong Kong and Xu Hui in Shanghai location, all other facilities in Hong Kong and China are exclusively for women. Management believes that the Company's strong market presence in Hong Kong and its successful entrance into China's market is a result of its strategy of combining fitness and beauty services in a single facility that offers state-of-the-art exercise equipment, high quality beauty treatments and professional staff.

        The Company believes that it is one of the first companies to provide Western fitness and spa services in China. In 1994, the predecessor companies of Physical Beauty & Fitness Holdings Limited, a British Virgin Islands corporation ("Physical Limited"), the holding company of the Company's subsidiaries, began a process of expansion into targeted market segments in China. In 1994, the Company through Shanghai Joint Venture opened the Company's first China operation in Huangpu, Shanghai, with a fitness center comprising of approximately 15,000 square feet to provide fitness and spa treatment facilities. Another center of similar size was opened in Hongqiao, Shanghai in September 1995, through Shanghai Joint Venture. The Hongqiao outlet was relocated to Xu Hui with enhanced facilities in early March, 2001. A third China operation in Dalian commenced in April 1996 and is conducted through Dalian Joint Venture. See "Business of the Company - Organization". The Company's facilities in China are operated under the trade name "Physical", and the Company registered a servicemark under that name in Chinese language, which precludes others from the use of the same name. See "Business of the Company - Trademarks and Trade Names".

        In the opinion of the Company's management, current competition in China is becoming keen as the fitness and spa industry has attained its growth stage with increased new entrants from both domestic and global market. The Company expects that rising consumer incomes, increasing health awareness and growing access to foreign goods and trends, should continue to create increased demand for fitness and spa services in China. In 1996, the Company (through its subsidiaries) entered into two additional joint ventures in Zhongshan (Zhongshan Joint Venture) and Shenzhen (Shenzhen Joint Venture), China, however, such joint ventures have not commenced any operations yet. The Company explores the possibilities of opening the centers in Zhongshan and Shenzhen in the future, however, there can be no assurances given that such joint ventures will start operations or that such centers will be opened as currently contemplated by the management. See "Business of the Company - Business Strategy".

         The Company's strategy for maintaining its strong presence in Hong Kong is to continue to provide existing and new customers with high quality services at an affordable price and by periodically upgrading the facilities as new developments and technology emerge in the industry. The Company's objective is to add new services and treatments to keep the Company current with market trends and to promote and enhance the Company's reputation of providing value-driven services to its customers. The Company places heavy emphasis on staff training which is supported by an in-house training department and on-going classes. In April, 2001, the Company opened a new center in Elizabeth House, Causeway Bay, Hong Kong which is offering fitness services to both male and female customers. In early April, 2002, the Company also opened a new beauty center in Wing On Central Building, Central, Hong Kong which provides spa/beauty services to both male and female customers. See "Business of the Company - Properties".

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

        Since December 20, 2001, the Company has changed its executive and administrative office in Hong Kong at:

40/F., NatWest Tower, Times Square,
No. 1 Matheson Street, Causeway Bay, HONG KONG
The telephone number of the Company in Hong Kong is (852) 2917-0000.

         Unless the context requires otherwise, as used herein, any reference to the Company includes the Company's subsidiaries - Physical Beauty & Fitness Holdings Limited, Physical Health Centre Hong Kong Ltd., Regent Town Holdings Ltd., Supreme Resources Ltd., Physical Health Centre (Tuen Mun) Ltd. (formerly known as Physical Health Centre (Zhong Shan) Limited), Zhongshan Physical Ladies' Club, Ltd., Ever Growth Ltd., Proline Holdings Ltd., Physical Health Centre (Shanghai) Limited (formerly known as Shanghai Physical Ladies' Club Company Ltd.), Shanghai Physical Ladies' Club Co., Ltd., Jade Regal
Holdings Ltd., Physical Health Centre( Dalian) Ltd., Dalian Physical Ladies' Club Co. Ltd., Star Perfection Holdings Ltd., Physical Health Centre (Shenzhen) Ltd., Shenzhen Physical Ladies' Club Company Ltd., Physical Health Centre (Tsuen
Wan) Limited, Physical Health Centre (Macau) Limited, Su Sec Pou Physical Health Centre (Macau) Limited, Physical Health Centre (TST) Limited, Physical
Health Centre (E House) Limited (formerly known as Global Resources Limited), Physical Beauty Centre (Central) Limited, Physical Health Centre (PM) Limited, and Physical Health Centre (Kornhill) Limited.
See also "Business - Organization".

THE COMPANY'S BUSINESS

General
-------

        The Company's fitness and spa centers are located in or near urban areas in highly populated areas of Hong Kong and major metropolitan cities in China and most of them are operated under long-term leases. With the exception of Mei Foo fitness center, a portion of which is owned by the Company (see "Business - Properties"), the Company does not own the real property on which the centers are located, but owns the leasehold improvements and equipment with respect to each center. Generally, the Company's centers average 20,000 square feet and include a workout area including a broad range of fitness equipment, changing room, sauna and steam facilities and a separate area devoted exclusively to professional spa and beauty treatment programs. Each center typically includes a laser TV room, health drink bar and sells a range of European beauty products.

        The Company's strategy is to grow through expansion of its fitness and spa facilities in Hong Kong and China, as well as to explore the opportunities for its fitness and spa services in other countries of Far East. The Company intends to build on its continuous operating presence (since 1986) in Hong Kong, the relationships in China established by the Company's executives and senior staff and the Company's policy of offering what it believes are the state-of-the-art exercise and spa facilities and beauty treatments at affordable prices in their respective markets. In addition, the Company is closely monitoring potential opportunities in the Philippines, Taiwan, Malaysia and Indonesia.

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
        Physical Beauty and        March 8, 1996                  BVI             100%          -       Investment
          Fitness Holdings                                                                              holding
          Limited ("Physical
          Limited")

        Ever Growth Limited        September 29, 1994             HK                -         100%      Property
          ("Ever Growth")                                                                               holding

        Physical Health Centre     December 1, 1998               HK                -         100%      Operate a
          (E House) Limited                                                                             fitness
          (formerly known as                                                                            center
          Global Resources                                                                              in
          Limited)                                                                                      Hong Kong

        Jade Regal Holdings        March 15, 1996                 BVI               -         100%      Investment
          Limited ("Jade Regal")                                                                        holding

        Physical Beauty Centre     September 14, 2001             HK                -         100%      Operating a
          (Central) Limited**                                                                           beauty
                                                                                                        center
                                                                                                        in
                                                                                                        Hong Kong


------------

                                                                                    EQUITY INTEREST
                                      DATE OF ACQUISITION     PLACE OF                OWNED BY THE        PRINCIPAL
        NAME OF COMPANY               / FORMATION             INCORPORATION             COMPANY           ACTIVITIES
                                                                                  Direct      Indirect
                                                                                  ------      --------

      Physical Health Centre          March 15, 1996                 HK              -          100%      Investment
          (Dalian) Limited                                                                                holding
          ("Dailan Physical")

     Physical Health Centre           December 31, 2001              HK              -          100%      Will operate a
          (Kornhill) Limited**                                                                            fitness and
                                                                                                          beauty center in
                                                                                                          Hong Kong

     Physical Health Centre           March 21, 1997                 HK              -          100%      Investment
          (Macau) Limited                                                                                 holding

     Physical Health Centre           May 30, 2001                   HK              -          100%      Will operate a
          (PM) Limited**                                                                                  fitness and
                                                                                                          beauty center in
                                                                                                          Hong Kong

     Physical Health Centre           April 15, 1996                 HK              -          100%      Investment
         (Shenzhen) Limied                                                                                holding
         ("Shenzhen Physical")

     Physical Health Centre           November 18, 1998              HK              -          100%      Operating a
          (TST) Limited                                                                                   fitness and
          ("Physical TST")                                                                                beauty center in
                                                                                                          Hong Kong

      Physical Health Centre          September 8, 1997              HK              -          100%      Operating a
          (Tsuen Wan) Limited                                                                             fitness and
          ("Physical Tsuen Wan")                                                                          beauty center in
                                                                                                          Hong Kong

      Physical Health Centre          September 29, 1994             HK              -          100%      Operating a
          (Tuen Mun) Limited                                                                              fitness
                                                                                                          center in
                                                                                                          Hong Kong

      Physical Health Centre          March 2, 1990                  HK              -          91.4%     Operating 3
          Hong Kong Limited                                                                               fitness and
        ("Hong Kong Limited")                                                                             beauty centers,
                                                                                                          1 fitness center
                                                                                                          and 2 beauty
                                                                                                          centers in
                                                                                                          Hong Kong

      Proline Holdings Limited        September 28, 1994             BVI             -          100%      Investment
          ("Proline")                                                                                     holding

      Regent Town Holdings            September 20, 1993             BVI             -          100%      Investment
          Limited ("Regent")                                                                              holding

      Physical Health Centre          September 28, 1994             HK              -          100%      Investment
          (Shanghai) Limited                                                                              holding
          (formerly known as
          Shanghai Physical Ladies'
          Club Company Limited)
          ("Shanghai Physical")

      Star Perfection Holdings        April 15, 1996                 BVI             -          100%      Investment
          Limited ("Star                                                                                  holding
          Perfection")

      Supreme Resources Limited       September 29, 1994             HK              -          100%      Operating a
          ("Supreme")                                                                                     beauty
                                                                                                          center in
                                                                                                          Hong Kong

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

                                         ORGANIZATION CHART OF PHYSICAL SPA & FITNESS INC.
                                         --------------------------------------------------

                                                   Physical Spa & Fitness Inc.
                                                               US
                                                                |
                                                                |100%
                                                                |
                                                     Physical Beauty & Fitness
                                                         Holdings Limited
                                                                BVI
                                                                |
                                                                |
---|-----------|----------|----------|----------|----------|-----------|--------------|---------------|---------|----------|-------
   |100%*      |100%*     |100%      |100%      |91.40%    |100%*      |100%          |100%*          |100%*    |100%*     |100%*
----------- ---------- ---------- ---------- ---------- ----------- ----------- -----------------  ----------  --------- -----------
Supreme      Physical    Regent      Jade      Physical   Physical     Star          Physical       Physical     Ever     Physical
Resources     Health      Town       Regal     Health     Health    Perfection        Health         Health     Growth    Health
Limited       Centre     Holdings  Holdings    Centre     Centre     Holdings         Centre         Centre     Limited    Centre
             (E House)   Limited    Limited   Hong Kong  (Tsuen Wan)  Limited       (Tuen Mun)        (TST)                (Macau)
              Limited                          Limited     Limited                    Limited        Limited               Limited
    HK          HK         BVI        BVI        HK         HK          BVI            HK              HK         HK         HK
----------- ---------- ---------- ---------- ---------- ----------- ----------- -----------------  ----------  --------- -----------
   |           |          |          |          |          |           |                |            |          |          |
   |100%       |100%      |100%      |100%*     |100%      |100%       |100%*    100%---|---95%      |100%      |100%      |100%
Renaissance  Causeway   Proline    Physical     |        Tsuen Wan    Physical  Tuen Mun| Zhongshan   Tsim-     Property  Su Sec Pou
  Beauty      Bay       Holdings    Health      |      Health Centre   Health           |   Joint     shatsui   in        Physical
  Center     -E House   Limited     Centre      |                      Centre           |  Venture   -Sheraton  Mei Foo     Health
 (Central                          (Dalian)     |                    (Shenzhen)                                             Centre
 Branch                             Limited     |                     Limited                                              (Macau),
Operation)                                      |                                                                          Limited
    HK          HK         BVI       HK         |           HK          HK         HK                   HK                  Macau
----------- ---------- ---------- ---------     |       ----------- ----------- ---------           ----------             ---------
                         |           |          |                      |
                         |100%*      |90%       |                      |90%
                        Physical     |          |                      |
                        Health       |          |                      |
                        Centre       |          |                      |
                       (Shanghai)    |          |                      |
                        Limited      |          |                      |
                           HK        |        Causeway Bay             |
                       ----------    |        Tsimshatsui              |
                         |           |          Shatin                 |
                         |100%       |      Mei Foo (Fitness)          |
                         |           |      Mei Foo (Beauty)           |
                        Shanghai    Dalian   Kowloon City          Shenzhen
                         Joint      Joint                            Joint
                        Venture     Venture      HK                Venture
                                              ----------

*50% held by one nominee shareholder. Since the Companies Ordinance of Hong Kong requires a minimum of 2 shareholders for each limited company, Mr. Luk holds the remaining shares on behalf of Physical Beauty & Fitness Holdings Ltd.

** Physical Beauty Centre (Central) Limited, Physical Health Centre (Kornhill) Limited and Physical Health Centre (PM) Limited are not shown in the above chart.

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

                                             INTEREST    TERM        REGISTERED
                                 TYPE OF     OWNED BY   OF THE       CAPITAL
  NAME OF THE                     JOINT        THE       JOINT       (AMOUNT IN
 JOINT VENTURE     LOCATION      VENTURE     COMPANY    VENTURE      THOUSAND)           PROFIT SHARING
ARRANGEMENT
----------------- ------------  ----------  ----------  --------  ----------------  ------------------------------------
Shanghai          Huangpu       Co-operative  100%      10        Originally        None. Joint venturer receives
Physical          and Xu Hui                            years     US$1,000 in       rent for locations and will
Ladies' Club      (formerly                                       cash and          receive equipment when the
Joint             known as                                        increased to      venture is dissolved.
Co., Ltd.         Hongqiao),                                      US$2,000 in
("Shanghai        Shanghai                                        cash in 1995
Joint Venture")

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

See also Notes to the Financial Statements

         SHANGHAI JOINT VENTURE. The Shanghai Joint Venture is a Sino-foreign cooperative joint venture established on September 7, 1993 in Shanghai, China. The Chinese joint venture partner is a state-owned enterprise in the PRC, Shanghai Ti Yu Guan (SHTYG). Physical Health Centre (Shanghai) Limited (formerly known as Shanghai Physical Ladies' Club Company Limited), a Hong Kong corporation ("Shanghai Physical") authorized Physical Health Centre Hong Kong Limited, a Hong Kong corporation, to enter into a joint venture contract with SHTYG. The joint venture period is 10 years from the date of issue of the business license on September 7, 1993. SHTYG is paid rent of RMB950,000 for the first 3 years of the joint venture. Rent for the fourth to tenth years will be 110% of the preceding year, except where the inflation rate in the PRC exceeds 16% in which case, the rental increase would be indexed to the inflation rate.

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

SPA
---

        The spa industry in Hong Kong, which includes the skin care or beauty industry, is rather fragmented with a large number of small operations. It is common that certain spa and beauty treatments are provided by a wide range of establishments including beauty salons, hair salons, and even cosmetic counters situated in department stores. The standard of services for beauty treatments varies widely. Normally, the customer base of these operations is confined to a relatively limited number of frequent customers. Exclusive private clubs that cater to a small percentage of wealthy Hong Kong women and the inconsistent quality and skill level of small operations have increased the demand for middle market skin care treatments since late `80S.

See also "Competition".

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

        A handful of small clubs with standard facilities have opened since early `90S, but offer, in the Management's opinion, a limited selection of locally made, out-of-date equipment (as compared to the equipment used in the Company's centers). Such facilities are frequented by more men than women, as they tend to be equipped with barbells and weights.

        The Company believes that aerobics is gaining popularity with the influx of follow-along television programs. The Management observed that the overall improved lifestyle; availability of fast food and convenience foods, increased spending power, and increasingly sedentary lifestyles of Chinese people, has led to a widespread concern for weight control. The Management believes that aerobics especially appeals to women in China, as large percentages of women seem to be concerned with losing weight.

        In recent years, several fitness centers have entered into the market. They are well-equipped with the latest brands of Western-styled exercise machines and help enhance the popularity of the fitness industry.

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

        In mid-90'S, several Hong Kong and Japanese companies set up spa/beauty centers of varieties of facilities. More and more internationally recognized skin care lines have also become available in department stores. Those department stores often hold in-house promotions to demonstrate their products and educate potential customers. It appears that the desire to own anything imported, including skin care products, is considered prestigious and is therefore highly desired by Chinese women. The Management noticed that the demand for "foreign" spa treatments and beauty salons, and imported products is high. The local and international media is introducing fitness and skin care news to a growing receptive audience. The Company believes that the demand for affordable, value-driven beauty and skin care has increased.

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

        In 1986, the founder and principal shareholder of the Company, Ngai Keung Luk (Serleo), set up the first fitness center under the trade name of "Physical" with the objective of providing physical fitness and spa treatment services at prices which could be afforded by a rapidly growing middle class population in Hong Kong. Two years later in 1988, another center was founded in Hong Kong. The businesses of these centers were operated in a form of a sole proprietorship and were subsequently transferred to Physical Health Centre Hong Kong Limited, a Hong Kong corporation established on March 2, 1990 ("Hong Kong Limited"). During the period from 1990 to 1996, Hong Kong Limited and Physical Limited expanded their scope of operations by acquiring and establishing several subsidiaries and by forming Sino-foreign joint ventures in China to operate four additional fitness/spa centers in Hong Kong, three in China and other related businesses (see "Company - Organization"). The subsidiary companies were all formerly owned by Mr. Luk and other principal shareholders, or solely by Mr. Luk. The respective equity interests were transferred by Mr. Luk and other principal shareholders to Hong Kong Limited or Physical Limited throughout 1993 to 1996 at the original cost of the respective investments. In October, 1996, 91.4% of the equity interests of Hong Kong Limited was transferred by the principal and other shareholders (including Mr. Luk) to Physical Limited at the par value of the shares transferred. In addition, all the equity interests of Hong Kong Limited in various subsidiaries and Sino-foreign joint-ventures were also transferred to Physical Limited at the recorded cost of these investments.

HONG KONG

        The first facility was opened in the Mei Foo Sun Chuen area of Hong Kong to provide fitness training and spa treatment services at a price thought to be affordable by its target middle-class customers. The Mei Foo center opens its fitness facilities to both male and female customers while the spa/beauty treatment service is solely provided to female patrons. It proved profitable and within a year, more than 700 fitness customers and 1,000 clients for spa treatments were enrolled. In 1990 the Mei Foo Center was expanded by acquiring by the Company's subsidiary an additional 700 square feet, immediately above the existing facility. In December 1999, the spa facility was separated from the fitness facility for expansion purpose. The two facilities currently occupy an aggregate floor area of 12,000 square feet.

        The second fitness and spa center was opened in July 1988 on Nathan Road, Tsimshatsui, Kowloon, which is one of the busiest commercial and entertainment areas in the Kowloon area of Hong Kong. The Tsimshatsui Center, consisting at that time of 12,000 sq. ft. (subsequently expanded to 25,000 sq.
ft) is, to the best of the Management's knowledge, to be the first fitness and spa center to provide high quality, Western-styled professional services for fitness training and spa treatment for middle income women customers in Hong Kong.

        In March 1990, the business of the two centers was transferred to, and consolidated under, Hong Kong Limited (see above).

        To broaden its geographical diversification, Hong Kong Limited opened its third fitness and spa center in Causeway Bay Plaza, Causeway Bay in August, 1990. Located in one of the most popular entertainment areas on Hong Kong Island, the Causeway Bay Center initially occupied a floor space of approximately 18,000 square feet. Since opening, the Causeway Bay Center experienced an ongoing strong demand for its fitness and spa services, and the Company relocated the center to the existing location of 30,000 sq. ft in June 1997.

        In order to cater to the market demand in the New Territories area of Hong Kong, Hong Kong Limited opened its fourth fitness and spa center in New Town Tower, Shatin, in September 1992. The Shatin Center is located in a commercial complex in the heart of the densely populated residential and popular entertainment areas in the New Territories. It occupies a floor space of approximately 15,000 square feet. In October 1998, the Shatin Center was relocated to a brand new shopping mall nearby, Grand Central Plaza, at the expiration of the original tenancy.

        In March 1993, Hong Kong Limited opened another fitness and spa center of approximately 3,000 square feet in Kowloon City to provide facilities to customers residing in the south-eastern area of Kowloon.

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

        From Mid-1998 to April, 2002, the Company opened five additional centers in Hong Kong through its wholly owned subsidiaries, Physical Health Centre (Tsuen Wan) Limited, Physical Health Centre (TST) Limited, Physical Health Centre (Tuen Mun) Limited, Physical Health Centre (E House) Limited and Physical Beauty Centre (Central) Limited respectively. These collectively make up a total of twelve centers (where the fitness facility and spa facility in Mei Foo are counted as two centers) in Hong Kong.

See also "Description of Property".

CHINA

        Commencing in the mid-1980's, China commenced market-oriented reforms that were designed to open up and improve the economy and the Chinese standard of living. As economic reforms became successful in China and a large, middle-class market developed, China was targeted as an expansion market where the success in Hong Kong could be duplicated.

        Shanghai, with a booming economy, an influx of foreign investment, and a population of 14 million, was the logical choice for the Company to start its first China location. In January of 1994, the Huang Pu branch was opened in one of Shanghai's busiest shopping districts, through a joint venture company formed between a Chinese enterprise and a newly formed subsidiary of the Company. The center has an area of 15,000 sq. ft. (which was expanded to 23,000 sq. ft. in 1998), and within the first year there were over 2,000 fitness customers and spa clients. Based upon the positive response to the first facility in Shanghai, the decision was made to open a second Shanghai branch.

        September, 1995 marked the opening of the second center in Shanghai-Hong Qiao branch in Shanghai, situated in the fashionable Hong Qiao Special Economic Development Zone. This center contains approximately 12,000 sq. ft. and is easily accessible to a large residential area and busy commercial district. In March, 2001, the Hong Qiao Center was relocated to Metro City, Xu Hui District which is one of the busiest shopping districts in Shanghai with enhanced facilities of approximately 24,000 sq. ft. The Xu Hui Center was further expanded to approximately 41,000 sq. ft. in February, 2002 to provide fitness service to both female and male customers.

         In April, 1996, the Company opened its third fitness/spa center in the city of Dalian, China. Dalian, located on the northern peninsula near Korea, is the third largest seaport in China and has a population of approximately 5,600,000. Dalian is the fashion capital of China, hosting the world renowned International Fashion Festival annually, and is also a major tourist destination. Dalian has seen an influx of foreign investment in the past several years, and the purchasing power of these citizens ranks high in the nation. The Company's market research showed a strong existing interest in fitness and spa services, with few choices available to potential customers. Within the first six months of opening, Dalian center had over one thousand fitness customers and nearly one thousand spa clients.

         In October, 2000, the Company opened its first fitness center in Macau. Macau has been a Portuguese colony (until December 20, 1999) strategically located at the mouth of the Pearl River on the border of China. Macau is easily accessible by Hong Kong residents via a 45-minute jet foil ride and is a popular vacation destination for both Hong Kong and Chinese residents. Macau has a population of approximately 500,000 of which 50% is female (Hong Kong Trade Development Council). The Company plans to target primarily Macau's local residents.

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

        The Company seeks to expand its fitness and spa business from the ground up as opposed to acquiring health and fitness clubs that are poorly managed and/or financially distressed. The Company believes that the end result of repositioning an existing center, which typically includes rebuilding a customer base, renovations, additional equipment leasing, and re-training existing staff, is less desirable than developing a new center.

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

        The Company believes that its experience in and knowledge of the fitness and spa industry in Hong Kong and China, as well as management's continuous presence in Hong Kong (since 1986) and China (since 1994), positions the Company to take advantage of perceived opportunities in this market. Further, demographic developments in Hong Kong and China, continue to create increasing demand for certain fitness and spa services. In this regard, the Company opened planned centers in Tsuen Wan, Hong Kong (July, 1998), Sheraton Hotel, Tsimatshui, Hong Kong (July, 1999), Tuen Mun, Hong Kong (July, 2000), Macau (October, 2000), and Elizabeth House, Causeway Bay, Hong Kong (April, 2001). In early April, 2002, the Company opened a new beauty center in Central, Hong Kong and expanded its Tsuen Wan fitness center to locate male customers. The Company also expects to establish two more centers which are respectively located in Hong Kong and Shanghai, and additional centers in other major metropolitan centers in China over the next several years. There is no assurance that such centers will be opened as currently planned, since they are subject to changing political and economic conditions, as well as the Company's evaluation of the applicable market conditions.

- BECOMING THE MARKET LEADER IN CHINA

        In China, the Company is the first entrant into the market and has secured a more established position than its competitors in the opinion of the Management.

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

        Forty percent of the population of China lives in coastal areas, where retail sales account for 60% of the country's total retail sales. Population factors and strong spending power have led the Company to target coastal areas for the spas to be developed (i.e. Dalian). Facilities can be linked by a reciprocal system, allowing customers to use another facility when traveling to other parts of the country. Marketing programs carried out nationwide, in the management's opinion, will enable the Company to benefit from economies of scale, similar to what the Company experiences in Hong Kong.

- MAINTAINING A STRONG PRESENCE IN HONG KONG

        The Company has well-established customer base and pre-dominant market share in Hong Kong. The Board of Directors estimates that over 80 percent of the Company's patrons are between the age of 20 to 40. Management believes that the strong position held in the Hong Kong market can be maintained by continuously upgrading facilities and services. The Company monitors this situation continuously, and upgrades the fitness and spa areas on a regular basis. The number of customers in each location is also carefully monitored in order to ensure adequate levels of service to individual customers, particularly during peak work-out periods. Branch Managers monitor the situation through direct observation, customer feedback and surveys.

        For spa personnel, intensive training is conducted in the in-house training center and thorough on-the-job instruction. Selected employees are sent to international workshops to study the latest techniques and to learn about new products on the market. The Company seeks to satisfy its spa clients' needs with the latest technology, expertise and a high level of service.

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

        The centers also conduct daily dance classes which run for approximately 45 minutes and are on a first-come, first-served basis. The Company believes that the number of dance classes conducted by the Centers per day is among the highest in Hong Kong. The variety of dance classes include aerobic dance, step, arms and thighs workout, funk and jazz and are taught by experienced instructors. The dance classes are reviewed on a monthly basis and new dance classes are introduced approximately every three months in order to appeal to the interests of customers. Since 1995, the Company has recruited fully qualified and experienced aerobic instructors from Australia.

        The Company believes, based on customer survey responses, utilization rates and the existence of underutilized space in its centers, that it has sufficient excess capacity at its existing fitness centers to accommodate new customers as well as comfortable usage by present customers.

SPA SERVICES

        Spa services are open to both customers and walk-in guests. However, customers of the centers have priority for such service facilities. Over 80 types of spa treatments are offered including facial treatments, various skin care treatments, spa relaxation programs, massage, and weight-management programs.

        All of the centers have designated rooms for spa treatments in order to ensure privacy. In view of the popularity of the spa treatments, the centers have a booking system whereby sessions for such treatment are reserved in advance. The centers offer special discounts to patrons for beauty treatments during off-peak hours in order to maintain an even level of customers during the day. In promoting the fitness training services provided by the centers, patrons for spa treatments, who are not fitness customers of the centers, are eligible to use all facilities of the centers including fitness training, on the day of their visits for a spa treatment. The Company believes that this additional service offers an advantage over its competitors who engage only in beauty treatments.

        The Company has a broad scale of fees for its spa services and believes that these fees are both affordable and competitive in terms of the quality and variety of services provided at the centers. The centers typically charge the normal fee on spa treatment per session. However, discounts are given to those patrons who purchase prepaid treatments. These treatments are valid within a specified period of time.

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

RETAIL

        The Company sells a range of products at selected centers such as leotards, shorts, T-shirts, training shoes, socks and training suits, including Nike, Reebock and several U.S. and Australian brand products. The Company also sells European skin care products manufactured in France and Spain by Guinot, Sothys and Anubis, respectively. The fitness and beauty related products are available in the centers to facilitate the needs of their customers.

SERVICES

        The Company currently offers prospective customers a fitness plan. Fees for services at each facility depend on the location and demand for such services at that facility. Marketing of the Company's services is targeted towards the middle income population in the 18 to 45 years old range.

        Under the plans, new customers are charged a registration fee upon admission and a monthly fee each month to maintain their privileges. The initial registration fees are non-refundable and range from approximately HK$800 (US$103) to HK$1,500 (US$192), depending on the diversity of facilities and services available at the enrolling center, the local competitive environment, as well as the effects of seasonal price strategies. The Hong Kong centers from times to times are launching promotion at a special fee of HK$500 (US$64). Each customer will also be charged a monthly due of HK$299 (US$38) for the usage of the fitness centers. In order to fully utilize the facilities, the Company grants a special offer of admission fees to off-peak customers. Prepayment of the monthly fee is encouraged by offering a discount for customers who prepay for twelve or more months. Customers are also provided on a monthly basis 10 aerobic coupons on free-of-charge basis at Hong Kong locations. Any customer who attends additional classes has to purchase coupons at HK$15 (US$2) each. China locations include aerobics classes with monthly dues.

        In order to allow greater flexibility to its customers, the Company operates a network system where customers may use the facilities in any fitness centers of the Company in Hong Kong at no extra cost. The centers have long opening hours and are open all year round (except for Chinese New Year), in order to provide continuous service to its customers. Generally, they are open from 7:00 a.m. to 11:00 p.m. As with any consumer driven market, it is essential that the services provided by the Company are constantly reviewed, updated and improved. To achieve this, managers from the Customer Services Department as well as each of the centers regularly invite comments from customers in relation to the services provided. Additionally, the Company constantly seeks to introduce new products and techniques on fitness training and spa treatments in order to improve its services and thus enhance its competitive position.

SALES AND MARKETING

        The Company devotes substantial resources to the marketing and promotion of its fitness and spa centers and their services because the Company believes strong marketing support is critical to attracting new customers both at existing and new fitness centers. Since July, 1988, the Company and its predecessor began to market substantially all of its fitness centers under the service name "Physical", thereby eliminating the prior practice of using different names for individual locations. See "Business - Trademarks and Trade Names".

        A key component of the Company's marketing strategy is to cluster numerous fitness centers in major media markets in order to increase the efficiency and cost effectiveness of its marketing and advertising programs. Advertising consists of (i) television and (ii) newspapers, magazines, leaflets, light box, and other promotional activities, which were accounted for approximately 10%, and 90%, respectively, of the Company's total advertising expenses in 2001.

        The Company's sales and marketing programs emphasize the benefits of health, physical fitness and exercise by appealing to the public's desire to look and feel better. The success of the Company's marketing efforts are dependent upon the ability of its sales personnel to make effective personal presentations of the benefits of fitness training and beauty treatments to prospective customers. The Company believes that these presentations are enhanced by its well-equipped, attractive centers and its "value pricing" programs. The Company also conducts a variety of marketing efforts. The Company's executives and sales personnel attend trade shows and exhibitions, and sponsor seminars and TV programs throughout Hong Kong and China. The Company has introduced on-site aerobics shows, gymnasium instruction, and beauty consultation in the course of these activities.

        Since 1993, the Company has begun marketing, on a retail basis products to its customers including apparel manufactured by leading U.S. and Australian fitness apparel brands. These products are intended to add value to the services and increase the Company's revenues. The Company's marketing focus also includes corporate customers and clients from the reputable banks in Hong Kong. In addition to its advertising, personal sales presentations and targeted marketing efforts, the Company is increasingly utilizing in-door marketing programs. Open days are organized to introduce the centers to prospective customers and referral incentive programs involve current customers in the process of new customer enrollments that effectively help foster customer loyalty.

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

Upscale Market
--------------

        The Hong Kong upscale market consists of exclusive private clubs which usually provide both fitness services and spa treatments at very high prices. These private clubs are typically oriented towards women and offer a great deal of variety to their customers. Annual membership fees average approximately HK$12,000 (US$1,500) and beauty treatments are charged separately upon usage. These facilities use expensive, name-brand equipment, luxurious decoration, large areas of space averaging 30,000 sq ft, and offer a wide range of services to attract customers. The primary club in this category is Phillip Wain with three locations. There are certain upscale market establishments which provide fitness services only, most are for both male and female, and are concentrated in one area of Hong Kong. The joining fees range from HK$2,000 (US$260) to HK$4,000 (US$510) with monthly membership fees ranging from HK$488 (US$63) to HK$699 (US$90). These establishments range in size from 10,000 sq ft to 30,000 sq ft. Examples are California's Fitness with five outlets, New York Fitness with one outlet, and Fitness First Health Clubs with three outlets. The Company's fitness/spa facilities compete directly primarily with the middle markets (see below), with the exception of Renaissance Beauty Center, which targets upscale market.

Middle Market
-------------

        There are very few establishments in this class which provide both fitness services and spa/ beauty treatments in a single facility. The closest competitor in the same category is Modern Beauty Salon with seventeen locations of average size of approximately 20,000 sq. ft. A monthly subscription of HK$180 (US$23) is required to become a member of the above center for a continuous period of one year. The operators of spa/beauty services only which are in direct competition with the Company's beauty centers include Caesar Beauty Centre, with three locations, Sau San Tong Healthy Trim Institute, with two locations, Angel Face Beauty Creations (International) Ltd., with nine locations, Marie France Bodyline, with six locations, Oasis Spa, with two locations, and Royal Bodyperfect, with five locations. The management believes that, these facilities do not offer as high a level of fitness equipment and instruction as the Company does and that the Company offers a more comprehensive level of spa treatments than these facilities. The Company targets primarily the middle market.

Low-End Market
--------------

        In this category, most establishments only provide either fitness services or simple beauty treatments. These establishments are usually much smaller in size and have a limited range of services. Representative of the low-end market include Mid-City. Joining fee to these facilities vary from HK$600 (US$77) to HK$2,000 (US$256), and monthly fees average approximately HK$400 (US$51). In addition, there are numerous smaller facilities operating inside the shopping arcades, and/or associated with hair salons and department stores. Management believes that the Company does not directly compete with this market.

        In the low-end fitness market, the government operates a small number of gymnasium facilities. These are public facilities, open to both men and women for nominal fees.

CHINA

        SPA SERVICES. Certain spa services are provided by beauty salons, which are very popular in China and have been in existence for several years. However, most are small scale and offer only basic services in the Company's opinion and as compared to the Company's facilities. Most salons are not modern and do not possess certain international standards of skill and hygiene as most facilities in Hong Kong. In the Management's view, these salons only have access to locally manufactured skin care products, which tend to be low-tech and chemically-based, since it is too costly for a small salon to use imported products. The Company, as an exclusive agent for several professional European skin care lines, maintains the leading edge in skin care. The closest competitors in the spa industry would be several beauty salons with Hong Kong investors such as Decleor Health & Beauty Institute, in both Shanghai and Dalian. Services in these facilities are more up to date and develop in fast pace to cater to the China market.

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

Upscale Market
--------------

        There are many upscale recreation clubs in the major cities of China, including Total Fitness Club and Megafit in Shanghai, and New Mart Fitness in Dalian. These facilities usually offer aerobic, exercise, drinking bars and occasionally beauty treatments.

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

Middle Market
-------------

        There are several middle market fitness centers in some of the larger cities in China. Many newly built housing complexes (upscale apartment buildings and "western" style housing villages) have recreation centers. They typically include swimming pools, tennis courts and gyms. In the management's opinion, such facilities are luxurious by Chinese standards, but gyms are commonly unstaffed or only have a receptionist. More and more such centers are providing exercise classes as well, but lack of qualified instructors, in the management's opinion, inhibits growth in this area. Such clubs also opened in Dalian, however, in the management's opinion, seldom of them matches the Company in size, nor in the range of exercise equipment available, and classes offered and the Company does not see them as the same level competitors. The closest competitors in this market include Gold's Gym and Fitness First Health Club in Shanghai, and Qiulin Fitness and Shaping in Dalian.

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

Trademarks and Trade Names

         In July 1988, the Company and its predecessor began to market substantially all its fitness centers under the servicemark "Physical" thereby eliminating the prior practice of using a different trade names for each center. The Company registered a servicemark under its trade name "Physical" in Hong Kong and its Chinese equivalent name in China. In the opinion of the Company's trademark counsel in Hong Kong, the registration enables the mark to distinguish the Company's services from similar services of others, although it gives the Company no right to the exclusive use of the words. The servicemark gives the Company a priority over the use of the servicemark by others and the right to reject others from the use of the same name. In China, the Company was only able to register the name in Chinese language pursuant to the Chinese Trademark Law. In the opinion of the Company's trademark counsel, the name "Physical" is considered a direct reference to the contents and features of the services in the servicemark and as such it cannot be registered as a trademark under the Chinese Trademark Law. The registration of the Chinese name, however, provides the Company with protection of its name on a nation-wide basis and precludes others in China from using the same name as the Company's.

Seasonality

         Historically, the Company has experienced greater sales in the third quarter of each year. In recent years, the Company has lessened this seasonal effect by the use of sales incentives and awards for its sales personnel, as well as other marketing initiatives.

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

Employees

        The Company has approximately 1,000 employees, including approximately 30 commission based sales executives. Approximately 550 employees are involved in fitness operations, including sales personnel, instructors, and supervisory personnel. Approximately 350 employees are involved in beauty and spa operations. Approximately 100 are administrative support personnel, including accounting, marketing, training and other services.

         The Company is not a party to any collective bargaining agreement with its employees. The Company has not experienced a high turnover of non-management personnel and also has not had difficulty in obtaining adequate replacement personnel.

Government Regulation

Hong Kong

         The Hong Kong operations and business practices of the Company are subject to regulation at the local level. General rules and regulations, including those of the local consumer protection agencies, apply to the Company's advertising, sales and other trade practices.

         Statutes and regulations affecting the fitness, spa and beauty industries have been enacted or proposed in all of the areas in which the Company conducts business. Typically, these statutes and regulations prescribe certain forms and regulate the terms and provisions of sales and purchase contracts, allowing the customer the right to cancel the contract within, in most cases, 14 business days after signing, requiring an escrow for funds received from pre-opening sales or the posting of a bond or proof of financial responsibility, and, in some cases, establishing maximum prices and terms for sales and purchase contracts and limitations on the term of contracts. In addition, the Company is subject to several other types of regulations governing the collection of debts. These laws and regulations are subject to varying interpretations by local consumer protection agencies and the courts. The Company maintains internal review procedures in order to comply with these requirements and it believes that its activities are in substantial compliance with all applicable statutes, rules and decisions.

         Under typical regulations, customers of fitness centers have the right to cancel any un-used services for a period of 30 to 60 days after the date the contract was entered into (depending on the applicable law) and are entitled to refunds of any payment made. The specific procedures for cancellation in these circumstances vary according to differing local laws. In each instance, the canceling customer is entitled to a refund of prepaid amounts only. Furthermore, where permitted by law, a cancellation fee is due to the Company upon cancellation and the Company may offset such amount against any refund owed. The Company's customer agreements provide that a customer's one-time registration fee is non-refundable in case of cancellation.

         The Consumer Council of Hong Kong protects the rights of consumers. The customers have a right to dispute the price or quality of the service, if they find it unsatisfactory. The Council also assists consumers in cases of false claims made by the companies with respect to a specific service offered by them. The Company is cautious in advertising its services, and it never promotes or guarantees unrealistic results concerning skin care or fitness services, therefore the Company rarely faces complaints in this respect from its consumers.

         The Company's facilities are also subject to building, health and safety laws. The laws require a normal building inspection at the time of renovation of the facilities and/or fire safety inspection. Since the Company's facilities typically are a part of a large office building for which a license is granted, if the Company does not comply with all the regulations, the landlord would not be granted a license. The Board of Health carries out an inspection of shower and restroom facilities to make sure that they comply with the standards imposed by the Board. In order to have massage services, the law requires a special massage license. The Board of Health and Police Department also hold random inspections of the facilities providing massage services, since there are strict laws requiring that massage therapists be of the same sex as the customers. As the Company is exclusively open to women in all beauty centers, but one, there have been no concerns with this regulation.

China

         In China, the Company's operations and business practices are subject to regulation from the Central Government in Beijing, which is often carried out at local levels. There is a Consumer Council in China which is now expanded to most urban areas and whose role is to protect consumers and enforce consumer rights in cases of dispute regarding quality of the product or service or misleading claims. The Consumer Council holds considerable power in China and can impose large fines upon a company it finds in violation of consumer laws. The Consumer Council would often publish a statement against a fined company in a local newspaper.

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

         The Board of Health also requires an inspection and license for each imported cosmetic or skin care product. The license must be obtained from the Central Government and a substantial fee is charged for the testing of each imported product.

         In China, the Board of Health is responsible for monitoring the operation of the Company's spas, however, their strict regulations fall in line with the standards of the Company and therefore, to date, there has been no fine or restriction of the operation of any fitness or spa facility.

         There is a Council for Fair Pricing in China, and every business that sells products or provides services must register their fees with this department. The Council has a right to dispute fees if it deems them unreasonable.

         The Police Department has strict regulations in China regarding massage services and requires the Company to ensure that the massage therapist is of the same sex as the customer. A special license is required for massage services, which is in the management's opinion, difficult to obtain. The massage therapist must be certified and licensed by a government affiliation, and must have an annual health examination. Since all the Company's beauty centers in China are exclusively for women and include only female staff, the Company has not been impacted by those regulations.

         China has also regulations of not allowing independently owned fitness and beauty spas by foreign companies. Instead, the regulations encourage joint ventures with a foreign company. Fitness and beauty spas fall under the category of "Entertainment and Recreation", which to date have always been business entities in a form of joint ventures.

ITEM 2.  PROPERTIES

         The Company relocated its headquarters which include the Company's executive and administrative offices to a new location of approximately 17,300 square feet in Causeway Bay, Hong Kong in December, 2001.

         Aggregate rental expense was approximately HK$47.2 million (US$6.1 million), HK$56.5 million (US$7.2 million) and HK$70.4 million (US$9 million) for the year ended December 31, 1999, 2000 and 2001, respectively.

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

                                        FITNESS/SPA CENTERS - HONG KONG AND CHINA
                                        -----------------------------------------
HONG KONG                            Size         Own / Lease    Term Expiration     Renewal Option    Monthly Rent(1)(2)
                                     ----         -----------    ---------------     --------------    ------------------

40/F, NatWest Tower,            17,300 sq. ft.       Lease         10/15/2004            None             HK$515,033
Times Square,

No.1 Matheson Street,
Causeway Bay,
Hong Kong

Shop A on 11/F,                 30,000 sq. ft.       Lease          2/28/2003            None             HK$1,122,236
12/F-15/F.,
Lee Theatre Plaza
99 Percival Street
Causeway Bay,
Hong Kong

701B, 7/F                        1,500 sq. ft.       Lease          9/10/2003            None             HK$28,119
One Hysan Avenue
Causeway Bay
Hong Kong

10/F-12/F., Storeroom on        25,000 sq. ft.       Lease          1/31/2003 (3)        None             HK$564,905
5/F, Room 701A,
Prestige Tower
23-25 Nathan Road
Tsimshatsui, Hong Kong

Shop Nos. 125, 126 and          11,000 sq. ft.       Lease          5/19/2003            None             HK$504,009
131-133, Level 1,
Grand Central Plaza
Shatin, Hong Kong

6/F,                            30,000 sq. ft.       Lease         12/31/2004            3 Years          HK$578,220
City Landmark
No. 68 Chung On Street
Tsuen Wan, Hong Kong

18/F - 21/F                     50,000 sq. ft.       Lease          3/31/2004            5 Years          HK$1,156,637
City Landmark
No. 68 Chung On Street
Tsuen Wan, Hong Kong

P/F., Stage 8                    8,000 sq. ft.       Own/lease      4/30/2004            3 Years          HK$105,211
122B Broadway Street
Mei Foo Sun Chuen,
Hong Kong





HONG KONG  (Continued)               Size         Own / Lease    Term Expiration     Renewal Option    Monthly Rent(1)(2)
                                     ----         -----------    ---------------     --------------    ------------------

Fourth Podium Floor              2,000 sq. ft.       Lease          4/17/2003            3 Years          HK$35,214
Stage 8, 114 & 118
Broadway Street
Mei Foo Sun Chuen,
Hong Kong

Shop 66, P/F, Stage 3            2,000 sq. ft.       Lease           9/1/2002            5 Years          HK$93,751
26-50 Broadway
Mei Foo Sun Chuen
Hong Kong

14/F., Coda Plaza                5,000 sq. ft.       Lease          6/30/2003            None             HK$131,762
51 Garden Road
Central, Hong Kong

G/F., 5 Junction Road            3,000 sq. ft.       Lease          6/30/2003            None             HK$55,000
Kowloon City,Hong Kong

Shops 108,109,G08,S17 & B08,    44,000 sq. ft.       Lease           3/5/2005            2 Years          HK$2,366,973
The Elegance at Sheraton,
Tsimshatsui, Hong Kong

Whole Wet Market on Ground      20,000 sq. ft.       Lease          5/31/2003            5 Years          HK$515,339
Floor, Tuen Mun Town Plaza
Phase I, Tuen Mun, N.T.

3/F of Podium                   34,000 sq. ft.       Lease         11/30/2003            3 Years          HK$944,660
Elizabeth House
250-254 Gloucester Road
Hong Kong

Basement, G/F-4/F,              18,000 sq. ft.       Lease         12/16/2004            3 Years          HK$786,410
Wing On Central Building,
26 Des Voeux Central,
Hong Kong

Shops 6-50, 4/F,                27,500 sq. ft.       Lease          3/31/2005            3 Years          HK$1,019,800
Kornhill Plaza (South),
Kornhill, Hong Kong


---------------------
(1)      Monthly rent is paid in HK Dollars

(2) Monthly rent also includes the management fee for property management. Excludes utilities and rates.

(3)      Lease for Room 701A expires on July 31, 2002.

CHINA                                Size         Own / Lease    Term Expiration     Renewal Option      Monthly Rent(1)
-----                                ----         -----------    ---------------     --------------      ---------------
5/F-7/F., Huangpu Gymnasium     23,000 sq. ft.       Lease          9/30/2003(5)         None             HK$131,000 (2)
No. 311 Shandong Road
(Mid) Shanghai

4/F., China Wanda Bldg          15,000 sq. ft.       Lease          2/28/2008            None             HK$106,000 (3)
No. 18 Hongda Road
Zhongshan District, Dalian

2/F, 3/F, 4/F, Block B No.      12,000 sq. ft.       Lease         12/14/2004            None             HK$196,000 (4)
808 Hong Qiao Road
Shanghai

5/F-6/F., Metro City            24,000 sq. ft.       Lease         10/31/2011(6)         None             HK$236,000
No. 1111 Zhao Jia Bang Road
Shanghai

4/F., Metro City                16,900 sq. ft.       Lease         10/31/2011            None             HK$163,830
No. 1111 Zhao Jia Bang Road
Shanghai

S101-4 & S201-2 on South Tower, 58,700 sq. ft.       Lease          5/14/2014            None             HK$583,894
3/F & 4/F on North Tower,
Hong Kong Plaza
Shanghai

2/F, Macau Landmark             40,000 sq. ft.       Lease          8/14/2009            None             HK$535,000
555 Avenida da Amizade
ZAPE, Macau

--------------
(1) Monthly rent is paid in Rmb except for the Macau Center which rent is paid in HK$.

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

(5)      Lease for 6/F & 7/F expires on September 6, 2003.

(6)      Lease extends by one year and one month on September 28, 2001.

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending material legal proceedings to which the Company or any of its properties is subject, nor to the knowledge of the Company, are any such legal proceedings threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock has been listed on the Bulletin Board of the NASD's over-the-counter market under the symbol PFIT, since December 1996, but has been traded only sporadically. As of March 31, 2002, the 52-week trading range was between $0.02 to $0.37 per share. The last reported sale was in March, 2002 at $0.16 per share. The reported sporadic sales in the fiscal year 2001, are set forth below*.

        Date         Open        High         Low         Close
       Nov-01        0.15        0.37         0.15        0.15
       Jun-01        0.15        0.25         0.15        0.24

---------------------
* Historical quotes provided by Commodity Systems, Inc.

        As of December 31, 2001, there were approximately 624 record holders of the Company's Common Stock. The Company effected a 1.333333-for-1 reverse split of its Common Stock in October 1997 and a 1-for-1.333333 forward stock split in June 1998.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes to Consolidated Financial Statements and Report of Independent Public Accountants, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. The following table summarizes certain selected financial data of the Company for the fiscal years ended December 31, 1997 through December 31, 2001. The data has been derived from Consolidated Financial Statements (audited) included in Item 8 of this Report.

(In thousands, except share and per share data)

                                                                              YEAR ENDED DECEMBER 31
                                                         ---------------------------------------------------------------------
                                                           1997        1998        1999        2000        2001        2001
                                                            HK$         HK$         HK$         HK$         HK$         US$
                                                         ---------   ---------   ---------   ---------   ---------   ---------
Consolidated Statements of Operations Data

OPERATING REVENUES                                        148,954     210,209     253,172     303,312     392,097      50,269
                                                         ---------   ---------   ---------   ---------   ---------   ---------

OPERATING EXPENSES
Salaries and commissions                                  (34,459)    (56,415)    (70,729)    (88,999)   (113,239)    (14,518)
Rent and related expenses                                 (36,222)    (46,527)    (63,931)    (74,685)    (95,413)    (12,232)
Depreciation                                              (18,274)    (25,781)    (33,187)    (41,335)    (56,545)     (7,249)
Other selling and administrative expenses                 (34,849)    (60,572)    (57,520)    (80,634)   (108,298)    (13,885)
                                                         ---------   ---------   ---------   ---------   ---------   ---------

Total operating expenses                                 (123,804)   (189,295)   (225,367)   (285,653)   (373,495)    (47,884)
                                                         ---------   ---------   ---------   ---------   ---------   ---------

INCOME FROM OPERATIONS                                     25,150      20,914      27,805      17,659      18,602       2,385
                                                         ---------   ---------   ---------   ---------   ---------   ---------

NON-OPERATING INCOME (EXPENSES)
Other income, net                                           2,186         645         452         853         778          99
Interest expenses                                          (4,151)     (3,933)     (4,245)     (3,379)     (3,638)       (466)
Goodwill write-off                                             --          --          --      (1,113)         --          --
                                                         ---------   ---------   ---------   ---------   ---------   ---------

Total non-operating income (expenses)                      (1,965)     (3,288)     (3,793)     (3,639)     (2,860)       (367)
                                                         ---------   ---------   ---------   ---------   ---------   ---------

INCOME BEFORE INCOME TAXES AND MINORITY
   INTERESTS                                               23,185      17,626      24,012      14,020      15,742       2,018

(Provision) Credit for income taxes                        (6,969)        108      (4,933)     (3,312)     (6,785)       (870)
                                                         ---------   ---------   ---------   ---------   ---------   ---------

INCOME BEFORE MINORITY INTERESTS                           16,216      17,734      19,079      10,708       8,957       1,148

Minority interests                                         (1,460)     (1,198)       (577)     (1,010)       (535)        (69)
                                                         ---------   ---------   ---------   ---------   ---------   ---------

NET INCOME                                                 14,756      16,536      18,502       9,698       8,422       1,079
                                                         =========   =========   =========   =========   =========   =========

Net income per share                                         1.48        1.65        1.85        0.97        0.84        0.11
                                                         =========   =========   =========   =========   =========   =========

Number of shares of stock outstanding
   (in thousands)                                          10,000      10,000      10,000      10,000      10,000      10,000
                                                         =========   =========   =========   =========   =========   =========

Balance Sheet Data

Current assets                                             46,964      39,467      41,206      31,135      51,841       6,646
Total assets                                              168,170     169,641     186,131     212,931     258,075      33,087
Current liabilities                                        92,439      81,976      67,809      88,677     122,856      15,751
Long-term obligations other than finance leases            15,479      13,592      16,319      15,789      15,243       1,955
Working capital                                           (45,475)    (42,509)    (26,603)    (57,542)    (71,015)     (9,105)
Obligations under finance leases-non current                8,252       4,215      12,114       8,191       9,342       1,198
Deferred taxation                                           4,574       4,712       5,661       6,312       7,434         953
Minority interests                                          3,945       5,144       5,721       6,544       7,079         908
Shareholders' equity                                       43,481      60,002      78,507      88,260      96,681      12,395

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion should be read in conjunction with "Selected Income Data" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Overview
--------

        The Company, through its predecessor companies and its subsidiaries, has been an established commercial operator of fitness and spa centers in Hong Kong and China since 1986 (see "Company - History"). The Company currently operates sixteen facilities: twelve in Hong Kong and four in China (including one in Macau). Based on the number of the customers of the Company's facilities, management believes that the Company is one of the top providers of fitness facilities and spa and beauty treatment services in Hong Kong and China, with approximately 80,000 customers. The Company offers to its customers, at each location, access to a wide range of U.S.-styled fitness and spa services.

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

         In respect to fitness services, customers are invited to purchase a standard fitness card at a fee currently set at HK$800 (US$103) for one person. The Hong Kong centers from times to times are launching promotion at a special fee of HK$500 (US$64). Each customer will also be charged a monthly due of HK$299 (US$38) for the usage of the fitness centers. In order to fully utilize the facilities, the Company grants a special offer of admission fees at HK$200 (US$26) to off-peak customers.

        In respect to beauty services, the customers may purchase single treatment, or in packages of ten or more treatments, with quantity discounts available. There is a wide range of beauty treatments available at prices ranging from HK$400 (US$51) to HK$13,000 (US$1,670).

        The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

                                                    Years Ended December 31,
                                                   --------------------------
                                                   1999       2000       2001
                                                   ----       ----       ----

Operating Revenues                                100.00%    100.00%    100.00%

Total operating expenses                           89.02%     94.18%     95.26%

Operating income                                   10.98%      5.82%      4.74%

Income before income taxes and minority
Interests                                           9.48%      4.62%      4.01%

Provision for income and deferred taxes             1.95%      1.09%      1.73%

Minority interests                                  0.23%      0.33%      0.14%

Net income                                          7.31%      3.20%      2.15%
                                                  ========   ========   ========

FISCAL YEAR ENDED DECEMBER 31, 2001 COMPARED TO FISCAL YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------
2000
----

        OPERATING REVENUES. The Company's operating revenues showed the continuous growth in the fiscal year ended December 31, 2001 as compared to the fiscal year ended December 31, 2000. Operating revenues for the fiscal year ended 2001 totaled HK$392,097,000 (US$50,269,000) compared to HK$303,312,000
(US$38,887,000) in the fiscal year ended December 31, 2000, representing an increase of 29%.

         With the opening of the Macau center and the Elizabeth House center in October, 2000 and April, 2001 respectively (both of which are solely providing fitness services), operating revenues derived by the Company's fitness services increased 34% to HK$272,756,000 (US$34,969,000) compared to HK$203,759,000
(US$26,123,000) in the fiscal year ended December 31, 2000. Fitness revenues as a percentage of total revenues were 70% in the fiscal year ended December 31, 2001 as compared to 67% in the fiscal year ended December 31, 2000.

        Operating revenues for the Company's beauty treatments totaled HK$119,341,000 (US$15,300,000) compared to HK$99,553,000 (US$12,764,000) in the fiscal year ended December 31, 2000, representing an increase of 20%. Beauty revenues as a percentage of total revenues were 30% in the fiscal year ended December 31, 2001 as compared to 33% in the fiscal year ended December 31, 2000.

        Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$360,388,000 (US$46,204,000), or 92% of total operating revenues in the fiscal year ended December 31, 2001 as compared to HK$284,007,000 (US$36,412,000) or 94% of total operating revenues in the fiscal year ended December 31, 2000.

        Operating revenues derived from the Company's China locations generated HK$31,709,000 (US$4,065,000), or 8% of total operating revenues in the fiscal year ended December 31, 2001 as compared to HK$19,305,000 (US$2,475,000) or 6% of total operating revenues in the fiscal year ended December 31, 2000.

        OPERATING EXPENSES. The Company's operating expenses for the fiscal year ended December 31, 2001 totaled HK$373,495,000 (US$47,884,000) compared to HK$285,653,000 (US$36,623,000) in the fiscal year ended December 31, 2000, representing an increase of 31%. The increase in the operating expenses was primarily due to higher overheads incurred by the Company in following its expansion plan. Total operating expenses, after taking into account all corporate expenses, were 95% of total operating revenue as compared to 94% of last year.

        Operating expenses associated with the Company's Hong Kong locations were HK$329,155,000 (US$42,199,000) in the fiscal year ended December 31, 2001, representing an increase of HK$71,050,000 (US$9,109,000) or 28% as compared to HK$258,105,000 (US$33,091,000) in 2000. Hong Kong operating expenses represented 88% of total operating expenses in the fiscal year ended December 31, 2001 as compared to 90% in 2000. The increase in operating expenses was primarily due to additional expense of HK$40,011,000 (US$5,130,000) incurred by the Elizabeth House center which has not yet commenced operation in 2000. Moreover, additional marketing expenses of HK$7,700,000 (US$987,000) was incurred in association with a new installment program initiating in April, 2001.

        Operating expenses associated with the Company's China locations were HK$44,340,000 (US$5,685,000) in the fiscal year ended December 31, 2001, representing an increase of 61% as compared to HK$27,548,000 (US$3,532,000) in 2000 primarily due to an additional expense of HK$11,713,000 (US$1,502,000) incurred by the Macau center which opened in October 2000. Operating expenses in China represented 12% of total operating expenses in the fiscal year ended December 31, 2001 as compared to 10% in 2000.

        TOTAL NON-OPERATING EXPENSES (INCOME). Total non-operating expenses for the fiscal year ended December 31, 2001 totaled HK$2,860,000 (US$367,000) compared to HK$3,639,000 (US$467,000) in the fiscal year ended December 31, 2000, representing a decrease of 21% mainly due to a goodwill of HK$1,113,000 (US$143,000) being written off in 2000 but there is no expenses of similar nature recorded in 2001.

        PROVISION FOR INCOME TAXES. Provision for income taxes for the fiscal year ended December 31, 2001 totaled HK$6,785,000 (US$870,000) compared to HK$3,312,000 (US$424,000) in 2000, representing an increase of 105%. The effective tax rate of the year was 43.1% as compared with 23.6% of last year, representing an increase of 83%. The increase is mainly due to a write-back of overprovision for taxation of 13.4% in 2000 whereas no such case happened in 2001.

        NET INCOME. The Company's net income for the fiscal year ended December 31, 2001 totaled HK$8,422,000 (US$1,079,000) compared to HK$9,698,000
(US$1,244,000) for the fiscal year ended December 31, 2000, representing a decrease of 13%. The decrease in the net income was mainly due to the narrowing profit margin in the adverse economic condition in the fiscal year ended December 31, 2001.

FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------
1999
----

        OPERATING REVENUES. The Company's operating revenues showed the continuous growth in the fiscal year ended December 31, 2000 as compared to the fiscal year ended December 31, 1999. Operating revenues for the fiscal year ended 2000 totaled HK$303,312,000 (US$38,887,000) compared to HK$253,172,000
(US$32,458,000) in the fiscal year ended December 31, 1999, representing an increase of 20%.

         Operating revenues derived by the Company's fitness services increased 22% to HK$203,759,000 (US$26,123,000) compared to HK$166,917,000 (US$21,400,000)
in the fiscal year ended December 31, 1999. Fitness revenues as a percentage of total revenues were 67% in the fiscal year ended December 31, 2000 as compared to 66% in the fiscal year ended December 31, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions. See Notes to Financial Statements (Note 5 "Short-Term Bank Loans"; Note 6 "Long-Term Bank Loans"; and Note 8 "Obligations under Finance Leases").

        Cash and cash equivalent balances for the fiscal years ended December 31, 2001 and December 31, 2000 were HK$4,787,000 (US$614,000) and HK$1,759,000
(US$226,000) respectively.

        Net cash provided by operating activities were HK$92,074,000 (US$11,804,000), HK$76,854,000(US$9,853,000), and HK$42,618,000 (US$5,464,000)
for fiscal years 2001, 2000, and 1999 respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$70,881,000 (US$9,088,000), HK$78,127,000 (US$10,016,000), and HK$44,612,000 (US$5,719,000) for fiscal years 2001, 2000, and 1999 respectively, primarily as a result of expenditures for property, plant and equipment. Net cash provided (used) in financing activities, which mainly include bank loan repayments, net of proceeds from new bank loans, were HK$(18,164,000) (US$(2,328,000)), HK$81,000 (US$11,000), and HK$3,166,000
(US$406,000) for fiscal years 2001, 2000, and 1999 respectively.

        The Company's long-term loans bear interest rates varying currently from 5.375% to 7.625% per annum. The total balance outstanding as of December 31, 2001 on such loans was HK$15,243,000 (US$1,955,000). The last repayment on the loans is due in 2007. The Company also had various banking facilities available from financial institutions amounting to approximately HK$18,384,000 (US$2,357,000). These facilities were secured by certain leasehold property in Hong Kong owned by the Company's subsidiary (Ever Growth Limited) and a related company (Silver Policy Development Limited), a fixed charge over a subsidiary's machinery and equipment and a floating charge over its other assets (Physical Health Centre (Macau) Limited), fixed deposits owned by the Company's subsidiaries (Physical Health Centre Hong Kong Limited and Physical Health Centre (TST) Limited), and personal guarantees from Mr. Luk.

        Consistent with the general practice of the fitness and spa industry, the Company receives prepaid monthly fees from fitness customers, which are non-refundable, and spa treatment dues from its customers. This practice creates working capital that the Company generally utilizes for working capital purposes. However, the unused portion of the pre-paid monthly fees and spa treatment dues is characterized as deferred income, and further categorized as current portion under current liability and non-current portion under non-current liability, for accounting purposes.

        The Company's trade receivable balance at December 31, 2001, was HK$13,568,000 (US$1,739,000) which is mainly due by banks for the new installment program. The program allows the holders of credit cards issued by certain banks to purchase the Company's fitness and beauty services with the said cards and then enjoy the 12-month interest-free payment by installment arrangements with the banks. The Company offers credit terms varying from 7 days to 14 days to the banks for settlement of the full purchase amounts. The Company has never experienced any significant problems with collection of accounts receivable from its customers. No provision for doubtful receivables is therefore made for the period under review.

        Capital expenditures for fiscal years 2001, 2000 and 1999 were HK$65,931,000 (US$8,453,000), HK$71,934,000 (US$9,222,000) and HK$51,010,000
(US$6,540,000), respectively. The Company believes that cash flow generated from its operations and its existing credit facilities should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company required to be included in
Item 7 are set forth in the Financial Statements Index.

Independent Auditors' Report of William D. Lindberg.                      F-1

Independent Auditors' Report of Moores Rowland                            F-3

Consolidated Statements of Operations for the years ended
December 31, 1999, 2000 and 2001                                          F-4

Consolidated Balance Sheets as of December 31, 2000 and 2001              F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 1999, 2000 and 2001                                          F-6

Consolidated Statements of Stockholders' Equity for the years
ended December 31, 1999, 2000 and 2001                                    F-7

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

                                                         /S/ WILLIAM D. LINDBERG

Costa Mesa, California,
June 30, 1999

                          INDEPENDENT AUDITORS' REPORT
                          AUDITED FINANCIAL STATEMENTS
                           PHYSICAL SPA & FITNESS INC.
                                DECEMBER 31, 2001

Independent Auditors' Report

To the Board of Directors and Stockholders of Physical Spa & Fitness Inc.

We have audited the accompanying consolidated balance sheets of Physical Spa & Fitness Inc. (a Delaware Corporation) and subsidiaries as of December 31, 2000 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2000 and 2001 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

MOORES ROWLAND
CHARTERED ACCOUNTANTS
CERTIFIED PUBLIC ACCOUNTANTS
Hong Kong

Date: March 1, 2002


PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
==================================================================================================================
(In thousands, except share and per share data)

                                                                            YEAR ENDED DECEMBER 31
                                                        ----------------------------------------------------------------
                                                                1999              2000            2001             2001
                                                NOTE         HK$               HK$                 HK$              US$

   OPERATING REVENUES                                        253,172           303,312         392,097           50,269
                                                        -------------     -------------    -------------     -----------

   OPERATING EXPENSES
   Salaries and commissions                                  (70,729)          (88,999)       (113,239)         (14,518)
   Rent and related expenses                                 (63,931)          (74,685)        (95,413)         (12,232)
   Depreciation                                              (33,187)          (41,335)        (56,545)          (7,249)
   Other selling and administrative expenses                 (57,520)          (80,634)       (108,298)         (13,885)
                                                        -------------     -------------    -------------     -----------

   Total operating expenses                                 (225,367)         (285,653)       (373,495)         (47,884)
                                                        -------------     -------------    -------------     -----------

   INCOME FROM OPERATIONS                                     27,805            17,659          18,602            2,385
                                                        -------------     -------------    -------------     -----------

   NON-OPERATING INCOME (EXPENSES)
   Other income, net                                              452               853             778               99
   Interest expenses                                          (4,245)           (3,379)         (3,638)            (466)
   Goodwill write-off                                              -            (1,113)              -                -
                                                        -------------     -------------    -------------     -----------

   Total non-operating expenses                               (3,793)           (3,639)         (2,860)            (367)
                                                        -------------     -------------    -------------     -----------

   INCOME BEFORE INCOME TAXES AND MINORITY
   INTERESTS                                                  24,012            14,020          15,742            2,018

   Income taxes                                   7           (4,933)           (3,312)         (6,785)            (870)
                                                        -------------     -------------    -------------     -----------

  INCOME BEFORE MINORITY INTERESTS                            19,079            10,708           8,957            1,148

  Minority interests                                            (577)           (1,010)           (535)             (69)
                                                        -------------     -------------    -------------     -----------

  NET INCOME                                                  18,502             9,698           8,422            1,079

  Other comprehensive income (loss)
  - Foreign currency translation adjustments                       3                55              (1)               -
                                                        -------------     -------------    -------------     -----------

  COMPREHENSIVE INCOME                                        18,505             9,753           8,421            1,079
                                                        =============     =============    =============     ===========

  Earnings per share of common stock - Basic                    1.85              0.98             0.84            0.11
                                                        =============     =============    =============     ===========

  Number of shares of stock outstanding
    (in thousands)                                            10,000            10,000          10,000           10,000
                                                        =============     =============    =============     ===========

The financial statements should be read in conjunction with the accompanying notes.

                                                       F-4


PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
=========================================================================================================================
(In thousands, except share and per share data)


                                                                      NOTE                  AS OF DECEMBER 31
                                                                                 ----------------------------------------
                                                                                      2000           2001           2001
                                                                                       HK$            HK$            US$
   ASSETS

   CURRENT ASSETS
   Cash and cash equivalents                                                         1,759          4,787           614
   Trade receivables                                                                 4,827         13,568         1,739
   Rental and utility deposits                                                      15,137         21,733         2,786
   Prepayments to vendors and suppliers and other current assets                     6,427          9,380         1,203
   Inventories                                                        3(f)           2,070          2,373           304
   Due from related companies                                        10(d)             915              -             -
                                                                                 ----------     ----------    -----------

   TOTAL CURRENT ASSETS                                                             31,135         51,841         6,646
                                                                                 ----------     ----------    -----------

   Bank deposits, collateralized                                                     3,567          6,935           889
   Due from a stockholder                                            10(c)           2,108         11,695         1,500
   Prepayments for construction-in-progress                                          6,954         11,970         1,535
   Property, plant and equipment, net                                  4           169,167        175,634        22,517
                                                                                 ----------     ----------    -----------

   TOTAL ASSETS                                                                    212,931        258,075        33,087
                                                                                 ==========     ==========    ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
   Due to a related company                                          10(d)               -              5             1
   Short-term bank loans                                               5             8,292          1,769           227
   Long-term bank loans - current portion                              6             7,685         12,462         1,598
   Accounts payable and accrued expenses                                            23,618         20,644         2,647
   Obligations under finance leases - current portion                  8             4,959          5,668           727
   Deferred income - current portion                                                35,873         71,000         9,102
   Deferred liabilities - current portion                                            4,177          4,372           560
   Income taxes payable                                                                757            963           123
   Taxes other than income                                                           3,316          5,973           766
                                                                                 ----------     ----------    -----------

   TOTAL CURRENT LIABILITIES                                                        88,677        122,856        15,751
                                                                                 ----------     ----------    -----------

   Deferred income - non-current portion                                             1,957          6,691           857
   Deferred liabilities -  non-current portion                                       4,886          5,211           668
   Long-term bank loans -  non-current portion                         6             8,104          2,781           357
   Obligations under finance leases - non-current portion              8             8,191          9,342         1,198
   Deferred taxation                                                                 6,312          7,434           953
   Minority interests                                                                6,544          7,079           908

   STOCKHOLDERS' EQUITY:
   Common stock, par value of US$0.001 each,
    100 million shares of stock authorized;
    10 million shares of stock issued and outstanding                                   78             78            10
   Cumulative translation adjustments                                                  174            173            22
   Retained earnings                                                                88,008         96,430        12,363
                                                                                 ----------     ----------    -----------

   TOTAL STOCKHOLDERS' EQUITY                                                       88,260         96,681        12,395
                                                                                 ----------     ----------    -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      212,931        258,075        33,087
                                                                                 ==========     ==========    ===========
The financial statements should be read in conjunction with the accompanying notes.



PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
==================================================================================================================
(In thousands)


                                                                                  YEAR ENDED DECEMBER 31
                                                                  -------------------------------------------------------
                                                                       1999           2000           2001          2001
                                                                        HK$            HK$            HK$           US$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           18,502          9,698          8,422         1,079

Adjustments to reconcile net income to net cash provided by operating activities:

    Minority interests                                                  577          1,010            535            69
    Depreciation                                                     33,187         41,335         56,545         7,249
    Loss on disposal of property, plant and equipment                   196            774          2,853           366
    Goodwill on acquisition of further interests in
      subsidiaries written off                                            -          1,113              -             -

Changes in working capital:
    Trade receivables                                                 3,469           (932)        (8,741)       (1,121)
    Deposits, prepayments and other current assets                   (4,320)        (2,183)        (9,549)       (1,224)
    Inventories                                                         (47)           481           (303)          (38)
    Due form related companies                                           40          7,458            920           118
    Due from a stockholder                                              294          2,002              -             -

    Accounts payable and accrued expenses                            (3,062)         5,318         (2,974)         (381)
    Deferred income                                                  (6,271)        14,003         39,861         5,110
    Deferred liabilities                                              2,949          1,226            520            66
    Income taxes payable                                              1,925         (5,234)           206            26
    Taxes other than income                                          (5,770)           134          2,657           341
    Deferred taxation                                                   949            651          1,122           144
                                                                  ----------     ----------     ----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            42,618         76,854         92,074        11,804
                                                                  ----------     ----------     ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Prepayments for construction-in-progress                           6,147         (6,487)        (5,016)         (643)
   Acquisition of property, plant and equipment                     (51,010)       (71,934)       (65,931)       (8,453)
   Acquisition of further interests in subsidiaries from
     minority interests                                                   -         (1,300)             -             -
   Sales proceeds from disposal of property, plant and equipment        251          1,594             66             8
                                                                  ----------     ----------     ----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                               (44,612)       (78,127)       (70,881)       (9,088)
                                                                  ----------     ----------     ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in bank deposits                                         (3,522)           (45)        (3,368)         (432)
   Due from a stockholder                                                 -              -         (9,587)       (1,229)
   Proceeds from (Settlement of) short-term bank loans                2,374           (314)        (6,523)         (836)
   Proceeds from long-term bank loans                                 1,000         17,000         10,287         1,319
   Repayment of long-term bank loans                                 (4,408)        (8,649)       (10,833)       (1,389)
   Assumption of finance lease obligations                           14,753          1,300          8,875         1,138
   Capital element of finance lease rental payments                  (7,031)        (5,011)        (7,015)         (899)
   Repayment of loans from minority shareholders of subsidiaries          -         (4,200)             -             -
                                                                  ----------     ----------     ----------    -----------

 NET CASH PROVIDED (USED IN) BY  FINANCING ACTIVITIES                 3,166             81        (18,164)       (2,328)
                                                                  ----------     ----------     ----------    -----------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  3             55             (1)            -
                                                                  ----------     ----------     ----------    -----------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 1,175         (1,137)         3,028           388

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       1,721          2,896          1,759           226
                                                                  ----------     ----------     ----------    -----------

 CASH AND CASH EQUIVALENTS AT END OF YEAR                             2,896          1,759          4,787           614
                                                                  ==========     ==========     ==========    ===========

The financial statements should be read in conjunction with the accompanying notes.

                                       F-6

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
==================================================================================================================
(In thousands)

                                                                                           CUMULATIVE
                                                                            RETAINED       TRANSLATION
                                                 COMMON STOCK               EARNINGS        ADJUSTMENTS          TOTAL
                                          ----------------------------    ------------   -----------------   -----------
                                   NOTE       NUMBER              HK$          HK$             HK$                HK$
   Balance as of January 1, 1999             10,000,000            78         59,808                 116         60,002

   Net income                                         -             -         18,502                   -         18,502
   Translation adjustment                             -             -              -                   3              3
                                          --------------  ------------   -------------   ----------------    -----------

   Balance as of December 31,
   1999                                      10,000,000            78         78,310                 119         78,507

   Net income                                         -             -          9,698                   -          9,698
   Translation adjustment                             -             -              -                  55             55
                                          --------------  ------------   -------------   ----------------    -----------

   Balance as of December 31,
   2000                                      10,000,000            78         88,008                 174         88,260

   Net income                                         -             -          8,422                   -          8,422
   Translation adjustment                             -             -              -                  (1)            (1)
                                          --------------  ------------   -------------   ----------------    -----------

   BALANCE AS OF DECEMBER 31,
   2001                                      10,000,000            78         96,430                 173         96,681
                                          ==============  ============   =============   ================    ===========


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

         The details of Physical Holdings and the Operating Subsidiaries and their principal activities as of the date of this report are summarized below:

                                                                                   EQUITY INTEREST
                                      DATE OF ACQUISITION/    PLACE OF                OWNED BY THE        PRINCIPAL
          NAME OF COMPANY             FORMATION               INCORPORATION             COMPANY           ACTIVITIES
                                                                                  Direct      Indirect
          Physical Holdings           March 8, 1996                  BVI             100%       -         Investment
                                                                                                          holding

          Ever Growth Limited         September 29, 1994              HK             -          100%      Property
          ("Ever Growth")                                                                                 holding

          Jade Regal Holdings         March 15, 1996                 BVI             -          100%      Investment
          Limited                                                                                         holding


1.       ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

                                                                                    EQUITY INTEREST
                                      DATE OF ACQUISITION/    PLACE OF                OWNED BY THE        PRINCIPAL
          NAME OF COMPANY             FORMATION               INCORPORATION             COMPANY           ACTIVITIES
                                                                                  Direct      Indirect

          Physical Beauty Centre      September 14, 2001             HK              -          100%      Will operate
          (Central) Limited                                                                               a beauty
                                                                                                          centre in HK

          Physical Health Centre      March 15, 1996                 HK              -          100%      Investment
          (Dalian) Limited                                                                                holding
          ("Physical Dailan")

          Physical Health Centre      December 1, 1998               HK              -          100%      Operating a
          (E House) Limited                                                                               fitness
                                                                                                          centre in HK

          Physical Health Centre      December 31, 2001              HK              -          100%      Will operate
          (Kornhill) Limited                                                                              a Fitness
                                                                                                          Centre in HK

          Physical Health Centre      March 21, 1997                 HK              -          100%      Investment
          (Macau) Limited                                                                                 holding

          Physical Health Centre      May 30, 2001                   HK              -          100%      Will operate
          (PM) Limited                                                                                    a Fitness
                                                                                                          Centre in HK

          Physical Health Centre      April 15, 1996                 HK              -          100%      Investment
          (Shenzhen) Limied                                                                               holding
          ("Physical Shenzhen")

          Physical Health Centre      November 18, 1998              HK              -          100%      Operating a
          (TST) Limited ("Physical                                                                        Fitness
          TST")                                                                                           Centre in HK

          Physical Health Centre      September 8, 1997              HK              -          100%      Operating a
          (Tsuen Wan) Limited                                                                             Fitness
          ("Physical Tsuen Wan")                                                                          Centre in HK

          Physical Health Centre      September 29, 1994             HK              -          100%      Operating a
          (Tuen Mun) Limited                                                                              fitness
          ("Physical Tuen Mun")                                                                           centre in HK





1.       ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

                                                                                     EQUITY INTEREST
                                      DATE OF ACQUISITION/    PLACE OF                OWNED BY THE        PRINCIPAL
          NAME OF COMPANY             FORMATION               INCORPORATION              COMPANY          ACTIVITIES
                                                                                   Direct     Indirect

          Physical Health Centre      March 2, 1990                  HK              -          91.4%     Operating 3
          Hong Kong Limited                                                                               Fitness
                                                                                                          Centres, 1
                                                                                                          fitness
                                                                                                          centre and
                                                                                                          2 beauty
                                                                                                          centres in HK

          Proline Holdings Limited    September 28, 1994             BVI             -          100%      Investment
                                                                                                          holding

          Regent Town Holdings        September 20, 1993             BVI             -          100%      Investment
          Limited ("Regent Town")                                                                         holding

          Physical Health Centre      September 28, 1994             HK              -          100%      Investment
          (Shanghai) Limited                                                                              holding
          (Formerly known as
          Shanghai Physical
          Ladies' Club Company
          Limited)

          Star Perfection Holdings    April 15, 1996                 BVI             -          100%      Investment
          Limited                                                                                         holding

          Supreme Resources           September 29, 1994             HK              -          100%      Operating a
          Limited ("Supreme")                                                                             beauty
                                                                                                          centre in HK

          Su Sec Pou Physical         August 18, 1997                Macau           -          100%      Operating a
          Health Centre (Macau),                                                                          fitness
          Limited ("Physical                                                                              centre in
          Macau")                                                                                         Macau

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

         According to the directors, the Group has verbally agreed with the Chinese enterprise to terminate the JV contract even though no formal notice has yet been submitted to the PRC authority. The directors also consider that the Group will not suffer penalties nor financial losses upon the termination of the JV.

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

         According to the directors, the Group has verbally agreed with the Chinese enterprise to terminate the JV contract even though no formal notice has yet been submitted to the PRC authority. The directors also consider that the Group will not suffer penalties nor financial losses upon the termination of the JV.

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

         The financial statements are presented in Hong Kong dollars which is the Group's functional currency because the Group's operations are primarily located in Hong Kong. For illustrative purposes, the exchange rate adopted for the presentations of financial information as of and for the year ended December 31, 2001 has been made at HK$7.8 to US$1.00. No representation is made that the HK$ amount could have been, or could be, converted into United States Dollars at that rate on December 31, 2001 or at any other rate.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a)       PRINCIPLES OF CONSOLIDATION
                  The consolidated financial statements include the financial information of the Company, its majority-owned and controlled subsidiaries and joint ventures. All material intercompany balances and transactions have been eliminated on consolidation.

         b)       PREPARATION OF FINANCIAL STATEMENTS
                  The Group has a negative working capital of HK$57,542 and HK$71,015 as of December 31, 2000 and 2001 respectively. These conditions raise doubt about the Group's ability to continue as a going concern.

                  Continuation of the Group as a going concern is dependent upon obtaining additional working capital in the future. The Principal Stockholder has undertaken to make available adequate funds to the Group as and when required to maintain the Group as a going concern. As a result, the financial statements have been prepared in conformity with the principles applicable to a going concern.

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

         e)       GOODWILL ON CONSOLIDATION
                  Goodwill arising on consolidation, being the excess of the purchase consideration payable at the time of acquisition of the subsidiaries over the fair values of the net underlying assets acquired, is recognised as an expense in the period it arises. However, see Note 3(s) below.

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

                                                             AS OF DECEMBER 31
                                                      ---------------------------------
                                                         2000         2001        2001
                                                          HK$          HK$         US$
              Beauty products for
              treatment                                 1,300        1,392         178
              Beauty products for sale                    770          981         126
                                                      --------    ---------    --------

                                                        2,070        2,373         304
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

                  Depreciation is provided on the cost of the assets on a straight-line basis over their estimated useful lives as set out in note 3(g) above. Finance charges implicit in the purchase payments are charged to the statement of operations over the periods of the contracts so as to produce an approximately constant periodic rate of charge on the remaining balances of the obligations for each accounting period.

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         s)       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
                  In March 2001, the Financial Accounting Standards Board issued FIN No. 44, "Accounting for certain transactions involving stock compensation". FIN No. 44 provides guidance for applying APB Opinion No. 25, "Accounting for stock issued to employees". With certain exceptions, FIN No. 44 applies prospectively to new awards, exchange of awards in a business combination, after July 1, 2001. The implementation of FIN No. 44 did not have a material effect on the Group's results of operations as no stock options were granted to employees up to the balance sheet date.

                  In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business combinations" and SFAS No. 142, "Goodwill and other intangible assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 121, "Accounting for the impairment of long-lived assets and long-lived assets to be disposed of". The provisions of SFAS No. 141 are effective immediately, except with regard to business combinations initiated prior to July 1, 2001. SFAS No. 142 will be effective as of January 1, 2002. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized prior to the adoption of SFAS No.
                  142. At this time, the management believe that the adoption of either of these statements will not have a material effect on on the Group's consolidated financial position, results of operations and cash flows.

                  In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Asset Retirement Obligations". SFAS No. 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, it requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The implementation of SFAS No. 143 did not have a material effect on the Group's consolidated financial position, results of operations and cash flows.

                  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS 121. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are applied prospectively. At this time, the management believe that the adoption of this statement will not have a material effect on on the Group's consolidated financial position, results of operations and cash flows.

                  In November 2001, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached consensus on Issue 01-9, "Accounting for consideration given by a vendor to a customer or a reseller of the vendor's products". The issue provides guidance on accounting for certain payments made by a vendor of goods and services to a customer. Under certain conditions, amount paid to customers are required to be shown as a reduction in the corresponding revenues recorded from those customers, rather than be shown as expenses in the income statement. EITF 01-9 is generally effective for fiscal years or interim periods beginning after December 15, 2001. Management of the Company is in the process of assessing the impact that implementing EITF 01-9 will have on the consolidated financial statements.

4.       PROPERTY, PLANT AND EQUIPMENT, NET

                                                                    As of December 31
                                                 -----------------------------------------------
                                                        2000             2001              2001
                                                         HK$              HK$               US$

        Land and buildings                             3,137              3,137             402
        Leasehold improvements                       112,156            133,152          17,070
        Machinery and equipment                      135,551            158,874          20,368
        Furniture and fixtures                        35,337             44,646           5,724
        Computers                                      4,347              4,833             620
        Motor vehicles                                 4,992              5,972             766
        Less: Accumulated depreciation              (126,353)          (174,980)        (22,433)
                                                 ------------      --------------    -----------

        Net book value                               169,167            175,634          22,517
                                                 ============      ==============    ===========

         As of December 31, 2001, the cost and accumulated depreciation of PPE held under finance leases amounted to approximately HK$23,305 (2000:
         HK$22,844) and HK$11,512 (2000: HK$11,348) respectively.

5.       SHORT-TERM BANK LOANS

         The short-term bank loans are collateralized and repayable within one year. Please refer to Note 6 for details of collateral for such facilities.

         Supplemental information with respect to the short-term bank loans was as follows:

                                                                                        Year ended December 31
                                                                       ------------------------------------------------
                                                                               1999             2000              2001

        Maximum amount outstanding during the years                        HK$8,452         HK$8,292         HK$13,102

        Average amount outstanding during the years                        HK$6,432         HK$4,973          HK$4,749

        Weighted average interest rate at the end of the years                  11%               8%                5%

        Weighted average interest rate during the years                         11%               9%                6%

6.       LONG-TERM BANK LOANS

         The Group obtained various lines of credit under banking facilities which aggregated HK$34,662 as of December 31, 2001 from creditworthy commercial banks in HK and PRC to finance its operations. These loans were collateralized by certain of the assets of the Group and its stockholders. As of December 31, 2001, the loans consist of the following:

             PRINCIPAL           INTEREST RATE              MATURITY
                HK$

                 4,796           HK$ prime + 1.5%           Within one year
                 3,769           6.65%                      Within one year
                 1,018           HK$ prime + 2.5%           Within one year
                 3,610           HK$ prime + 0.25%          Serially from 2002 to 2003
                 2,050           HK$ prime + 1.5%           Serially from 2002 to 2007
           ------------

                15,243
           ============

         Aggregate maturities of the long-term bank loans are as follows:

             PRINCIPAL                 PAYABLES DURING THE FOLLOWING PERIODS
                  HK$

                12,462                 2002
        ---------------

                 1,451                 2003
                   360                 2004
                   360                 2005
                   360                 2006
                   250                 2007
        ---------------

                 2,781
        ---------------

                15,243
        ===============

         The collateral of the loans include:

         (i)      leasehold property in Hong Kong owned by Ever Growth;

         (ii)     fixed deposits owned by Physical Hong Kong and Physical TST;

         (iii)    leasehold property in Hong Kong owned by a related company;

         (iv)     personal guarantees from the Principal Stockholder; and

         (v) a fixed charge over Physical Macau's machinery and equipment and a floating charge over its other assets.

7.       INCOME TAXES

         Reconciliation to the expected statutory tax rate in Hong Kong of 16.0% (2000: 16% AND 1999: 16%) is as follows:

                                                                                 Year ended December 31
                                                                       -----------------------------------
                                                                           1999         2000         2001
                                                                              %            %            %

        Weighted average statutory rate                                    16.0         16.0         16.0
        Tax effect of net operating losses                                  2.6         11.7         13.2
        Tax effect of timing differences                                      -          9.8         13.9
        Effect of prior year adjustments                                    2.3            -            -
        Write back of overprovision for taxation in prior years               -        (13.4)           -
        Others                                                             (0.4)        (0.5)           -
                                                                       ---------    ---------    ---------

        Effective rate                                                     20.5         23.6         43.1
                                                                       =========    =========    =========

         Income tax expense is comprised of the following:

                                                              Year ended December 31
                                              ----------------------------------------------
                                                  1999        2000         2001        2001
                                                  HK$          HK$          HK$         US$

        Current taxes                            3,984       2,661        5,663         726
        Deferred taxes                             949         651        1,122         144
                                              ---------    --------    ---------    --------

        Income tax expense                       4,933       3,312        6,785         870
                                              =========    ========    =========    ========

         The Group is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which it is domiciled and operates.

         The Hong Kong subsidiaries are subject to Hong Kong profits tax at a rate of 16% (2000 AND 1999: 16%).

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

         The Group imported beauty products from suppliers in Hong Kong into the PRC for beauty treatment and sales to its customers. Under the prevailing PRC rules and regulations governing imports into the PRC, the Group is required to make import declarations and to pay various taxes including, inter alia, customs duty, consumption tax and value-added tax, on such imports. The Group faced further penalty, additional to the original amount of taxes payable, up to a maximum amount equivalent to three times of the original amount of taxes payable, had the Group been found in breach of any of such rules and regulations.

         Since the Group commenced its business operation in the PRC, the Group has not made any import declaration nor paid any of the taxes due for such imports. The Directors have represented that the suppliers have undertaken to the Group that they would reimburse the Group for such payments had such payments been found necessary.

         As of the balance sheet date, the Group is potentially liable to make good in aggregate an amount of HK$11,388 (2000: HK$10,615), of which an amount of HK$5,728 (2000: HK$3,101) has been provided for as taxes other than income and as account receivable in the liabilities and assets respectively. No further provision has been made for the difference which amounted to HK$5,660 (2000: HK$7,514) and any potential amount of penalty which might be imposed. In this respect, the directors are of the opinion that the probability that such potential liabilities will be crystallised would be remote.

         As also stated in Note 10 to the financial statements, the Principal Stockholder has undertaken to indemnify the Group against any contingent liabilities including tax liabilities and claims that may result from the operating activities of the Group in Hong Kong, the PRC and elsewhere occurring prior to the balance sheet date. Had any payments be found necessary, the payments made by the Principal Stockholder will be recorded as expenses in the Group's financial statements with a corresponding credit to contributed (paid-in) capital in accordance with the stipulations as mentioned in the Staff Accounting Bulletin Topic 5-T.

8.       OBLIGATIONS UNDER FINANCE LEASES

         Physical HK and Physical TST lease fitness equipment and motor vehicles under several finance leases. The scheduled future minimum lease payments were as follows:

                                                                                    As of December 31
                                                                              ---------------------------
                                                                                     2000           2001
                                                                                      HK$            HK$
        Payable during the following period:
            Within one year                                                         6,679          8,079
            Over one year but not exceeding two years                               4,667          6,979
            Over two years but not exceeding three years                            3,763          4,443
            Over three years but not exceeding four years                           3,763            627
            Over four years but not exceeding five years                              627              -
            Thereafter                                                                  -              -
                                                                              ------------    -----------

        Total minimum lease payments                                               19,499         20,128

        Less: Amount representing interest                                         (6,349)        (5,118)
                                                                              ------------    -----------

        Present value of net minimum lease payments                                13,150         15,010
                                                                              ============    ===========

9.       COMMITMENTS

         CAPITAL EXPENDITURE COMMITMENTS
                                                                                    As of December 31
                                                                              ---------------------------
                                                                                    2000            2001
                                                                                     HK$             HK$

        Contracted but not provided net of deposit paid in the
            financial statements                                                  16,667          31,554
                                                                              ============    ===========

       COMMITMENTS UNDER OPERATING LEASES
         The Group had outstanding commitments not provided for under non-cancellable operating leases in respect of land and buildings, the portion of these commitments which are payable in the following periods is as follows:

                                                                                     As of December 31
                                                                               ---------------------------
                                                                                      2000           2001
                                                                                       HK$            HK$
        Payable during the following periods:
            Within one year                                                         66,004        106,076
            Over one year but not exceeding two years                               71,023         96,038
            Over two years but not exceeding three years                            50,499         72,052
            Over three years but not exceeding four years                           33,303         27,529
            Over fours years but not exceeding five years                           15,859         22,041
            Thereafter                                                              44,346        102,222
                                                                               ------------    -----------

        Total operating lease commitments                                          281,034        425,958
                                                                               ============    ===========
                                      F-21

10.      RELATED PARTY TRANSACTIONS

         The Group had the following transactions with related companies:

                                                                          Year ended December 31
                                                                 --------------------------------
                                                                    1999        2000        2001
                                                                     HK$         HK$         HK$

        Rental of a director's quarter                               720       1,080       1,440
        Purchase of beauty and fitness equipment                     444           -           -

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

         c) The Group made certain advances to the Principal Stockholder during the years. The balance due to the Group as at December 31, 2001 was HK$11,695. Under an agreement with the Group, the Principal Stockholder has pledged 1,500,000 shares of the Company's stock as collateral.

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

11.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                    Year ended December 31
                                       -----------------------------------------
                                            1999            2000           2001
                                             HK$             HK$            HK$
        Cash paid for:
            Interest expense               4,245           3,379          3,638
            Income taxes                   2,059           7,895          5,457

12.      OTHER SUPPLEMENTAL INFORMATION

         The following items are included in the consolidated statements of operations:

                                                                                Year ended December 31
                                                                   -----------------------------------------
                                                                        1999            2000           2001
                                                        NOTE             HK$             HK$            HK$
        Foreign exchange gain                               a              8              47             31
        Interest expense on:
            Finance leases                                             2,346           1,961          2,176
            Overdrafts and bank loans                                  1,846           1,351            912
            Others                                                        53              67            550
        Interest income                                     a             53             332            378
        Sales taxes                                         b            748             843          1,150
        Advertising and marketing expenses                  c         15,323          28,534         35,321
        Rental expenses under operating leases                        47,249          56,484         70,382

         a) Foreign exchange gain and interest income are included in "Other income (expenses), net" in the Consolidated Statements of Operations.

         b) Sales tax is deducted from "Operating revenue" in the Consolidated Statements of Operations.

         c) Advertising and marketing expenses are included in "Other selling and administrative expenses" in the Consolidated Statements of Operations.

13.      POST BALANCE SHEET EVENTS

         Subsequent to the balance sheet date, the Group has obtained additional banking facilities of HK$15,478 from creditworthy commercial banks in HK to finance its expansion. These facilities are mainly collateralized by personal guarantee from its stockholders. Up to the date of financial statements, additional bank loans of HK$12,398 have been drawndown under these facilities.

14.      DISTRIBUTION OF PROFIT

         In the opinion of management, any undistributed earnings of Physical Holdings and the Operating Subsidiaries will be reinvested indefinitely.

15.      RETIREMENT PLAN

         The Group did not operate any retirement plan before December 2000. Following the implementation of the Mandatory Provident Fund ("MPF") in Hong Kong with effect from December 2000, the Group operates two Mandatory Provident Fund ("MPF") plans for its Hong Kong employees. The assets of the MPF plans are held separately from those of the Group in two provident funds managed by independent trustees. The Group is required to make contributions to the MPF since January 2001 and accordingly, no pension expenses have been incurred by the Group during the years ended December 31, 2000.

16.      STOCK OPTION PLAN

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

17.      OPERATING RISKS

         a)       CONCENTRATION OF SUPPLIERS

                  The Group purchases beauty products from a number of suppliers. Details of individual suppliers accounting for more than 10% of the Group's purchases are as follows:

                                                                            Year ended December 31
                                                                ----------------------------------------
                                                                    1999            2000           2001
                                                                       %               %              %
                  Hope Key Development Limited                       64%             41%            39%
                  Kingstar International Trading Limited             N/A             20%            23%

         b)       CONCENTRATION OF CREDIT RISK

                  None of the sales to the customers accounted for more than 10% of the Group's turnover for the three year ended December 31, 1999, 2000 and 2001.

18.      REPORT ON SEGMENT INFORMATION

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

         Information concerning consolidated operations by business segment and geographic area is presented in the tables below and on the following pages:

         CONSOLIDATED OPERATIONS BY BUSINESS SEGMENT
                                                                              YEAR ENDED DECEMBER 31
                                                            -----------------------------------------------------------
                                                                   1999            2000           2001            2001
                                                                    HK$             HK$            HK$             US$
        Operating revenues
            - Physical fitness                                  166,917         203,758        272,756          34,969
            - Beauty treatments                                  86,225          99,553        119,341          15,300
            - Others                                                 30               1              -               -
                                                            ------------    ------------    -----------     -----------

                                                                253,172         303,312        392,097          50,269
                                                            ============    ============    ===========     ===========

        Operating profit
            - Physical fitness                                   14,832           7,082          5,235             671
            - Beauty treatments                                   3,670           2,616          3,187             408
                                                            ------------    ------------    -----------     -----------

                                                                 18,502           9,698          8,422           1,079
                                                            ============    ============    ===========     ===========

                                                                              YEAR ENDED DECEMBER 31
                                                            -----------------------------------------------------------
                                                                   1999            2000           2001            2001
                                                                    HK$             HK$            HK$             US$

        Depreciation
            - Physical fitness                                   20,879          28,230         43,815           5,617
            - Beauty treatments                                  12,308          13,105         12,730           1,632
                                                            ------------    ------------    -----------     -----------

                                                                 33,187          41,335         56,545           7,249
                                                            ============    ============    ===========     ===========

        Total assets
            - Physical fitness                                  117,263         114,983        139,363          17,867
            - Beauty treatments                                  68,868          97,948        118,712          15,220
                                                            ------------    ------------    -----------     -----------

                                                                186,131         212,931        258,075          33,087
                                                            ============    ============    ===========     ===========

        Property, plant and equipment additions
            - Physical fitness                                   41,656          60,410         56,239           7,210
            - Beauty treatments                                   9,354          11,524          9,692           1,243
                                                            ------------    ------------    -----------     -----------

                                                                 51,010          71,934         65,931           8,453
                                                            ============    ============    ===========     ===========


18.      REPORT ON SEGMENT INFORMATION (CONTINUED)

         CONSOLIDATED OPERATIONS BY GEOGRAPHIC AREA

                                                                              YEAR ENDED DECEMBER 31
                                                            -----------------------------------------------------------
                                                                1999            2000            2001            2001
                                                                 HK$             HK$            HK$             US$
         Operating revenues
             - Hong Kong                                       238,096         284,007         360,388          46,204
             - PRC                                              15,076          19,305          31,709           4,065
                                                            ------------    ------------    -----------     -----------

                                                               253,172         303,312         392,097          50,269
                                                            ============    ============    ===========     ===========

         Operating profit (loss)
             - Hong Kong                                        25,851          19,959          24,107           3,090
             - PRC                                              (3,157)         (6,101)        (12,425)         (1,593)

         Interest income                                            53             332             378              48
         Interest expenses                                      (4,245)         (3,379)         (3,638)           (466)
         Goodwill write-off                                          -          (1,113)              -               -
                                                            ------------    ------------    -----------     -----------

         Net income                                             18,502           9,698           8,422           1,079
                                                            ============    ============    ===========     ===========

         Segment assets
             - Hong Kong                                       154,482         156,815         200,485          25,703
             - PRC                                              31,649          56,116          57,590           7,384
                                                            ------------    ------------    -----------     -----------

                                                               186,131         212,931         258,075          33,087
                                                            ============    ============    ===========     ===========


19.      QUARTERLY CONSOLIDATED FINANICAL DATA (UNAUDITED)

        2001
        ----
                                                                             QUARTER
                                            ---------------------------------------------------------------------------
                                                   FIRST              SECOND                THIRD              FOURTH
                                                     HK$                 HK$                  HK$                 HK$
        Operating revenues                        83,079             105,725              106,914              96,379
        Operating expenses                       (81,072)            (97,031)             (96,530)            (98,862)
                                            --------------      --------------       --------------      --------------

        Income from operations                     2,007               8,694               10,384              (2,483)
        Non-operating expenses                    (1,002)             (1,040)                (773)                (45)
                                            --------------      --------------       --------------      --------------

        Income before income taxes and
          minority interests                       1,005               7,654                9,611              (2,528)
        Income taxes                              (1,051)             (2,436)              (1,756)             (1,542)
        Minority interests                          (137)               (841)                (466)                909
                                            --------------      --------------       --------------      --------------

        Net (loss) income                           (183)              4,377                7,389              (3,161)
                                            ==============      ==============       ==============      ==============

        (Loss) Earnings per share of
          common stock
        - Basic                                    (0.02)               0.44                 0.74               (0.32)
                                            ==============      ==============       ==============      ==============

        2000
                                                                             Quarter
                                            ---------------------------------------------------------------------------
                                                    First             Second                Third              Fourth
                                                      HK$                HK$                  HK$                 HK$

        Operating revenues                        67,378              72,740               83,117              80,077
        Operating expenses                       (61,285)            (64,919)             (75,748)            (83,701)
                                            --------------      --------------       --------------      --------------

        Income from operations                     6,093               7,821                7,369              (3,624)
        Non-operating expenses                      (818)               (448)                (528)             (1,845)
                                            --------------      --------------       --------------      --------------

        Income before income taxes and
          minority interests                       5,275               7,373                6,841              (5,469)
        Income taxes                              (1,059)             (1,347)              (1,756)                850
        Minority interests                          (127)               (545)                  97                (435)
                                            --------------      --------------       --------------      --------------

        Net income (loss)                          4,089               5,481                5,182              (5,054)
                                            ==============      ==============       ==============      ==============

        Earnings (Loss) per share of
          common stock
        - Basic                                     0.41                0.55                 0.52               (0.51)
                                            ==============      ==============       ==============      ==============

                                                   F-26

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

         There have been no other past disagreements between the Registrant and William Lindberg, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure for the fiscal years ended December 31, 1996, December 31, 1997, and December 31, 1998.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

        The officers and directors of the Company, their ages and present positions held with the Company are as follows:

    NAME                      AGE          POSITIONS WITH THE COMPANY
    ----                      ---          --------------------------

Ngai Keung Luk (Serleo)        45          Chairman of the Board of Directors,
                                           Chief Executive Officer

Yuk Wah Ho                     46          President and Director

Robert Chui                    45          Chief Financial Officer and Director

Darrie Lam                     38          Executive Vice President, Secretary
                                             and Director

Yat Ming Lam                   44          Director

Allan Wah Chung Li             44          Director

        The following is a brief summary of the background of each director, executive officer and key employees of the Company:

         NGAI KEUNG LUK (SERLEO), CHIEF EXECUTIVE OFFICER, CHAIRMAN. Mr. Luk has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since October, 1996. He is the founder of its predecessor companies and has over sixteen years' experience in the physical health service business. Mr. Luk was previously employed as a trader on the floor of the Hong Kong gold exchange. Mr. Luk is a controlling shareholder of the Company and owns beneficially approximately 80% of the Company's Common Stock (see "Principal Shareholders").

         YUK WAH HO, PRESIDENT, DIRECTOR. Ms. Ho has over twenty years' experience in beauty and skin care and has attended various international beauty workshops held in Europe. Ms. Ho holds many certificates in beauty therapy, skin care, and cosmetic applications from France, England, Taiwan and Hong Kong, including Rene Guinot, Germain de Cappucini, and Sothy's. Ms. Ho is responsible for the business development and staff training of the Company's beauty treatment business. Ms. Ho is the wife of Mr. Luk.

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

         DARRIE LAM HAU YIN, EXECUTIVE VICE PRESIDENT, SECRETARY, DIRECTOR. Ms. Lam has been a Vice-President and Secretary of the Company since October, 1996. Ms. Lam is a fellow member of the Hong Kong Society of Accountants and a fellow member of the Chartered Association of Certified Accountants (UK). She joined the Company in 1994 and before that she worked with a major Hong Kong listed company, Wharf Group, as a Financial Analyst. Ms. Lam is responsible for the Company's secretarial affairs, finance and administration functions. Ms. Lam received a MBA degree from the University of Manchester, U.K.

         YAT MING LAM, DIRECTOR. Mr. Lam has been a Director of the Company since August, 1997. In the past year, Mr. Lam has run his own business in China. Previously, Mr. Lam was employed as a Sales Manager with Fitness Concept Leisure Supplies Ltd., one of the leading fitness equipment and product suppliers.

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

         LAM WAI KEE, GENERAL MANAGER. Mr. Lam holds a Diploma in Business Management awarded by the Hong Kong Management Association. Prior to joining the Company in October, 1997, Mr. Lam was the Director and General Manager of Fitness Concept Leisure Supplies Ltd., one of the leading fitness equipment and product suppliers. Mr. Lam is responsible for the Company's fitness operation in both Hong Kong and China branches.

         LAM LING, GENERAL MANAGER, BEAUTY. Ms. Lam holds an ITEC Aesthetician Diploma, Fingertip Accupuncture Certiciate - Hong Kong, Theory & Practice of Aesthetic Diploma - Cananda and Diploma of Cosmetology - USA. Prior to joining the Company in June, 1996, Ms. Lam was the General Manager of Golden Maple Leaf Foundation Management Ltd. Ms. Lam is responsible for the Company's beauty operation in both Hong Kong and China branches.

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

         GILLIAN LOUISE HOLLOWAY, SENIOR FITNESS MANAGER. Ms. Holloway is a member of the Association for Fitness Professionals. Ms. Holloway obtained the qualifications of Certified Aerobics Instructor and Certified Personal Trainer issued by the American Council on Exercise. Ms. Holloway joined the Company in 1991 and is responsible for the Company's fitness training services and customer relationship. Ms. Holloway received a Graduate Certificate in Recreation and Sports Management issued by the Victoria University, Australia.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal years 2001, 2000 and 1999 by those persons who served as Chief Executive Officer and any Named Executive Officer who received compensation in excess of $100,000 during such years.


                        SUMMARY COMPENSATION TABLE (US$)


Name and Principal Position                 Year     Salary(1)                  Annual Awards(2)
---------------------------                 ----     ---------         -----------------------------------
                                                                       Bonus (3)    Other compensation (4)
                                                                       --------     ----------------------
Ngai Keung Luk, CEO, Chairman               2001     385,000              -                185,000
                                            2000     385,000              -                138,000
                                            1999     387,000              -                 92,000
Jill Bodnar, former President (5)           2001       -                  -                   -
                                            2000     45,000              4,900                -
                                            1999     75,000              3,900                -

Yuk Wah Ho, President, COO                  2001     304,000              -                   -
                                            2000     213,000              -                   -


(1) No officers received or will receive any bonus or other annual compensation other than salaries during fiscal year 2001, other than stated above. The table does not include any amounts for personal benefits extended to officers of the Company, such as the cost of automobiles, life insurance and supplemental medical insurance, because the specific dollar amounts of such personal benefits cannot be ascertained. Management believes that the value of non-cash benefits and compensation distributed to executive officers of the Company individually or as a group during fiscal year 2001 did not exceed the lesser of US$50,000 or ten percent of such officers' individual cash compensation or, with respect to the group, US$50,000 times the number of persons in the group or ten percent of the group's aggregate cash compensation.

(2)      No officers received or will receive any long term incentive plan
         (LTIP) payouts or other payouts during fiscal year 2001.

(3)      Bonus awarded based on performance.

(4) Other compensation for Mr. Luk included an allowance for Mr. Luk's living accommodations. The yearly allowance of HK$1,440,000 (US$185,000) and HK$1,080,000 (US$138,000) respectively for the fiscal years 2001 and 2000, represents 100% (2001) and 75% (average for 2000) of the fair market rent of the property owned by a related company, Silver Policy Development Limited. Up to June 2000, the remaining portion is shared by another related company, Williluck International Limited. Mr. Luk and his wife are the shareholders and directors of both Silver Policy Development Limited and Williluck International Limited. The current market rent of the property, which is exclusively used for residential purpose by Mr. Luk and his family, is HK$120,000 (US$15,400) per month effective November, 1997. Up to June 2000, the Company and Williluck International Limited each paid HK$60,000 (US$7,700) per month to Silver Policy Development Limited. Starting July 2000, the Company paid the full amount of HK$120,000 (US$15,400) per month to Silver Policy Development Limited. Yearly allowance to Mr. Luk is recorded on the Company's books as HK$1,440,000 (US$185,000) in 2001. The money is paid directly to Silver Policy Development Limited. Physical Health Centre Hong Kong Limited is using the property as security to obtain a full line of credit from the Hongkong and Shanghai Bank. See also "Certain Transactions".

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

EMPLOYMENT AND RELATED AGREEMENTS

         There are no employment agreements with the Company's key employees at this time.
                                       41

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 2001, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted. Unless otherwise indicated, the address for each stockholder is 40/F., NatWest Tower, Times Square, No. 1 Matheson Street, Causeway Bay, Hong Kong.


NAME AND                                    AMOUNT AND
ADDRESS OF                                  NATURE             PERCENTAGE
BENEFICIAL                                  OF BENEFICIAL      BENEFICAILLY
OWNER                                       OWNERSHIP (1)      OWNED(2)
----------                                  -------------      ------------
DIRECTORS, OFFICERS AND 5% STOCKHOLDERS

    NGAI KEUNG LUK (SERLEO)(3)                 8,000,000           80.00%
    YUK WAH HO, PRESIDENT (4)                  8,000,000           80.00%
    ROBERT CHUI, CFO                                   0            0.00%
    DARRIE LAM, VICE PRESIDENT                         0            0.00%
    YAT MING LAM, DIRECTOR                             0            0.00%
    ALLAN WAH CHUNG LI, DIRECTOR                       0            0.00%

    ALL OFFICERS AND DIRECTORS                 8,000,000           80.00%
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company made certain advances to Mr. Luk, the Company's Chief Executive Officer and the Chairman of its Board of Directors, during the years. The balance due to the Company and its subsidiaries at December 31, 2001 was HK$11,695,000 (US$1,500,000). Under an agreement with the Company, Mr. Luk has pledged 1,500,000 shares of the Company stock as collateral. See Note 10 to Financial Statements.

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

         Mr. Luk receives a monthly allowance of HK$120,000 (US$15,400) for the fiscal year 2001 for his living accommodations. Such allowance represents the fair market rent of the property owned by a related company, Silver Policy Development Limited ("Silver Policy"). Silver Policy is a limited company incorporated in Hong Kong. Mr. Luk and Mrs. Luk respectively hold 0.01% and 99.99% shares in Silver Policy. They also act as directors of Silver Policy.

         Since April 1994, Physical Health Centre Hong Kong Limited ("Hong Kong Limited") has concluded a tenancy agreement with Silver Policy for the property to be used exclusively for residential purpose by Mr. Luk and his family. In April 1996, Silver Policy increased the rent from HK$90,000 (US$11,500) to HK$106,000 (US$13,600) per month and further increased to HK$120,000 (US$15,400) from November 1997. Hong Kong Limited and Williluck International Limited ("Williluck") each paid HK$60,000 (US$7,700) per month to Silver Policy up to June 2000 after which Hong Kong Limited is solely responsible for the monthly rent of HK$120,000 (US$15,400). The annual rent allowance costs as recorded by the Company totaled HK$1,440,000 (US$185,000) in 2001. Hong Kong Limited is using the property as security to obtain a full line of credit from the Hongkong and Shanghai Banking Corporation. Mr. Luk is a director of Williluck. See also "Management - Compensation".

         The Company had the transactions with related companies as provided in the Financial Statements, Note 10.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

21.      Subsidiaries of the Registrant

23.      Consent of Moores & Rowlands, Independent Auditors.

----------
* Filed with the Commission as exhibit to the Registration Statement or amendments to the Registration Statement. ** Filed with the Commission as exhibit 16 to Form 8-K.

         (b)    Reports on Form 8-K
                -------------------

                NONE

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 10, 2002.

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

/s/ Ngai Keung Luk             Chairman and Chief Executive Officer               Date: 4/12/02
------------------------               (principal executive officer)
    Ngai Keung Luk

/s/ Yuk Wah Ho                 President and Director                             Date: 4/12/02
------------------------
    Yuk Wah Ho

/s/ Robert Chui                Chief Financial Officer and Director               Date: 4/12/02
------------------------       (Principal accounting and financial officer)
    Robert Chui

/s/ Darrie Lam                 Executive Vice President, Secretary                Date: 4/12/02
------------------------       and Director
    Darrie Lam

/s/ Yat Ming Lam               Director                                           Date: 4/12/02
------------------------
    Yat Ming Lam

/s/ Allan Wah Chung Li         Director                                           Date: 4/12/02
------------------------
    Allan Wah Chung Li