Form 10-Q
period 2002-03-31
PHYSICAL SPA & FITNESS INC
filed 2002-05-15
CIK 1048055

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

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

                          40/F., NatWest Tower, Times Square
                          No. 1 Matheson Street, Causeway Bay
                                    Hong Kong
                    (Address of principal executive offices)

                              (011) (852) 2917-0000
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date : March 31, 2002, 10,000,000 shares.

Transitional Small Business Disclosure Format (check one) :
                              Yes          No   X
                                  ----        ----

                                TABLE OF CONTENTS

PART I  -  FINANCIAL INFORMATION                                    PAGE
                                                                    ----
   ITEM 1   -   FINANCIAL STATEMENTS

     Consolidated Statements of Operations                            1
     for the three months ended March
     31, 2002 and 2001 (Unaudited)

     Consolidated Balance Sheets at March 31, 2002                    2
     (Unaudited) and December 31, 2001

     Consolidated Statements of Cash Flows                            3
     for the three months ended March 31,
     2002 and 2001 (Unaudited)

     Notes to Financial Statements (Unaudited)                        4

   ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF               7
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II  -   OTHER INFORMATION

   ITEM 1   -   LEGAL PROCEEDINGS                                     11

   ITEM 2   -   CHANGE IN SECURITIES                                  11

   ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES                       11

   ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE                       11
                OF SECURITY HOLDERS

   ITEM 5   -   OTHER INFORMATION                                     11

   ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K                      11


                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                   UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   -----------------------------------------------
           FOR THE THREE MONTHS FROM JANUARY 1, 2001 TO MARCH 31, 2001
                      AND JANUARY 1, 2002 TO MARCH 31, 2002
                   (In thousands, except share and per share data)

                                                   Three Months Ended
                                                       March 31,
                                               2001               2002
                                           -----------  ------------------------
                                               HK$          HK$          US$
                                           (Unaudited)  (Unaudited)  (Unaudited)
Operating Revenues
Fitness service                                56,104       69,354        8,892
Beauty treatments                              26,975       28,419        3,643
                                           -----------  -----------  -----------
Total operating revenues                       83,079       97,773       12,535
                                           -----------  -----------  -----------
Operating Expenses
Salaries and commissions                       24,649       30,213        3,873
Rent and related expenses                      20,252       29,466        3,778
Depreciation                                   12,128       15,606        2,001
Other selling and administrative expenses      24,043       23,184        2,972
                                           -----------  -----------  -----------
Total operating expenses                       81,072       98,469       12,624
                                           -----------  -----------  -----------

Income (Loss) from operations                   2,007         (696)         (89)
                                           -----------  -----------  -----------
Non-operating (income) expenses
Other (income), net                              (45)         (113)         (14)
Interest expenses                               1,047          783          100
                                           -----------  -----------  -----------
Total non-operating expenses                    1,002          670           86
                                           -----------  -----------  -----------
Income (Loss) before income taxes and
minority interests                              1,005       (1,366)        (175)

Provision for income taxes                      1,051          646           83
                                           -----------  -----------  -----------
Loss before minority interests                   (46)       (2,012)        (258)

Minority interests                                137          111           14
                                           -----------  -----------  -----------
Loss before cumulative effect of
a change in an accounting principle              (183)      (2,123)        (272)

Cumulative effect on prior years (to December
31, 2001) of deferral of sales rebates, net
of income taxes and minority interests              -        2,393          307
                                           -----------  -----------  -----------
Net (loss) income                                (183)         270           35

Other comprehensive loss
- Foreign currency translation adjustments          -          (11)          (1)
                                           -----------  -----------  -----------
Comprehensive (loss) income                      (183)         259           34
                                           ===========  ===========  ===========
Loss per share before cumulative effect
of a change in accounting principle             (0.02)       (0.21)        (0.03)

Cumulative effect on prior years (to December
31, 2001) of deferral of sales rebates              -         0.24          0.03
                                           -----------  -----------  -----------
(Loss) Income per common share                  (0.02)        0.03             -
                                           ===========  ===========  ===========

Number of shares outstanding (in thousands)    10,000       10,000       10,000
                                           ===========  ===========  ===========
Pro forma portion
Net loss, assuming accounting change
is applied retroactively                         (183)      (2,123)        (272)
                                           ===========  ===========  ===========
Loss per common share                           (0.02)       (0.21)       (0.03)
                                           ===========  ===========  ===========

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2002 or at any other certain rate.

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------
                       AUDITED CONSOLIDATED BALANCE SHEET
                       -----------------------------------
                             AS OF DECEMBER 31, 2001
                                       AND
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                              AS OF MARCH 31, 2002
                 (In thousands, except share and per share data)
                                                                                       As of
                                                               -------------------------------------------------------
                                                               December 31, 2001                  March 31, 2002
                                                                           HK$                HK$                US$
ASSETS

Current assets
Cash and cash equivalents                                                4,787              1,736                223
Trade receivables                                                       13,568             13,660              1,751
Rental and utility deposits                                             21,733             24,159              3,097
Prepayments to vendors and suppliers and other current assets            9,380             10,336              1,325
Inventories                                                              2,373              2,373                304
Due from related companies                                                   -              2,537                325
                                                              -----------------  -----------------  -----------------

Total current assets                                                    51,841             54,801              7,025
                                                              -----------------  -----------------  -----------------

Bank deposits and securities, collateralized                             6,935              8,928              1,145
Due from a stockholder                                                  11,695             13,533              1,735
Prepayments for construction-in-progress                                11,970             27,182              3,485
Property, plant and equipment, net                                     175,634            173,110             22,194
                                                              -----------------  -----------------  -----------------

Total assets                                                           258,075            277,554             35,584
                                                              =================  =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Due to a related company                                                     5                  -                  -
Short-term bank loans                                                    1,769              8,014              1,027
Long-term bank loans - current portion                                  12,462             19,497              2,500
Accounts payable and accrued expenses                                   20,644             26,251              3,366
Obligations under finance leases - current portion                       5,668              5,942                762
Deferred income - current portion                                       71,000             69,253              8,878
Deferred liabilities - current portion                                   4,372              5,655                725
Income taxes payable                                                       963                510                 65
Taxes other than income                                                  5,973              6,023                772
                                                              -----------------  -----------------  -----------------

Total current liabilities                                              122,856            141,145             18,095
                                                              -----------------  -----------------  -----------------

Deferred income - non-current portion                                    6,691              5,497                705
Deferred liabilities -  non-current portion                              5,211              6,534                838
Long-term bank loans -  non-current portion                              2,781              5,053                648
Obligations under finance leases - non-current portion                   9,342              7,685                985
Deferred taxation                                                        7,434              7,434                953
Minority interests                                                       7,079              7,266                931

Stockholders' equity:
Common stock, par value US$0.001 each,
   100 million shares of stock authorized;
   10 million shares of stock issued and outstanding                        78                 78                 10
Cumulative translation adjustments                                         173                162                 21
Retained earnings                                                       96,430             96,700             12,398
                                                              -----------------  -----------------  -----------------

Total stockholders' equity                                              96,681             96,940             12,429
                                                              -----------------  -----------------  -----------------

Total liabilities and stockholders' equity                             258,075            277,554             35,584
                                                              =================  =================  =================

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2002 or at any other certain rate.


                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
           FOR THE THREE MONTHS FROM JANUARY 1, 2001 TO MARCH 31, 2001
                      AND JANUARY 1, 2002 TO MARCH 31, 2002
                            (In thousands)

                                                                                           Three Months Ended March 31
                                                                                  ----------------------------------------------
                                                                                         2001           2002           2002
                                                                                          HK$            HK$            US$

Cash flows from operating activities:
Net (loss) income                                                                         (183)             270              35

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Minority interests                                                                      137             187              24
    Depreciation                                                                         12,128          15,606           2,001
    Loss on disposal of property, plant and equipment                                        67             229              29

Changes in working capital:
    Trade receivables                                                                       134             (92)            (12)
    Deposits, prepayments and other current assets                                       (4,333)         (3,382)           (434)
    Inventories                                                                               -               -               -
    Due from related companies                                                            3,093          (2,542)           (326)
    Due from a stockholder                                                                2,426               -               -
    Accounts payable and accrued expenses                                                 2,184           5,607             719
    Deferred income                                                                       5,496          (2,941)           (377)
    Deferred liabilities                                                                  1,390           2,606             334
    Income taxes payable                                                                    372            (453)            (58)
    Taxes other than income                                                                  58              50               6
    Deferred taxation                                                                         -               -               -
                                                                                  --------------  --------------  --------------

Net cash provided by operating activities                                                22,969          15,145           1,941
                                                                                  --------------  --------------  --------------

Cash flows from investing activities:
    Prepayments for construction-in-progress                                            (18,669)        (15,212)          (1,950)
    Acquisition of property, plant and equipment                                         (8,172)        (13,707)          (1,758)
    Sales proceeds from disposal of property, plant and equipment                         1,554             396               51
                                                                                  --------------  --------------  --------------

Net cash used in investing activities                                                   (25,287)        (28,523)         (3,657)
                                                                                  --------------  --------------  --------------

Cash flows from financing activities:
    Increase in bank deposits and securities                                                (10)         (1,993)           (256)
    Due from a stockholder                                                                    -          (1,838)           (235)
 (Settlement of) proceeds from short-term bank loans                                  (1,913)          6,245              801
    Proceeds from long-term bank loans                                                        -          13,330            1,709
    Repayment of long-term bank loans                                                    (1,837)         (4,023)           (515)
    Assumption of finance lease obligations                                               8,074             650              83
    Capital element of finance lease rental payments                                     (1,276)         (2,033)           (261)
                                                                                  --------------  --------------  --------------

Net cash provided by financing activities                                                 3,038          10,338            1,326
                                                                                  --------------  --------------  --------------

Net increase (decrease)in cash and cash equivalents                                         720          (3,040)            (390)

Cash and cash equivalents at beginning of period                                          1,759           4,787              614

Cumulative translation adjustments                                                            -             (11)              (1)
                                                                                  --------------  --------------  --------------

Cash and cash equivalents at end of period                                                2,479           1,736              223
                                                                                  ==============  ==============  ==============

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2002 or at any other certain rate.

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
              ------------------------------------------------------
           FOR THE THREE MONTHS FROM JANUARY 1, 2001 TO MARCH 31, 2001
                      AND JANUARY 1, 2002 TO MARCH 31, 2002

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Physical Spa & Fitness Inc. ("the Company") and the subsidiaries that it controls. The Company, through its subsidiaries, operates fitness and spa/beauty centers in Hong Kong and China. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

         The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.       PREPARATION OF FINANCIAL STATEMENTS

         The Group has a negative working capital of HK$71,015 and HK$86,344 as of December 31, 2001 and March 31, 2002. Besides, the Group has a net income of HK$270 and a net loss of HK$183 for the three-month periods ended March 31, 2002 and 2001. These conditions raise doubt about the Group's ability to continue as a going concern.

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

3.       NEW ACCOUNTING PRONOUNCEMENTS

         In November 2001, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached consensus on Issue 01-9, "Accounting for consideration given by a vendor to a customer or a reseller of the vendor's products". The issue provides guidance on accounting for certain payments made by a vendor of goods and services to a customer. Under certain conditions, amount paid to customers are required to be shown as a reduction in the corresponding revenues recorded from those customers, rather than be shown as expenses in the income statement. EITF 01-9 is generally effective for fiscal years or interim periods beginning after December 15, 2001. The consolidated financial statements for the three- month period ended March 31, 2002 have been prepared in conformity with EITF 01-9. Upon adoption in the current quarter, sales rebates incurred were accounted for as a reduction in the corresponding revenues instead of being included in other selling and administrative expenses. In addition, the sales rebates incurred have been deferred in synchronization with the deferral of revenue in accordance with the Group's accounting policy. As a result, revenues, expenses and deferred income for the current quarter have been reduced by HK$5,641, HK$13,300 and HK$7,659 respectively.

         Had the change in accounting for the deferral of sales rebates been effective for the three-month period ended March 31, 2001, there would have no effect on the statements of operations nor the balance sheet as the sales rebates have only been granted to customers since May, 2001.

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
              ------------------------------------------------------

                 (In thousands, except share and per share data)

4.      REPORT ON SEGMENT INFORMATION

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

         Information concerning consolidated operations by business segment and geographic area is presented in the tables below and on the following pages:

         CONSOLIDATED OPERATIONS BY BUSINESS SEGMENT

                                                   THREE MONTHS ENDED MARCH 31
                                                   ---------------------------
                                                         2001           2002
                                                          HK$            HK$
         Operating revenues
             - Physical fitness                          56,104         69,354
             - Beauty treatments                         26,975         28,419
                                                     -----------    -----------
                                                         83,079         97,773
                                                     ===========    ===========

         Operating profit (loss)
             - Physical fitness                           1,674          4,273
             - Beauty treatments                         (1,857)        (4,003)
                                                     -----------    -----------

                                                           (183)           270
                                                     ===========    ===========

         Depreciation
             - Physical fitness                           8,938         12,249
             - Beauty treatments                          3,190          3,357
                                                     -----------    -----------

                                                         12,128         15,606
                                                     ===========    ===========

         Total assets
             - Physical fitness                         121,734        149,879
             - Beauty treatments                        103,699        127,675
                                                     -----------    -----------
                                                        225,433        277,554
                                                     ===========    ===========

         Property, plant and equipment additions
             - Physical fitness                           6,248         11,632
             - Beauty treatments                          1,924          2,075
                                                     -----------    -----------

                                                          8,172         13,707
                                                     ===========    ===========

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
              ------------------------------------------------------

            (In thousands, except share and per share data)

4.      REPORT ON SEGMENT INFORMATION (CONTINUED)

         CONSOLIDATED OPERATIONS BY GEOGRAPHIC AREA

                                          THREE MONTHS ENDED MARCH 31
                                          ---------------------------
                                                 2001           2002
                                                  HK$            HK$
         Operating revenues
             - Hong Kong                       75,920         88,834
             - PRC                              7,159          8,939
                                           -----------    -----------

                                               83,079         97,773
                                           ===========    ===========

         Operating profit (loss)
             - Hong Kong                        3,091          1,008
             - PRC                             (2,272)        (2,461)

         Interest income                           45            113
         Interest expenses                     (1,047)          (783)
         Cumulative effect on prior
         years of deferral of sales
         rebates                                    -          2,393
                                           -----------    -----------

         Net (loss) income                       (183)           270
                                           ===========    ===========

         Segment assets
             - Hong Kong                       167,268        216,947
             - PRC                              58,165         60,607
                                           -----------    -----------

                                               225,433        277,554
                                           ===========    ===========

5.       LONG-TERM BANK LOANS

         During the three-month period ended March 31, 2002, the Group has obtained additional banking facilities of HK$20,798 from creditworthy commercial banks in Hong Kong to finance its expansion. These facilities are mainly collateralized by personal guarantee from its stockholder. As at March 31, 2002, additional long-term bank loans of HK$13,330 have been drawndown under these facilities.

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

In respect to fitness services, customers are invited to purchase a standard fitness card at a fee currently set at HK$600(US$77) for one person. Each customer will also be charged a monthly due of HK$299 (US$38) for the usage of the fitness centers. In order to fully utilize the facilities, the Company grants a special offer of admission fees at HK$200 (US$26) to off-peak customers.

        In respect to beauty treatments, the customers may purchase single treatments, or in packages of ten or more treatments, with quantity discounts available. There is a wide range of beauty treatments available at prices ranging from HK$280 (US$36) to HK$13,000 (US$1,670).

        The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

RESULTS OF OPERATIONS


                                                           Three Months Ended
                                                                 March 31
                                                            2001         2002
                                                        -----------  -----------

Operating Revenues                                          100.00%     100.00%

Total operating expenses                                     97.58%     100.71%

Operating income (loss)                                       2.42%      (0.71%)

Income (Loss) before income taxes and
minority interests                                            1.21%      (1.40%)

Provision for income taxes                                    1.27%       0.66%

Minority interests                                            0.16%       0.11%

Net loss (income)                                            (0.22%)      0.28%
                                                        ===========  ===========

THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED).
----------------------------------------------------------------------------

         OPERATING REVENUES. The Company's operating revenues showed the continuous growth in the first three months of 2002 as compared to the first three months of 2001. Operating revenues for the first three months of 2002 totaled HK$97,773,000 (US$12,535,000) compared to HK$83,079,000 (US$10,651,000)
in the first three months of 2001, representing an increase of 18%.

         Operating revenues derived by the Company's fitness services increased 24% to HK$69,354,000 (US$8,892,000) compared to HK$56,104,000 (US$7,193,000) in the first three months of 2001. Fitness revenues as a percentage of total revenues were 71% in the first three months of 2002 as compared to 68% in the first three months of 2001.

         Operating revenues from the Company's beauty treatment business totaled HK$28,419,000 (US$3,643,000) compared to HK$26,975,000 (US$3,458,000) in the first three months of 2001, representing a moderate increase of 5%. Beauty treatment revenues as a percentage of total revenues were 29% in the first three months of 2002 as compared to 32% in the first three months of 2001.

         Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$88,834,000 (US$11,389,000), or 91% of total operating revenues in the three months ended March 31, 2002 as compared to HK$75,920,000 (US$9,733,000) or 91% of total operating revenues in the three months ended March 31, 2001.

         Operating revenues derived from the Company's China locations generated HK$8,939,000 (US$1,146,000), or 9% of total operating revenues in the three months ended March 31, 2002 as compared to HK$7,159,000 (US$918,000) or 9% of total operating revenues in the three months ended March 31, 2001.

         OPERATING EXPENSES. The Company's operating expenses for the first three months of 2002 totaled HK$98,469,000 (US$12,624,000) compared to HK$81,072,000 (US$10,394,000) in the first three months of 2001, representing an increase of 21%. Total operating expenses, after taking into account all corporate expenses, were 101% of total operating revenue as compared to 98% of last year. This reflects the additional costs incurred by the Company in following its business expansion plan.

         Operating expenses associated with the Company's Hong Kong locations were HK$86,995,000 (US$11,153,000) in the three months ended March 31, 2002, representing an increase of 21% as compared to HK$71,628,000 (US$9,183,000) in 2001. The increase was primarily due to additional expenses of HK$9,110,000 (US$1,168,000) incurred by the Elizabeth House center (opened in April, 2001), HK$2,700,000 (US$346,000) incurred by the additional unisex center in Tsuen Wan (opened in April, 2002) and HK$2,265,000 (US$290,000) incurred by Wing On, Central center (opened in April, 2002). Hong Kong operating expenses represented 88% of total operating expenses in the three months ended March 31, 2002 and 2001.

         Operating expenses associated with the Company's China locations were HK$11,474,000 (US$1,471,000) in the three months ended March 31, 2002, representing an increase of 21% as compared to HK$9,444,000 (US$1,211,000) in 2001 mainly due to the opening of an additional unisex fitness center in Xu Hui, Shanghai in January, 2002. Operating expenses in China represented 12% of total operating expenses in the three months ended March 31, 2002 and 2001.

         TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first three months of 2002 totaled HK$670,000 (US$86,000) compared to HK$1,002,000 (US$128,000) in the first three months of 2001. This represents a decrease of 33% mainly due to lower interest costs incurred in the period.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the first three months of 2002 totaled HK$646,000 (US$83,000) compared to HK$1,051,000 (US$135,000) in the first three months of 2001, representing a decrease of 39%.

         NET INCOME. The Company has generated a net income of HK$270,000 (US$35,000) for the first three months of 2002, compared to a loss of HK$183,000 (US$24,000) for the first three months of 2001, representing an increase of 248%. However, the net income has been arrived at after adding back a cumulative effect of a change in an accounting principle amounting HK$2,393,000 (US$307,000). In the absence of the cumulative adjustment, the Company has suffered a loss of HK$2,123,000 (US$272,000) for the first three months of 2002 mainly due to the pre-opening overhead associated with the new centers being recorded but no income has yet been generated.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions.

         Cash and cash equivalent balances for the respective periods ended March 31, 2002 and December 31, 2001 were HK$1,736,000 (US$223,000) and
HK$4,787,000 (US$614,000), while total indebtedness at March 31, 2002 was HK$46,191,000 (US$5,922,000) and HK$32,022,000 (US$4,105,000) at December 31,
2001.

         Net cash provided by operating activities were HK$92,074,000 (US$11,804,000) and 15,145,000 (US$1,941,000) for Fiscal Year 2001, and the
three-month period ended March 31, 2002, respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$70,881,000 (US$9,088,000) and HK$28,523,000 (US$3,657,000) for Fiscal Year 2001 and the three-month period ended March 31, 2002, primarily as a result of expenditures for property, plant and equipment. Net cash (used in) provided by financing activities, which mainly include proceeds from bank loans, net interest and repayment, were HK$(18,164,000) (US$(2,328,000))and HK$10,338,000 (US$1,326,000) in Fiscal Year 2001 and the
three-month period ended March 31, 2002, respectively.

         During the three-month period ended March 31, 2002, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material. The Company's long-term loans bear interest rates varying from 5.375% to 7.625% per annum. The total balance outstanding as of March 31, 2002 on such loans was HK$24,550,000 (US$3,148,000). The last repayment on the loans is due in 2007. The Company also had various banking facilities available from financial institutions amounting to approximately HK$21,463,000 (US$2,752,000). These facilities were secured by certain leasehold property in Hong Kong owned by the Company's subsidiary (Ever Growth Limited) and a related company, a fixed charge over a subsidiary's machinery and equipment and a floating charge over its other assets (Physical Health Centre (Macau) Limited), fixed deposits owned by the Company's subsidiaries (Physical Health Centre Hong Kong Limited and Physical Health Centre (TST) Limited), and personal guarantees from Mr. Luk, respectively.

         Consistent with the general practice of the fitness and spa industry, the Company receives prepaid monthly fees from fitness customers, which are non-refundable, and spa treatment dues from beauty customers. This practice creates working capital that the Company generally utilizes for working capital purposes. However, the unused portion of the pre-paid monthly dues and spa treatment dues is characterized as deferred income, a liability, for accounting purposes.

         The Company's trade receivable balance at March 31, 2002, was HK$13,660,000 (US$1,751,000). The Company has never experienced any significant problems with collection of accounts receivable from its customers.

         Capital expenditure for Fiscal Year 2001, and the three-month period ended March 31, 2002, were HK$65,931,000 (US$8,453,000) and HK$13,707,000
(US$1,758,000) respectively. The Company also had capital expenditure commitments of HK$15,000,000 (US$1,923,000) as of March 31, 2002 compared with HK$31,554,000 (US$4,045,000) as of December 31, 2001, all of which were contracted but not provided for in the financial statements. Subsequent to the balance sheet date of March 31, 2002, the Company has committed additional capital expenditure of approximately HK$39,000,000 (US$5,000,000) for two new centers. The Company believes that cash flow generated from its operations and its existing credit facilities should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months.

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

                                    PHYSICAL SPA & FITNESS INC.
                                    (Registrant)

Date: May 15, 2002                  /s/Ngai Keung Luk
                                    ------------------------------------
                                    Ngai Keung Luk,
                                    Chairman and Chief Executive Officer

Date: May 15, 2002                  /s/ Robert Chui
                                    ------------------------------------
                                    Robert Chui,
                                    Chief Financial Officer