Form 10-Q
period 2002-06-30
PHYSICAL SPA & FITNESS INC
filed 2002-08-19
CIK 1048055

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

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

                             40/F NatWest Tower, Times Square
                          No. 1 Matheson Street, Causeway Bay
                                    Hong Kong
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 2002, 10,000,000 shares.

Transitional Small Business Disclosure Format (check one) :
                              Yes          No   X
                                  ----        ----

                                TABLE OF CONTENTS

PART I  -  FINANCIAL INFORMATION                                    PAGE
                                                                    ----
   ITEM 1   -   FINANCIAL STATEMENTS

     Consolidated Statements of Operations                            1
     for the three-month and six-month period ended June 30, 2002 and 2001 (Unaudited)

     Consolidated Balance Sheets at June 30, 2002 (Unaudited)         2
     and December 31, 2001

     Consolidated Statements of Cash Flows                            3
     for the six-month periods ended
     June 30, 2002 and 2001 (Unaudited)

     Notes to Financial Statements                                    4

   ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF               7
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II  -   OTHER INFORMATION

   ITEM 1   -   LEGAL PROCEEDINGS                                     12

   ITEM 2   -   CHANGE IN SECURITIES                                  12

   ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES                       12

   ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE                       12
                OF SECURITY HOLDERS

   ITEM 5   -   OTHER INFORMATION                                     12

   ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K                      12


                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                  (In thousands, except share and per share data)

                                           Three months ended June 30               Six months ended June 30
                                           2001        2002       2002           2001        2002         2002
                                        ----------  ----------  ----------    ----------  ----------  ----------
                                           HK$         HK$         US$            HK$         HK$         US$

Operating Revenues
Fitness service                            69,050      68,337       8,761       125,154     137,691       17,653
Beauty treatments                          36,675      35,087       4,499        63,650      63,506        8,142
                                        ----------  ----------  ----------    ----------  ----------  ----------
Total operating revenues                  105,725     103,424      13,260       188,804     201,197       25,795
                                        ----------  ----------  ----------    ----------  ----------  ----------

Operating Expenses
Salaries and commissions                   28,190      34,082       4,370        52,839      64,295        8,243
Rent and related expenses                  25,726      32,979       4,228        45,978      62,445        8,006
Depreciation                               14,588      18,770       2,406        26,716      34,376        4,407
Other selling and administrative expenses  28,527      25,481       3,267        52,570      48,665        6,239
                                        ----------  ----------  ----------    ----------  ----------  ----------
Total operating expenses                   97,031     111,312      14,271       178,103     209,781       26,895
                                        ----------  ----------  ----------    ----------  ----------  ----------
Income (Loss) from operations               8,694      (7,888)     (1,011)       10,701      (8,584)      (1,100)
                                        ----------  ----------  ----------    ----------  ----------  ----------

Non-operating (income) expenses
Other (income), net                          (385)        (84)        (11)         (430)       (197)         (25)
Interest expenses                           1,425       1,174         151         2,472       1,957          251
                                        ----------  ----------  ----------    ----------  ----------  ----------
Total non-operating expenses                1,040       1,090         140         2,042       1,760          226
                                        ----------  ----------  ----------    ----------  ----------  ----------

Income (Loss) before income taxes and
minority interests                          7,654      (8,978)     (1,151)        8,659     (10,344)      (1,326)
Provision for income taxes                  2,436          91          12         3,487         737           95
                                        ----------  ----------  ----------    ----------  ----------  ----------
Income (Loss) before minority interests     5,218      (9,069)     (1,163)        5,172     (11,081)      (1,421)
Minority interests                            841         (22)         (3)          978          89           11
                                        ----------  ----------  ----------    ----------  ----------  ----------
Income (Loss) before cumulative effect of
a change in an accounting principle         4,377      (9,047)     (1,160)        4,194     (11,170)      (1,432)

Cumulative effect on prior years (to December
31, 2001) of deferral of sales rebates, net
of income taxes and minority interests          -      (1,293)       (166)            -       1,100          141
                                        ----------  ----------  ----------    ----------  ----------  ----------
Net income (loss)                           4,377     (10,340)     (1,326)         4,194    (10,070)      (1,291)

Other comprehensive loss
- Foreign currency translation adjustments      -           -           -             -         (11)          (1)
                                        ----------  ----------  ----------    ----------  ----------  ----------
Comprehensive income (loss)                 4,377     (10,340)     (1,326)         4,194    (10,081)      (1,292)
                                        ==========  ==========  ==========    ==========  ==========  ==========

Income (Loss) per share before cumulative
effect of a change in accounting principle  0.44        (0.90)      (0.12)          0.42      (1.12)       (0.14)

Cumulative effect on prior years (to December
31, 2001) of deferral of sales rebates         -        (0.13)      (0.01)             -       0.11         0.01
                                        ----------  ----------  ----------    ----------  ----------  ----------
Income (Loss) per common share              0.44        (1.03)      (0.13)          0.42      (1.01)       (0.13)
                                        ==========  ==========  ==========    ==========  ==========  ==========
Number of shares outstanding (in
thousands)                                 10,000      10,000      10,000        10,000      10,000       10,000
                                        ==========  ==========  ==========    ==========  ==========  ==========

Pro forma portion
Net income (loss), assuming accounting
change is applied retroactively             6,184      (9,047)    (1,160)         6,001     (11,170)      (1,432)
                                        ==========  ==========  ==========    ==========  ==========  ==========
Income (Loss) per common share               0.62       (0.90)     (0.12)          0.60       (1.12)       (0.14)
                                        ==========  ==========  ==========    ==========  ==========  ==========


Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2002 or at any other certain rate.

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------
                       AUDITED CONSOLIDATED BALANCE SHEET
                       -----------------------------------
                             AS OF DECEMBER 31, 2001
                                       AND
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                              AS OF JUNE 30, 2002
         (Amounts in thousands, except number of shares and share data)

                                                                                       As of
                                                               -------------------------------------------------------
                                                               December 31, 2001                June 30, 2002
                                                                           HK$                HK$                US$
ASSETS

Current assets
Cash and cash equivalents                                                4,787              1,691                217
Trade receivables                                                       13,568             11,482              1,472
Rental and utility deposits                                             21,733             25,037              3,210
Prepayments to vendors and suppliers and other current assets            9,380             10,264              1,316
Inventories                                                              2,373              2,373                304
Due from related companies                                                   -              3,751                481
                                                              -----------------  -----------------  -----------------

Total current assets                                                    51,841             54,598              7,000
                                                              -----------------  -----------------  -----------------

Bank deposits and securities, collateralized                             6,935             10,250              1,314
Due from a stockholder                                                  11,695             11,939              1,531
Prepayments for construction-in-progress                                11,970              6,656                853
Property, plant and equipment, net                                     175,634            227,996             29,230
                                                              -----------------  -----------------  -----------------

Total assets                                                           258,075            311,439             39,928
                                                              =================  =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Due to a related company                                                     5                  -                  -
Short-term bank loans                                                    1,769             10,693              1,371
Long-term bank loans - current portion                                  12,462             22,612              2,899
Accounts payable and accrued expenses                                   20,644             59,833              7,671
Obligations under finance leases - current portion                       5,668              9,445              1,211
Deferred income - current portion                                       71,000             69,154              8,866
Deferred liabilities - current portion                                   4,372              6,507                834
Income taxes payable                                                       963                325                 42
Taxes other than income                                                  5,973              5,993                768
                                                              -----------------  -----------------  -----------------

Total current liabilities                                              122,856            184,562             23,662
                                                              -----------------  -----------------  -----------------

Deferred income - non-current portion                                    6,691              5,807                744
Deferred liabilities -  non-current portion                              5,211              6,493                833
Long-term bank loans -  non-current portion                              2,781              3,654                468
Obligations under finance leases - non-current portion                   9,342              9,694              1,243
Deferred taxation                                                        7,434              7,434                953
Minority interests                                                       7,079              7,195                922

Stockholders' equity:
Common stock, par value US$0.001 each,
   100 million shares of stock authorized;
   10 million shares of stock issued and outstanding                        78                 78                 10
Cumulative translation adjustments                                         173                162                 21
Retained earnings                                                       96,430             86,360             11,072
                                                              -----------------  -----------------  -----------------

Total stockholders' equity                                              96,681             86,600             11,103
                                                              -----------------  -----------------  -----------------

Total liabilities and stockholders' equity                             258,075            311,439             39,928
                                                              =================  =================  =================

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2002 or at any other certain rate.


                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
           FOR THE SIX MONTHS FROM JANUARY 1, 2001 TO JUNE 30, 2001
                      AND JANUARY 1, 2002 TO JUNE 30, 2002
                             (in thousands)
                                                                                              Six Months Ended June 30
                                                                                  ----------------------------------------------
                                                                                         2001           2002           2002
                                                                                          HK$            HK$            US$

Cash flows from operating activities:
Net income (loss)                                                                         4,194         (10,070)         (1,291)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Minority interests                                                                      978             116              15
    Depreciation                                                                         26,716          34,376           4,407
    Loss on disposal of property, plant and equipment                                       129             244              31

Changes in working capital:
    Trade receivables                                                                    (9,824)          2,086             267
    Deposits, prepayments and other current assets                                          377          (4,188)           (537)
    Due from related companies                                                              503          (3,756)           (481)
    Due from a stockholder                                                               (3,289)               -               -
    Accounts payable and accrued expenses                                                (3,786)         39,189           5,024
    Deferred income                                                                      26,581          (2,730)           (350)
    Deferred liabilities                                                                    378           3,417             438
    Income taxes payable                                                                  2,808            (638)            (82)
    Taxes other than income                                                                  31              20               3
                                                                                      --------------  --------------  --------------

Net cash provided by operating activities                                                45,796          58,066           7,444
                                                                                  --------------  --------------  --------------

Cash flows from investing activities:
    Prepayments for construction-in-progress                                              6,897           5,314              681
    Acquisition of property, plant and equipment                                        (52,955)        (87,385)         (11,203)
    Sales proceeds from disposal of property, plant and equipment                         1,823             403               52
                                                                                  --------------  --------------  --------------

Net cash used in investing activities                                                   (44,235)        (81,668)         (10,470)
                                                                                  --------------  --------------  --------------

Cash flows from financing activities:
    Increase in bank deposits and securities                                             (1,315)         (3,315)            (425)
    Due from a stockholder                                                                    -            (244)             (31)
 (Settlement of) proceeds from short-term bank loans                                   (4,153)          8,924            1,144
    Proceeds from long-term bank loans                                                    5,000           20,530            2,632
    Repayment of long-term bank loans                                                    (4,277)         (9,507)           (1,219)
    Assumption of finance lease obligations                                               8,074           7,982             1,023
    Capital element of finance lease rental payments                                     (3,217)         (3,853)            (494)
                                                                                  --------------  --------------  --------------

Net cash provided by financing activities                                                   112          20,517            2,630
                                                                                  --------------  --------------  --------------

Net increase (decrease) in cash and cash equivalents                                      1,673          (3,085)            (396)

Cash and cash equivalents at beginning of period                                          1,759           4,787              614

Cumulative translation adjustments                                                            2             (11)              (1)
                                                                                  --------------  --------------  --------------

Cash and cash equivalents at end of period                                                3,434           1,691              217
                                                                                  ==============  ==============  ==============

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2002 or at any other certain rate.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.       PREPARATION OF FINANCIAL STATEMENTS

         The Group has a negative working capital of HK$71,015 and HK$129,964 as of December 31, 2001 and June 30, 2002. Besides, the Group has a net loss of HK$10,070 and a net income of HK$4,194 for the six-month periods ended June 30, 2002 and 2001. These conditions raise doubt about the Group's ability to continue as a going concern.

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

3.       NEW ACCOUNTING PRONOUNCEMENTS

         In November 2001, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached consensus on Issue 01-9, "Accounting for consideration given by a vendor to a customer or a reseller of the vendor's products". The issue provides guidance on accounting for certain payments made by a vendor of goods and services to a customer. Under certain conditions, amount paid to customers are required to be shown as a reduction in the corresponding revenues recorded from those customers, rather than be shown as expenses in the income statement. EITF 01-9 is generally effective for fiscal years or interim periods beginning after December 15, 2001. Since January 1, 2002, the consolidated financial statements have been prepared in conformity with EITF 01-9. Upon adoption in the current period, sales rebates incurred were accounted for as a reduction in the corresponding revenues instead of being included in other selling and administrative expenses. In addition, the sales rebates incurred have been deferred in synchronization with the deferral of revenue in accordance with the Group's accounting policy. As a result, deferred income for the current quarter have been increased by HK$810 while expenses and revenues for the current quarter have been reduced by HK$2,811 and HK$2,002. In addition, revenues, expenses and deferred income for the six-month period ended June 30, 2002 have been reduced by HK$2,953, HK$8,565 and HK$6,850 respectively.

         Had the change in accounting for the deferral of sales rebates been effective for the six-month period ended June 30, 2001, revenues, expenses and deferred income would have been reduced by HK$268, HK$2,075 and HK$1,807 respectively. There would have no effect on the statements of operations nor the balance sheet for the three-month period ended March 31, 2001 as the sales rebates have only been granted to customers since May, 2001.

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

         Information concerning consolidated operations by business segment and geographic area is presented in the tables below and on the following pages:

         CONSOLIDATED OPERATIONS BY BUSINESS SEGMENT

                                                      THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                                                   -------------------------------  ------------------------------
                                                         2001           2002           2001           2002
                                                          HK$            HK$            HK$            HK$
         Operating revenues
             - Physical fitness                          69,050         68,337        125,154         137,691
             - Beauty treatments                         36,675         35,087         63,650          63,506
                                                     -----------    -----------    -----------     -----------

                                                        105,725        103,424        188,804         201,197
                                                     ===========    ===========    ===========     ===========

         Operating profit (loss)
             - Physical fitness                            (119)        (8,996)         1,555          (4,724)
             - Beauty treatments                          4,496         (1,344)         2,639          (5,346)
                                                     -----------    -----------    -----------     -----------

                                                          4,377        (10,340)         4,194         (10,070)
                                                     ===========    ===========    ===========     ===========

         Depreciation
             - Physical fitness                          11,381         13,571         20,320          25,820
             - Beauty treatments                          3,207          5,199          6,396           8,556
                                                     -----------    -----------    -----------     -----------

                                                         14,588         18,770         26,716          34,376
                                                     ===========    ===========    ===========     ===========

         Total assets
             - Physical fitness                          10,859         18,298        132,593         168,177
             - Beauty treatments                          9,251         15,587        112,950         143,262
                                                     -----------    -----------    -----------     -----------

                                                         20,110         33,885        245,543         311,439
                                                     ===========    ===========    ===========     ===========

         Property, plant and equipment additions
             - Physical fitness                          42,069         41,564         48,317          53,196
             - Beauty treatments                          2,714         32,114          4,638          34,189
                                                     -----------    -----------    -----------     -----------

                                                         44,783         73,678         52,955          87,385
                                                     ===========    ===========    ===========     ===========



                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                           NOTES TO FINANCIAL STATEMENTS
             -----------------------------------------------------
            (Amounts in thousands, except share and per share data)

4.      REPORT ON SEGMENT INFORMATION (CONTINUED)

         CONSOLIDATED OPERATIONS BY GEOGRAPHIC AREA
                                           THREE MONTHS ENDED JUNE 30     SIX MONTHS ENDED JUNE 30
                                           --------------------------    --------------------------
                                                 2001           2002           2001           2002
                                                  HK$            HK$            HK$            HK$
         Operating revenues
             - Hong Kong                       97,287         93,905        173,207         182,739
             - PRC                              8,438          9,519         15,597          18,458
                                           -----------    -----------    -----------    -----------

                                              105,725        103,424        188,804         201,197
                                           ===========    ===========    ===========    ===========

         Operating profit (loss)
             - Hong Kong                        6,686         (6,618)         9,777          (3,154)
             - PRC                             (1,093)        (2,563)        (3,346)         (4,998)

         Interest income                          208             15            235              39
         Interest expenses                     (1,424)        (1,174)        (2,472)         (1,957)
                                           -----------    -----------    -----------    -----------

         Net income                             4,377        (10,340)         4,194         (10,070)
                                           ===========    ===========    ===========    ===========

         Segment assets
             - Hong Kong                       22,872         32,241        189,082         249,188
             - PRC                             (2,762)         1,644         56,461          62,251
                                           -----------    -----------    -----------    -----------

                                               20,110         33,885        245,543         311,439
                                           ===========    ===========    ===========    ===========


5.       LONG-TERM BANK LOANS

         During the six-month period ended June 30, 2002, the Group has obtained additional banking facilities of HK$20,798 from creditworthy commercial banks in Hong Kong to finance its expansion. These facilities are mainly collateralized by personal guarantee from its stockholder.
         During the period ended March 31, 2002 and June 30, 2002, additional long-term bank loans of HK$13,330 and HK$7,468 respectively have been drawndown under these facilities.

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

In respect to fitness services, customers are invited to purchase a standard fitness card at a fee currently set at HK$600 (US$77) for one person. Each customer will also be charged a monthly due of HK$299 (US$38) for the usage of the fitness centers. In order to fully utilize the facilities, the Company grants a special offer of admission fees at HK$200 (US$26) to off-peak customers.

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

RESULTS OF OPERATIONS


                                                 Three Months Ended          Six Months Ended
                                                     June 30                      June 30
                                                 2001          2002           2001         2002
                                              -----------  -----------    -----------  -----------
Operating Revenues                              100.00%     100.00%           100.00%     100.00%

Total operating expenses                         91.78%     107.63%            94.33%     104.27%

Operating income (loss)                           8.22%      (7.63%)            5.67%      (4.27%)

Income (Loss) before income taxes and
minority interests                                7.24%      (8.68%)            4.59%      (5.14%)

Provision for income and deferred taxes           2.30%       0.09%             1.85%       0.37%

Minority interests                                0.80%      (0.02%)            0.52%       0.04%

Net income (loss)                                 4.14%     (10.00%)            2.22%      (5.01%)
                                             ===========  ===========       ===========  ==========

THREE MONTHS ENDED JUNE 30, 2002 (UNAUDITED) COMPARED TO THREE MONTHS ENDED JUNE 30, 2001 (UNAUDITED).
----------------------------------------------------------------------------

         OPERATING REVENUES. The Company's operating revenues decreased 2% to HK$103,424,000 (US$13,260,000) in the second quarter of 2002 as compared to HK$105,725,000 (US$13,554,000) of last year.

         Operating revenues derived by the Company's fitness services, net of sales rebates of HK$2,842,000 (US$364,000), decreased 1% to HK$68,337,000
(US$8,761,000) compared to HK$69,050,000 (US$8,852,000) of the same period last year. Fitness revenues as a percentage of total revenues were 66% in the second quarter of 2002 as compared to 65% of last year.

         Operating revenues from the Company's beauty treatment business totaled HK$35,087,000 (US$4,499,000) compared to HK$36,675,000 (US$4,702,000) in the second quarter of 2001, representing a decrease of 4%. Beauty treatment revenues as a percentage of total revenues fell slightly from 35% to 34% in the second quarter of 2002 as compared to 2001.

         Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$93,905,000 (US$12,039,000), or 91% of total operating revenues in the second quarter of 2002 as compared to HK$97,287,000 (US$12,473,000) or 92% of total operating revenues in 2001.

         Operating revenues derived from the Company's China locations generated HK$9,519,000 (US$1,220,000), or 9% of total operating revenues in the second quarter of 2002 as compared to HK$8,438,000 (US$1,082,000) or 8% of last year.

         OPERATING EXPENSES. The Company's operating expenses for the second quarter of 2002 totaled HK$111,312,000 (US$14,271,000) compared to HK$97,031,000
(US$12,440,000) in 2001, representing an increase of 15%. Total operating expenses, after taking into account all corporate expenses, were 108% of total operating revenue as compared to 92% of last year. This reflects the additional costs incurred by the Company in following its business expansion plan.

         Operating expenses associated with the Company's Hong Kong locations were HK$99,174,000 (US$12,715,000) in the second quarter of 2002, representing an increase of 13% as compared to HK$87,463,000 (US$11,213,000) in 2001. The increase was mainly due to additional expenses incurred by the Wing On, Central center (opened in April, 2002) and the new unisex fitness centers in Tsuen Wan (opened in April, 2002) and Kornhill (opened in June, 2002), all of which have not yet commenced operation in the corresponding period of last year. Hong Kong operating expenses represented 89% of total operating expenses in the second quarter of 2002 as compared to 90% in 2001.

         Operating expenses associated with the Company's China locations were HK$12,138,000 (US$1,556,000) in the second quarter of 2002, representing an increase of 27% as compared to HK$9,568,000 (US$1,227,000) in 2001 primarily due to the opening of an additional unisex fitness center in Xu Hui, Shanghai in January, 2002. Operating expenses in China represented 11% of total operating expenses in the second quarter of 2002 as compared to 10% of the same period last year.

         TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the second quarter of 2002 totaled HK$1,090,000 (US$140,000) compared to HK$1,040,000 (US$133,000) in 2001. This represents an increase of 5%.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the second quarter of 2002 totaled HK$91,000 (US$12,000) compared to HK$2,436,000 (US$312,000) in the second quarter of 2001. The decrease of 96% was mainly due to losses incurred in the period under review.

         NET LOSS. The Company has generated a net loss of HK$10,340,000 (US$1,326,000) for the second quarter of 2002, compared to a net income of HK$4,377,000 (US$561,000) for 2001, representing a decrease of 336%. The loss was mainly due to the pre-opening overhead associated with the new centers being recorded but neither income has yet been generated nor recognized.


SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED) COMPARED TO SIX MONTHS ENDED
JUNE 30, 2001 (UNAUDITED).
----------------------------------------------------------------------------

         OPERATING REVENUES. Operating revenues for the first six months of 2002 totaled HK$201,197,000 (US$25,795,000) compared to HK$188,804,000
(US$24,206,000) of last year, representing an increase of 7%.

         Operating revenues derived by the Company's fitness services, net of sales rebates of HK$8,611,000 (US$1,104,000), increased 10% to HK$137,691,000
(US$17,653,000) compared to HK$125,154,000 (US$16,045,000) in 2001. Fitness revenues as a percentage of total revenues were 68% in the first six months of 2002 as compared to 66% in the same period last year.

         Operating revenues from the Company's beauty treatment business stabilized at HK$63,506,000 (US$8,142,000) in the first six months of 2002 compared to HK$63,650,000 (US$8,160,000) of last year. Beauty treatment revenues as a percentage of total revenues were 32% in the first six months of 2002 as compared to 34% in the first six months of 2001.

         Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$182,739,000 (US$23,428,000), or 91% of total operating revenues in the six months ended June 30, 2002 as compared to HK$173,207,000 (US$22,206,000) or 92%
of total operating revenues in the six months ended June 30, 2001.

         Operating revenues derived from the Company's China locations generated HK$18,458,000 (US$2,366,000), or 9% of total operating revenues in the six months ended June 30, 2002 as compared to HK$15,597,000 (US$2,000,000) or 8% of total operating revenues in the six months ended June 30, 2001.

         OPERATING EXPENSES. The Company's operating expenses for the first six months of 2002 totaled HK$209,781,000 (US$26,895,000) compared to HK$178,103,000
(US$22,834,000) in the first six months of 2001, representing an increase of 18%. Total operating expenses, after taking into account all corporate expenses, were 104% of total operating revenue as compared to 94% of last year. This reflects the additional costs incurred by the new centers during the period under review.

         Operating expenses associated with the Company's Hong Kong locations, after an adjustment of the sales rebate, were HK$186,169,000 (US$23,868,000) in the six months ended June 30, 2002, representing an increase of 17% as compared to HK$159,091,000 (US$20,397,000) in 2001. Hong Kong operating expenses represented 89% of total operating expenses in the six months ended June 30, 2002 and 2001.

         Operating expenses associated with the Company's China locations were HK$23,612,000 (US$3,027,000) in the six months ended June 30, 2002, representing an increase of 24% as compared to HK$19,012,000 (US$2,437,000) in 2001.
Operating expenses in China represented 11% of total operating expenses in the six months ended June 30, 2002 and 2001.

         TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first six months of 2002 totaled HK$1,760,000 (US$226,000) compared to HK$2,042,000 (US$262,000) in the first six months of 2001. This represents a decrease of 14% mainly due to lower interest expenses.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the first six months of 2002 totaled HK$737,000 (US$95,000) compared to HK$3,487,000 (US$447,000) in the first six months of 2001, representing a decrease of 79% as a result of losses incurred in the period under review.


         NET INCOME. The Company reported a net loss of HK$10,070,000 (US$1,291,000) for the first six months of 2002, compared to a net income of HK$4,194,000 (US$537,000) for the first six months of 2001, representing a decrease of 340%. The decrease reflects the additional overhead associated with the opening of new centers not yet recovered by their additional contribution. The situation has, however, improved in the third quarter of the year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions.

         Cash and cash equivalent balances for the respective periods ended June 30, 2002 and December 31, 2001 were HK$1,691,000 (US$217,000) and HK$4,787,000
(US$614,000), while total indebtedness at June 30, 2002 was HK$56,098,000 (US$7,192,000) and HK$32,022,000 (US$4,105,000) at December 31, 2001.

         Net cash provided by operating activities were HK$92,074,000 (US$11,804,000) and HK$58,066,000 (US$7,444,000) for Fiscal Year 2001, and the
six-month period ended June 30, 2002, respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$70,881,000 (US$9,087,000) and HK$81,668,000 (US$10,470,000) for Fiscal Year 2001 and the six-month period ended June 30, 2002, primarily as a result of expenditures for property, plant and equipment. Net cash (used in) provided by financing activities, which mainly include proceeds from bank loans, net interest and repayment, were HK$(18,164,000) (US$(2,328,000))and HK$20,517,000 (US$2,630,000) in Fiscal Year 2001 and the
six-month period ended June 30, 2002, respectively.

         During the six-month period ended June 30, 2002, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material. The Company's long-term loans bear interest rates varying from 5.375% to 7.625% per annum. The total balance outstanding as of June 30, 2002 on such loans was HK$26,266,000 (US$3,367,000). The last repayment on the loans is due in 2007. The Company also had various banking facilities available from financial institutions amounting to approximately HK$32,158,000 (US$4,123,000). These facilities were secured by certain leasehold property in Hong Kong owned by the Company's subsidiary (Ever Growth Limited) and a related company, a fixed charge over a subsidiary's machinery and equipment and a floating charge over its other assets (Physical Health Centre (Macau) Limited), fixed deposits and securities owned by the Company's subsidiaries (Physical Health Centre Hong Kong Limited and Physical Health Centre (TST) Limited), and personal guarantees from Mr. Luk, respectively.

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

         The Company's trade receivable balance at June 30, 2002, was HK$11,482,000 (US$1,472,000). The Company has never experienced any significant problems with collection of accounts receivable from its customers.

         Capital expenditure for Fiscal Year 2001, and the six-month period ended June 30, 2002, were HK$65,931,000 (US$8,453,000) and HK$87,385,000
(US$11,202,000) respectively. The Company also had capital expenditure commitments of approximately HK$30,000,000 (US$3,846,000) as of June 30, 2002 compared with HK$31,554,000 (US$4,045,000) as of December 31, 2001, all of which were contracted but not provided for in the financial statements. Subsequent to the balance sheet date of June 30, 2002, the Company has not committed significant capital expenditure. The Company believes that cash flow generated from its operations and its existing credit facilities should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months.

PART II - OTHER INFORMATION

ITEM 1  - LEGAL PROCEEDINGS

          NONE

ITEM 2  - CHANGES IN SECURITIES

          NONE

ITEM 3  - DEFAULTS UPON SENIOR SECURITIES

          NONE

ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

          NONE

ITEM 5  - OTHER INFORMATION

          NONE

ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit 99.1

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PHYSICAL SPA & FITNESS INC.
                                    (Registrant)

Date: August 14, 2002               /s/ Ngai Keung Luk
                                    ------------------------------------
                                    Ngai Keung Luk,
                                    Chairman and Chief Executive Officer

Date: August 14, 2002               /s/ Robert Chui
                                    ------------------------------------
                                    Robert Chui,
                                    Chief Financial Officer