Form 10-Q
period 2002-09-30
PHYSICAL SPA & FITNESS INC
filed 2002-11-19
CIK 1048055

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 30, 2002, 10,000,000 shares.

Transitional Small Business Disclosure Format (check one) :
                              Yes          No   X
                                  ----        ----

                                TABLE OF CONTENTS

PART I  -  FINANCIAL INFORMATION                                    PAGE
                                                                    ----
   ITEM 1   -   FINANCIAL STATEMENTS

     Consolidated Statements of Operations                            1
     for the three-month and nine-month period ended September 30, 2002 and 2001 (Unaudited)

     Consolidated Balance Sheets at September 30, 2002 (Unaudited)    2
     and December 31, 2001

     Consolidated Statements of Cash Flows                            3
     for the nine-month periods ended
     September 30, 2002 and 2001 (Unaudited)

     Notes to Financial Statements                                    4

   ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF               8
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3   -   CONTROLS AND PROCEDURES                                  13

PART II  -   OTHER INFORMATION

   ITEM 1   -   LEGAL PROCEEDINGS                                     14

   ITEM 2   -   CHANGE IN SECURITIES                                  14

   ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES                       14

   ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE                       14
                OF SECURITY HOLDERS

   ITEM 5   -   OTHER INFORMATION                                     14

   ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K                      14


                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                  (In thousands, except share and per share data)

                                         Three months ended September 30       Nine months ended September 30
                                           2001        2002       2002           2001        2002         2002
                                        ----------  ----------  ----------    ----------  ----------  ----------
                                           HK$         HK$         US$            HK$         HK$         US$
Operating Revenues
Fitness service                            77,973      80,201      10,282       203,127     217,892       27,935
Beauty treatments                          28,941      33,593       4,307        92,591      97,099       12,449
                                        ----------  ----------  ----------    ----------  ----------  -----------
Total operating revenues                  106,914     113,794      14,589       295,718     314,991       40,384
                                        ----------  ----------  ----------    ----------  ----------  -----------

Operating Expenses
Salaries and commissions                   32,121      37,698       4,833        84,960     101,993       13,076
Rent and related expenses                  23,732      35,011       4,488        69,710      97,456       12,494
Depreciation                               14,923      13,487       1,729        41,639      47,863        6,136
Other selling and administrative expenses  25,754      27,597       3,538        78,324      76,262        9,777
                                        ----------  ----------  ----------    ----------  ----------  -----------
Total operating expenses                   96,530     113,793      14,588       274,633     323,574       41,483
                                        ----------  ----------  ----------    ----------  ----------  -----------
Income (Loss) from operations              10,384           1           1        21,085      (8,583)      (1,099)
                                        ----------  ----------  ----------    ----------  ----------  -----------

Non-operating (income) expenses
Other (income), net                          (171)        (82)        (11)         (601)       (279)         (36)
Interest expenses                             944       1,554         199         3,416       3,511          450
                                        ----------  ----------  ----------    ----------  ----------  -----------
Total non-operating (income) expenses,
net                                           773       1,472         188         2,815       3,232          414
                                        ----------  ----------  ----------    ----------  ----------  -----------

Income (Loss) before income taxes and
minority interests                          9,611      (1,471)       (187)       18,270     (11,815)      (1,513)
Provision for income taxes                  1,756       1,145         147         5,243       1,882          242
                                        ----------  ----------  ----------    ----------  ----------  -----------
Income (Loss) before minority interests     7,855      (2,616)       (334)       13,027     (13,697)      (1,755)
Minority interests                            466        (347)        (45)        1,444        (436)         (56)
                                        ----------  ----------  ----------    ----------  ----------  -----------
Income (Loss) before cumulative effect of
a change in an accounting principle         7,389      (2,963)       (379)       11,583     (14,133)      (1,811)

Cumulative effect on prior years (to December
31, 2001) of deferral of sales rebates, net
of income taxes and minority interests          -        (840)       (108)            -         260           33
                                        ----------  ----------  ----------    ----------  ----------  -----------
Net income (loss)                           7,389      (3,803)       (487)       11,583     (13,873)      (1,778)

Other comprehensive loss
- Foreign currency translation adjustments      -           -           -             -         (11)          (1)
                                        ----------  ----------  ----------    ----------  ----------  -----------
Comprehensive income (loss)                 7,389      (3,803)       (487)        11,583    (13,884)      (1,779)
                                        ==========  ==========  ==========    ==========  ==========  ===========

Income (Loss) per share before cumulative
effect of a change in accounting principle   0.74       (0.30)      (0.04)          1.16      (1.41)       (0.18)

Cumulative effect on prior years (to December
31, 2001) of deferral of sales rebates          -       (0.08)      (0.01)             -       0.02            -
                                        ----------  ----------  ----------    ----------  ----------  -----------
Income (Loss) per common share               0.74       (0.38)      (0.05)          1.16      (1.39)       (0.18)
                                        ==========  ==========  ==========    ==========  ==========  ===========
Number of shares outstanding (in
thousands)                                 10,000      10,000      10,000         10,000     10,000       10,000
                                        ==========  ==========  ==========    ==========  ==========  ===========

Pro forma portion
Net income (loss), assuming accounting
change is applied retroactively             8,929      (2,963)      (379)         14,930    (14,133)      (1,811)
                                        ==========  ==========  ==========    ==========  ==========  ===========
Income (Loss) per common share               0.90       (0.30)     (0.04)           1.50      (1.41)       (0.18)
                                        ==========  ==========  ==========    ==========  ==========  ===========

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2002 or at any other certain rate.
                                      -1-

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------
                       AUDITED CONSOLIDATED BALANCE SHEET
                       -----------------------------------
                             AS OF DECEMBER 31, 2001
                                       AND
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                              AS OF September 30, 2002
         (Amounts in thousands, except number of shares and share data)

                                                                                       As of
                                                               -------------------------------------------------------
                                                               December 31, 2001                September 30, 2002
                                                                           HK$                HK$                US$
ASSETS

Current assets
Cash and cash equivalents                                                4,787              2,308                296
Trade receivables                                                       13,568             12,293              1,576
Rental and utility deposits                                             21,733             30,525              3,913
Prepayments to vendors and suppliers and other current assets            9,380              8,023              1,029
Inventories                                                              2,373              2,372                304
Due from related companies                                                   -              4,848                622
                                                              -----------------  -----------------  -----------------

Total current assets                                                    51,841             60,369              7,740
                                                              -----------------  -----------------  -----------------

Bank deposits and securities, collateralized                             6,935             13,261              1,700
Due from a stockholder                                                  11,695             11,318              1,451
Prepayments for construction-in-progress                                11,970             18,062              2,316
Property, plant and equipment, net                                     175,634            223,029             28,593
                                                              -----------------  -----------------  -----------------

Total assets                                                           258,075            326,039             41,800
                                                              =================  =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Due to a related company                                                     5                  -                  -
Short-term bank loans                                                    1,769              8,918              1,143
Long-term bank loans - current portion                                  12,462             24,653              3,161
Accounts payable and accrued expenses                                   20,644             74,717              9,579
Obligations under finance leases - current portion                       5,668              9,391              1,204
Deferred income - current portion                                       71,000             71,904              9,218
Deferred liabilities - current portion                                   4,372              5,845                749
Income taxes payable                                                       963              1,410                181
Taxes other than income                                                  5,973              6,015                771
                                                              -----------------  -----------------  -----------------

Total current liabilities                                              122,856            202,853             26,006
                                                              -----------------  -----------------  -----------------

Deferred income - non-current portion                                    6,691              6,246                801
Deferred liabilities -  non-current portion                              5,211              8,248              1,057
Long-term bank loans -  non-current portion                              2,781              3,593                461
Obligations under finance leases - non-current portion                   9,342              7,346                942
Deferred taxation                                                        7,434              7,434                953
Minority interests                                                       7,079              7,522                964

Stockholders' equity:
Common stock, par value US$0.001 each,
   100 million shares of stock authorized;
   10 million shares of stock issued and outstanding                        78                 78                 10
Cumulative translation adjustments                                         173                162                 21
Retained earnings                                                       96,430             82,557             10,585
                                                              -----------------  -----------------  -----------------

Total stockholders' equity                                              96,681             82,797             10,616
                                                              -----------------  -----------------  -----------------

Total liabilities and stockholders' equity                             258,075            326,039             41,800
                                                              =================  =================  =================

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2002 or at any other certain rate.


                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
           FOR THE NINE MONTHS FROM JANUARY 1, 2001 TO SEPTEMBER 30, 2001
                      AND JANUARY 1, 2002 TO SEPTEMBER 30, 2002
                             (in thousands)
                                                                                              Nine Months Ended September 30
                                                                                  ----------------------------------------------
                                                                                         2001           2002           2002
                                                                                          HK$            HK$            US$

Cash flows from operating activities:
Net income (loss)                                                                        11,583         (13,873)         (1,778)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Minority interests                                                                    1,444             442              56
    Depreciation                                                                         41,639          47,863           6,136
    Loss on disposal of property, plant and equipment                                       910             312              40

Changes in working capital:
    Trade receivables                                                                    (5,290)          1,275             163
    Deposits, prepayments and other current assets                                       (4,205)         (7,435)           (953)
    Inventories                                                                               2               1               -
    Due from related companies                                                              915          (4,853)           (622)
    Due from a stockholder                                                               (9,308)              -               -
    Accounts payable and accrued expenses                                                (8,193)         54,073           6,932
    Deferred income                                                                      35,443             459              59
    Deferred liabilities                                                                     70           4,510             578
    Income taxes payable                                                                  4,162             447              57
    Taxes other than income                                                                  41              42               5
                                                                                      --------------  --------------  --------------

Net cash provided by operating activities                                                69,213          83,263          10,673
                                                                                  --------------  --------------  --------------

Cash flows from investing activities:
    Prepayments for construction-in-progress                                              5,553          (6,092)            (781)
    Acquisition of property, plant and equipment                                        (54,448)        (95,973)         (12,303)
    Sales proceeds from disposal of property, plant and equipment                            62             403               52
                                                                                  --------------  --------------  --------------

Net cash used in investing activities                                                   (48,833)       (101,662)         (13,032)
                                                                                  --------------  --------------  --------------

Cash flows from financing activities:
    Increase in bank deposits and securities                                             (1,373)         (6,326)            (811)
    Due from a stockholder                                                                    -             377               48
 (Settlement of) proceeds from short-term bank loans                                   (5,627)          7,149             917
    Proceeds from long-term bank loans                                                    5,000          26,170            3,355
    Repayment of long-term bank loans                                                    (6,759)        (13,167)          (1,688)
    Assumption of finance lease obligations                                               8,074           7,982            1,023
    Capital element of finance lease rental payments                                     (5,111)         (6,254)            (802)
                                                                                  --------------  --------------  --------------

Net cash provided by financing activities                                                (5,796)         15,931            2,042
                                                                                  --------------  --------------  --------------

Net increase (decrease) in cash and cash equivalents                                     14,584          (2,468)            (317)

Cash and cash equivalents at beginning of period                                          1,759           4,787              614

Cumulative translation adjustments                                                            -             (11)              (1)
                                                                                  --------------  --------------  --------------

Cash and cash equivalents at end of period                                               16,343           2,308              296
                                                                                  ==============  ==============  ==============

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2002 or at any other certain rate.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.       PREPARATION OF FINANCIAL STATEMENTS

         The Group has a negative working capital of HK$71,015 and HK$142,484 as of December 31, 2001 and September 30, 2002. Besides, the Group has a net income of HK$11,583 and a net loss of HK$13,873 for the nine-month periods ended September 30, 2001 and 2002. These conditions raise substantial doubt about the Group's ability to continue as a going concern.

         Continuation of the group as a going concern is dependent upon attaining profitable operations in the future, exercising tight cost and cash flow controls measures, and seeking additional banking facilities. In addition, the Principal Stockholder has undertaken to make available adequate funds to the Group as and when required to maintain the Group as a going concern. As a result, the financial statements have been prepared in conformity with the principles applicable to a going concern.

3.       NEW ACCOUNTING PRONOUNCEMENTS

         In November 2001, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached consensus on Issue 01-9, "Accounting for consideration given by a vendor to a customer or a reseller of the vendor's products". The issue provides guidance on accounting for certain payments made by a vendor of goods and services to a customer. Under certain conditions, amount paid to customers are required to be shown as a reduction in the corresponding revenues recorded from those customers, rather than be shown as expenses in the income statement. EITF 01-9 is generally effective for fiscal years or interim periods beginning after December 15, 2001. Since January 1, 2002, the consolidated financial statements have been prepared in conformity with EITF 01-9. Upon adoption by the Group since January 1, 2002, sales rebates incurred were accounted for as a reduction in the corresponding revenues instead of being included in other selling and administrative expenses. In addition, the sales rebates incurred have been deferred in synchronization with the deferral of revenue in accordance with the Group's accounting policy. As a result, deferred income for the current quarter have been increased by HK$2,213 while expenses have been reduced by HK$1,030 and revenues have been increased by HK$2,323. In addition, revenues and deferred income have been increased by HK$5,276 and HK$4,637 respectively while expenses have been reduced by HK$9,595 for the nine-month period ended September 30, 2002.

         Had the change in accounting for the deferral of sales rebates been effective for the three-month period ended September 30, 2001, revenues, expenses and deferred income would have been reduced by HK$966, HK$2,506 and HK$1,540 respectively. In addition, revenues, expenses and deferred income for the six-month period ended September 30, 2001 would have been reduced by HK$1,234, HK$4,581 and HK$3,347 respectively.

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                           NOTES TO FINANCIAL STATEMENTS
             -----------------------------------------------------
            (Amounts in thousands, except share and per share data)

3.       NEW ACCOUNTING PRONOUNCEMENTS (Continued)

         In April 2002, the FASB issued SFAS No. 145: "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement made revisions to the accounting for gains and losses from the extinguishment of debt, rescinded Statement No. 44, and required certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale- leaseback transactions. At this time, the management believe that the adoption of this statement will not have a material effect on the Group's consolidated financial position, results of operations and cash flows.

         In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. This standard nullifies the guidance of EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS No. 146, the FASB concluded that an entity's commitment to an exit plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that this standard will have a material effect on its consolidated financial statements.

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

         Information concerning consolidated operations by business segment and geographic area is presented in the tables below and on the following pages:

         CONSOLIDATED OPERATIONS BY BUSINESS SEGMENT
                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30                   SEPTEMBER 30
                                                   -------------------------------  ------------------------------
                                                         2001           2002           2001           2002
                                                          HK$            HK$            HK$            HK$
         Operating revenues
             - Physical fitness                          77,973         80,201        203,127         217,892
             - Beauty treatments                         28,941         33,593         92,591          97,099
                                                     -----------    -----------    -----------     -----------

                                                        106,914        113,794        295,718         314,991
                                                     ===========    ===========    ===========     ===========

         Operating profit (loss)
             - Physical fitness                           7,054          2,786          8,609          (1,938)
             - Beauty treatments                            335         (6,589)         2,974         (11,935)
                                                     -----------    -----------    -----------     -----------

                                                          7,389         (3,803)        11,583         (13,873)
                                                     ===========    ===========    ===========     ===========

         Depreciation
             - Physical fitness                          11,734         10,994         32,053          36,814
             - Beauty treatments                          3,189          2,493          9,586          11,049
                                                     -----------    -----------    -----------     -----------

                                                         14,923         13,487         41,639          47,863
                                                     ===========    ===========    ===========     ===========

         Total assets
             - Physical fitness                           5,938          7,884        194,855         176,061
             - Beauty treatments                          1,578          6,716         58,204         149,978
                                                     -----------    -----------    -----------     -----------

                                                          7,516         14,600        253,059         326,039
                                                     ===========    ===========    ===========     ===========

         Property, plant and equipment additions
             - Physical fitness                           2,491          5,508         50,808          58,704
             - Beauty treatments                          1,076          3,080          5,714          37,269
                                                     -----------    -----------    -----------     -----------

                                                          3,567          8,588         56,522          95,973
                                                     ===========    ===========    ===========     ===========


                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                           NOTES TO FINANCIAL STATEMENTS
             -----------------------------------------------------
            (Amounts in thousands, except share and per share data)

4.      REPORT ON SEGMENT INFORMATION (CONTINUED)

         CONSOLIDATED OPERATIONS BY GEOGRAPHIC AREA
                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30                   SEPTEMBER 30
                                           -------------------------------  ------------------------------
                                                 2001           2002           2001           2002
                                                  HK$            HK$            HK$            HK$
         Operating revenues
             - Hong Kong                       98,518        103,561              271,724        286,300
             - PRC                              8,396         10,233               23,994         28,691
                                           -----------    -----------          -----------    -----------

                                              106,914        113,794              295,718        314,991
                                           ===========    ===========          ===========    ===========

         Operating profit (loss)
             - Hong Kong                       11,374          1,395               21,006         (1,759)
             - PRC                             (3,111)        (3,655)              (6,314)        (8,653)

         Interest income                           71             12                  307             51
         Interest expenses                       (945)        (1,555)              (3,416)        (3,512)
                                           -----------    -----------          -----------    -----------

         Net income                             7,389         (3,803)              11,583        (13,873)
                                           ===========    ===========          ===========    ===========

         Segment assets
             - Hong Kong                        9,193          4,902              194,855        254,090
             - PRC                             (1,677)         9,698               58,204         71,949
                                           -----------    -----------          -----------    -----------

                                                7,516         14,600              253,059        326,039
                                           ===========    ===========          ===========    ===========

5.       LONG-TERM BANK LOANS

         The Group has obtained additional banking facilities of HK$5,372 and HK$26,170 during the three-month period and nine-month period ended September 30, 2002 from creditworthy commercial banks in Hong Kong to finance its expansion. These facilities are collateralized by the Group's fixed deposits and personal guarantee from its stockholder.

         As of September 30, 2002, HK$6,982 of the loans had been repaid and the outstanding loan balances were analysed as follows:

Principal                                         Repayable during the following
HK$                      Interest rate            periods
---------                -------------            -------

 3,098                   HK$ prime + 1.5%         Within one year
 2,817                   6.65%                    Within one year
 4,695                   5.58%                    Within one year
   939                   6.65%                    Within two years
 2,546                   HK$ prime + 0.5%         Serially from 2002 to 2003
 5,093                   HK$ prime + 0.25%        Serially from 2002 to 2004
------
19,188
======


Aggregate maturities of the long-term bank loans are as follows:

Principal                Payables during the following periods
HK$

17,016                   2003
 2,172                   2004
------
19,188
======

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

RESULTS OF OPERATIONS


                                                 Three Months Ended          Nine Months Ended
                                                    September 30                 September
                                                 2001          2002           2001         2002
                                              -----------  -----------    -----------  -----------
Operating Revenues                              100.00%     100.00%           100.00%     100.00%

Total operating expenses                         90.29%     100.00%            92.87%     102.72%

Operating income (loss)                           9.71%      (0.00%)            7.13%      (2.72%)

Income (Loss) before income taxes and
minority interests                                8.99%      (1.29%)            6.18%      (3.75%)

Provision for income and deferred taxes           1.64%       1.01%             1.77%       0.60%

Minority interests                                0.44%       0.30%             0.49%       0.14%

Net income (loss)                                 6.91%      (3.34%)            3.92%      (4.40%)
                                           ===========  ===========       ===========  ==========

THREE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED).
----------------------------------------------------------------------------

         OPERATING REVENUES. The Company's operating revenues increased 6% to HK$113,794,000 (US$14,589,000) in the third quarter of 2002 as compared to HK$106,914,000 (US$13,707,000) of last year.

         Operating revenues derived by the Company's fitness services, net of sales rebates of HK$1,085,000 (US$139,000), increased 3% to HK$80,201,000
(US$10,282,000) compared to HK$77,973,000 (US$9,997,000) of the same period last year. Fitness revenues as a percentage of total revenues were 70% in the third quarter of 2002 as compared to 73% of last year.

         Operating revenues from the Company's beauty treatment business totaled HK$33,593,000 (US$4,307,000) compared to HK$28,941,000 (US$3,710,000) in the third quarter of 2001, representing an increase of 16%. Beauty treatment revenues as a percentage of total revenues increased from 27% to 30% in the third quarter of 2002 as compared to 2001.

         Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$103,561,000 (US$13,277,000), or 91% of total operating revenues in the third quarter of 2002 as compared to HK$98,518,000 (US$12,631,000) or 92% of total operating revenues in 2001.

         Operating revenues derived from the Company's China locations generated HK$10,233,000 (US$1,312,000), or 9% of total operating revenues in the third quarter of 2002 as compared to HK$8,396,000 (US$1,076,000) or 8% of last year.

         OPERATING EXPENSES. The Company's operating expenses for the third quarter of 2002 totaled HK$113,793,000 (US$14,588,000) compared to HK$96,530,000
(US$12,376,000) in 2001, representing an increase of 18%. Total operating expenses, after taking into account all corporate expenses, were 100% of total operating revenue as compared to 90% of last year. This reflects the additional costs incurred by the Company in following its business expansion plan.


         Operating expenses associated with the Company's Hong Kong locations were HK$99,902,000 (US$12,808,000) in the third quarter of 2002, representing an increase of 17% as compared to HK$85,111,000 (US$10,912,000) in 2001. The increase was mainly due to additional expenses incurred by the Wing On, Central center (opened in April, 2002) and the new unisex fitness centers in Tsuen Wan (opened in April, 2002) and Kornhill (opened in June, 2002), all of which have not yet commenced operation in the corresponding period of last year. Hong Kong operating expenses represented 88% of total operating expenses in the third quarter of 2002, same as last year.

         Operating expenses associated with the Company's China locations were HK$13,891,000 (US$1,781,000) in the third quarter of 2002, representing an increase of 22% as compared to HK$11,419,000 (US$1,464,000) in 2001 primarily due to the opening of an additional unisex fitness center in Xu Hui, Shanghai in January, 2002. Operating expenses in China represented 12% of total operating expenses in the third quarter of 2002, same as last year.

         TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the third quarter of 2002 totaled HK$1,472,000 (US$188,000) compared to HK$773,000 (US$99,000) in 2001. This represents an increase of 90% due to higher interest expenses.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the third quarter of 2002 totaled HK$1,145,000 (US$147,000) compared to HK$1,756,000
(US$225,000) in the third quarter of 2001. The decrease of 35% was mainly due to losses incurred in the period under review.

         NET LOSS. The Company has generated a net loss of HK$3,803,000 (US$487,000) for the third quarter of 2002, compared to a net income of HK$7,389,000 (US$947,000) for 2001, representing a decrease of 151%. The loss was mainly due to the pre-opening overhead associated with the new centers being recorded but neither income has yet been generated nor recognized.


NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED).
----------------------------------------------------------------------------

         OPERATING REVENUES. Operating revenues for the first nine months of 2002 totaled HK$314,991,000 (US$40,384,000) compared to HK$295,718,000
(US$37,913,000) of last year, representing an increase of 7%.

         Operating revenues derived by the Company's fitness services, net of sales rebates of HK$9,697,000 (US$1,243,000), increased 7% to HK$217,892,000
(US$27,935,000) compared to HK$203,127,000 (US$26,042,000) in 2001. Fitness revenues as a percentage of total revenues were 69% in the first nine months of 2002, same as last year.

         Operating revenues from the Company's beauty treatment business increased 5% to HK$97,099,000 (US$12,449,000) in the first nine months of 2002 compared to HK$92,591,000 (US$11,871,000) of last year. Beauty treatment revenues as a percentage of total revenues were 31% in the first nine months of 2002 and 2001.

         Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$286,300,000 (US$36,705,000), or 91% of total operating revenues in the nine months ended September 30, 2002 as compared to HK$271,724,000 (US$34,836,000) or 92% of total operating revenues in the nine months ended September 30, 2001.

         Operating revenues derived from the Company's China locations generated HK$28,691,000 (US$3,678,000), or 9% of total operating revenues in the nine months ended September 30, 2002 as compared to HK$23,994,000 (US$3,076,000) or 8% of total operating revenues in the nine months ended September 30, 2001.

         OPERATING EXPENSES. The Company's operating expenses for the first nine months of 2002 totaled HK$323,574,000 (US$41,483,000) compared to HK$274,633,000
(US$35,209,000) in the first nine months of 2001, representing an increase of 18%. Total operating expenses, after taking into account all corporate expenses, were 103% of total operating revenue as compared to 93% of last year. This reflects the additional costs incurred by the new centers during the period under review.

         Operating expenses associated with the Company's Hong Kong locations, after an adjustment of the sales rebate, were HK$286,070,000 (US$36,675,000) in the nine months ended September 30, 2002, representing an increase of 17% as compared to HK$244,202,000 (US$31,308,000) in 2001. Hong Kong operating expenses represented 88% of total operating expenses in the nine months ended September 30, 2002 as compared to 89% in 2001.

         Operating expenses associated with the Company's China locations were HK$37,504,000 (US$4,808,000) in the nine months ended September 30, 2002, representing an increase of 23% as compared to HK$30,431,000 (US$3,901,000) in 2001. Operating expenses in China represented 12% of total operating expenses in the nine months ended September 30, 2002 as compared to 11% of last year.

         TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first nine months of 2002 totaled HK$3,232,000 (US$414,000) compared to HK$2,815,000 (US$361,000) in the first nine months of 2001. This represents an increase of 15% mainly due to higher interest expenses.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the first nine months of 2002 totaled HK$1,882,000 (US$242,000) compared to HK$5,243,000 (US$672,000) in the first nine months of 2001, representing a decrease of 64% as a result of losses incurred in the period under review.


         NET INCOME. The Company reported a net loss of HK$13,873,000 (US$1,778,000) for the first nine months of 2002, compared to a net income of HK$11,583,000 (US$1,485,000) for the first nine months of 2001, representing a decrease of 220%. The decrease reflects the additional overhead associated with the opening of new centers not yet recovered by their additional contribution.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions.

         Cash and cash equivalent balances for the respective periods ended September 30, 2002 and December 31, 2001 were HK$2,308,000 (US$296,000) and
HK$4,787,000 (US$614,000), while total indebtedness at September 30, 2002 was HK$53,901,000 (US$6,910,000) and HK$32,022,000 (US$4,105,000) at December 31,
2001.

         Net cash provided by operating activities were HK$92,074,000 (US$11,804,000) and HK$83,263,000 (US$10,673,000) for Fiscal Year 2001, and the
nine-month period ended September 30, 2002, respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$70,881,000 (US$9,087,000) and HK$101,662,000 (US$13,032,000) for Fiscal Year 2001 and the nine-month period ended September 30, 2002, primarily as a result of expenditures for property, plant and equipment. Net cash (used in) provided by financing activities, which mainly include proceeds from bank loans, net interest and repayment, were HK$(18,164,000) (US$(2,328,000))and HK$15,931,000 (US$2,042,000) in Fiscal Year
2001 and the nine-month period ended September 30, 2002, respectively.

         During the nine-month period ended September 30, 2002, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material. The Company's long-term loans bear interest rates varying from 5.375% to 7.625% per annum. The total balance outstanding as of September 30, 2002 on such loans was HK$28,246,000 (US$3,621,000). The last repayment on the loans is due in 2007. The Company also had various banking facilities available from financial institutions amounting to approximately HK$32,158,000 (US$4,123,000). These facilities were secured by certain leasehold property in Hong Kong owned by the Company's subsidiary (Ever Growth Limited) and a related company, a fixed charge over a subsidiary's machinery and equipment and a floating charge over its other assets (Physical Health Centre (Macau) Limited), fixed deposits and securities owned by the Company's subsidiaries (Physical Health Centre Hong Kong Limited and Physical Health Centre (TST) Limited), and personal guarantees from Mr. Luk, respectively.

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

         The Company's trade receivable balance at September 30, 2002, was HK$12,293,000 (US$1,576,000). The Company has never experienced any significant problems with collection of accounts receivable from its customers.

         Capital expenditure for Fiscal Year 2001, and the nine-month period ended September 30, 2002, were HK$65,931,000 (US$8,453,000) and HK$95,973,000
(US$12,303,000) respectively. The Company also had capital expenditure commitments of approximately HK$7,000,000 (US$897,000) as of September 30, 2002 compared with HK$31,554,000 (US$4,045,000) as of December 31, 2001, all of which were contracted but not provided for in the financial statements. Subsequent to the balance sheet date of September 30, 2002, the Company has not committed significant capital expenditure. The Company believes that cash flow generated from its operations, the tight cost and cash flow control measures and its existing and additional credit facilities to be sought should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months. In addition, the Principal Stockholder has undertaken to make available adequate funds to the Group as and when required to maintain the Group as a going concern.

CRITICAL ACCOUNTING POLICIES

         Besides the accounting policies as described in note 3 to the financial statements for the year ended December 31, 2001, the management consider that its critical accounting policies include accounting for the deferral of sales rebates as mentioned in note 3 to the financial statements as included in Item 1 above.


ITEM 3 - CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of the Company's management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were not significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                    PHYSICAL SPA & FITNESS INC.
                                    (Registrant)

Date: November 18, 2002               /s/ Ngai Keung Luk
                                    ------------------------------------
                                    Ngai Keung Luk,
                                    Chairman and Chief Executive Officer

Date: November 18, 2002               /s/ Robert Chui
                                    ------------------------------------
                                    Robert Chui,
                                    Chief Financial Officer

                            CERTIFICATION


I, Ngai Keung Luk, Chairman and Chief Executive Officer and I,
Robert Chui, Chief Financial Officer, certify that:

1. We have reviewed this quarterly report on Form 10-Q of Physical Spa & Fitness Inc. (the "registrant");

2. Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and we have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and we have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


11/18/02                                   /s/ Ngai Keung Luk
---------------                            -------------------------------------
Date                                       Chairman and Chief Executive Officer

11/18/02                                   /s/ Robert Chui
---------------                            -------------------------------------
Date                                       Chief Financial Officer