Form 10-K
period 2002-12-31
PHYSICAL SPA & FITNESS INC
filed 2003-04-15
CIK 1048055

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2002

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2002 was $820,000 based upon the average of the last available bid and asked price of the Common Stock of $0.41 as of December, 2002.

         The number of shares outstanding of the registrant's classes of common stock as of December 31, 2002: Common Stock, $.001 Par Value, 10,000,000 shares

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

ITEM 1.  BUSINESS

BACKGROUND OF THE COMPANY

         Physical Spa & Fitness Inc. (the "Company"), through its subsidiaries, operates fitness and spa centers in Hong Kong and the People's Republic of China ("China" or the "PRC"). The Company currently operates seventeen facilities: thirteen in Hong Kong and four in China (including one in Macau) under the name "PHYSICAL", with the exception of Renaissance Beauty Centre (see "Company Organization"). All of the Company's operations, including the operating of the fitness and spa centers, property holding, investment holding and other corporate activities are conducted through the Company's wholly-owned or majority-owned subsidiaries or joint ventures (see "Business of the Company Organization"). The fitness and spa centers in Hong Kong are operated by the Company's subsidiaries. Physical Health Centre Hong Kong Limited, a Hong Kong corporation and a majority (91.4%) owned subsidiary of the Company, operates the following centers in Hong Kong: Causeway Bay, Tsimshatsui, Shatin, Mei Foo (two centers) and Kowloon City. Another six wholly owned subsidiaries of the Company, Physical Health Centre (Tsuen Wan) Limited, Physical Health Center (TST) Limited, Physical Health Centre (Tuen Mun) Limited, Physical Health Centre (E House) Limited, Physical Beauty Centre (Central) Limited and Physical Health Centre (Kornhill) Limited respectively operates the Tsuen Wan Center (opened in July, 1998), the Sheraton Hotel Center (opened in July, 1999), the Tuen Mun Center (opened in July, 2000), the Elizabeth House Center (opened in April,
2001), the Wing On Centre (opened in April, 2002), and the Kornhill Center (opened in June, 2002). All of these companies are Hong Kong corporations. Renaissance Beauty Centre is operated by Supreme Resources Limited, which was previously a majority (70%) owned subsidiary of the Company and became a wholly-owned subsidiary in 2000. Supreme Resources Limited is also a Hong Kong corporation.

         The Company's facilities in China are operated by two joint ventures:
Shanghai Physical Fitness & Beauty Centre Co, Ltd. (formerly known as Shanghai Physical Ladies' Club Co., Ltd.) ("Shanghai Joint Venture"), which operates two centers in the city of Shanghai, and Dalian Physical Ladies' Club Co., Ltd. ("Dalian Joint Venture"), which operates fitness and spa facility in the city of Dalian. The Company, through its subsidiaries, holds a 99% interest (changed from 100% in 2002) in the Shanghai Joint Venture and a 90% interest in the Dalian Joint Venture. The minority interests in the two joint ventures are held by the joint ventures' Chinese partners. China regulations of the fitness and spa facilities encourage joint ventures with a foreign company and provide less restrictive regulations of such form of business entities. See "Government Regulation - China".

         The Company's facility in Macau is operated by a wholly-owned subsidiary of the Company, Su Sec Pou Physical Health Centre (Macau) Limited, which is a Macau corporation.

         The Company provides its customers, at each location, with access to a wide range of U.S.-styled fitness and spa services. The Company offers to its customers the fitness cards for the use of its fitness facilities, which include extensive aerobics programs, personalized training, cardiovascular conditioning and strength training. The facilities are equipped with the latest Western exercise equipment, including Life Fitness, Cybex, Flex and Precor. Spa and beauty treatment services are provided to both customers and visitors, and include skin care and facial treatments, massage, spa relaxation programs and weight-management programs. The Company also sells at the facilities a variety of exercise clothing and European beauty products. Based on the number of the Company's customers, management believes that the Company is among the top providers of fitness, exercise, and spa/beauty treatment services in Hong Kong and China, with approximately 100,000 customers.

         The Company's strategy is to provide a one-stop fitness and beauty center for its customers. Management believes that the Company's strong market presence in Hong Kong and its successful entrance into China's market is a result of its strategy of offering state-of-the-art exercise equipment, high quality beauty treatments and professional staff.

         The Company believes that it is one of the first companies to provide Western fitness and spa services in China. In 1994, the predecessor companies of Physical Beauty & Fitness Holdings Limited, a British Virgin Islands corporation ("Physical Limited"), the holding company of the Company's subsidiaries, began a process of expansion into targeted market segments in China. In 1994, the Company through Shanghai Joint Venture opened the Company's first China operation in Huangpu, Shanghai, with a fitness center to provide fitness and spa treatment facilities. Another center of similar size was opened in Hongqiao, Shanghai in September 1995, through Shanghai Joint Venture. The Huanghpu and Hongqiao centers were respectively relocated to Lu Wan (October, 2002) and Xu Hui (March, 2001) with enhanced facilities. A third China operation in Dalian commenced in April 1996 and is conducted through Dalian Joint Venture. See "Business of the Company - Organization". The Company's facilities in China are operated under the trade name "Physical", and the Company registered a servicemark under that name in Chinese language, which precludes others from the use of the same name. See "Business of the Company - Trademarks and Trade Names".

         In the opinion of the Company's management, current competition in China is becoming keen as the fitness and spa industry has attained its growth stage with increased new entrants from both domestic and global market. The Company expects that rising consumer incomes, increasing health awareness and growing access to foreign goods and trends, should continue to create increased demand for fitness and spa services in China. In 1996, the Company (through its subsidiaries) entered into two additional joint ventures in Zhongshan (Zhongshan Joint Venture) and Shenzhen (Shenzhen Joint Venture), China, however, such joint ventures have not commenced any operations yet. The Company explores the possibilities of opening these centers in the future, however, there can be no assurances given that such joint ventures will start operations or that such centers will be opened as currently contemplated by the management. See "Business of the Company - Business Strategy".

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

         Unless the context requires otherwise, as used herein, any reference to the Company includes the Company's subsidiaries - Physical Beauty & Fitness Holdings Limited, Physical Health Centre Hong Kong Ltd., Regent Town Holdings Ltd., Supreme Resources Ltd., Physical Health Centre (Tuen Mun) Ltd. (formerly known as Physical Health Centre (Zhong Shan) Limited), Zhongshan Physical Ladies' Club, Ltd., Ever Growth Ltd., Proline Holdings Ltd., Physical Health Centre (Shanghai) Limited (formerly known as Shanghai Physical Ladies' Club Company Ltd.), Shanghai Physical Fitness & Beauty Centre Co, Ltd. (formerly Known as Shanghai Physical Ladies' Club Co., Ltd.), Jade Regal Holdings Ltd., Physical Health Centre( Dalian) Ltd., Dalian Physical Ladies' Club Co. Ltd., Star Perfection Holdings Ltd., Physical Health Centre (Shenzhen) Ltd., Shenzhen Physical Ladies' Club Company Ltd., Physical Health Centre (Tsuen Wan) Limited, Physical Health Centre (Macau) Limited, Su Sec Pou Physical Health Centre (Macau) Limited, Physical Health Centre (TST) Limited, Physical Health Centre (E House) Limited (formerly known as Global Resources Limited), Physical Beauty Centre (Central) Limited, Physical Health Centre (Shatin) Limited (formerly known as Physical Health Centre (PM) Limited), Physical Health Centre (Kornhill) Limited, and Physical Health Centre (Central) Limited.

See also "Business - Organization".

THE COMPANY'S BUSINESS

General
-------

         The Company's fitness and spa centers are located in or near urban areas in highly populated areas of Hong Kong and major metropolitan cities in China and most of them are operated under long-term leases. With the exception of Mei Foo fitness center, a portion of which is owned by the Company (see "Business - Properties"), the Company does not own the real property on which the centers are located, but owns the leasehold improvements and equipment with respect to each center. Generally, the Company's centers average 30,000 square feet and include a workout area including a broad range of fitness equipment, changing room, sauna and steam facilities and a separate area devoted exclusively to professional spa and beauty treatment programs. Each center typically includes a laser TV room, health drink bar and sells a range of European beauty products.

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

                                                                                  EQUITY INTEREST
                                   DATE OF ACQUISITION /    PLACE OF                OWNED BY THE        PRINCIPAL
        NAME OF COMPANY            FORMATION                INCORPORATION             COMPANY           ACTIVITIES
        ---------------            ---------                -------------             -------           ----------
                                                                                 Direct     Indirect
                                                                                 ------     --------
        Physical Beauty and        March 8, 1996                  BVI             100%          -       Investment
          Fitness Holdings                                                                              holding
          Limited ("Physical
          Limited")

        Ever Growth Limited        September 29, 1994             HK                -         100%      Property
          ("Ever Growth")                                                                               holding

        Physical Health Centre     December 1, 1998               HK                -         100%      Operate a
          (E House) Limited                                                                             fitness
          (formerly known as                                                                            center
          Global Resources                                                                              in
          Limited)                                                                                      Hong Kong

        Jade Regal Holdings        March 15, 1996                 BVI               -         100%      Investment
          Limited ("Jade Regal")                                                                        holding

        Physical Beauty Centre     September 14, 2001             HK                -         100%      Operating
          (Central) Limited**                                                                           a beauty
                                                                                                        center in
                                                                                                        Hong Kong

        Physical Health Centre     March 15, 1996                 HK                -         100%      Investment
          (Dalian) Limited                                                                              holding
          ("Dailan Physical")


------------

                                                                                  EQUITY INTEREST
                                   DATE OF ACQUISITION /    PLACE OF                OWNED BY THE        PRINCIPAL
        NAME OF COMPANY            FORMATION                INCORPORATION             COMPANY           ACTIVITIES
        ---------------            ---------                -------------             -------           ----------
                                                                                 Direct     Indirect
                                                                                 ------     --------
     Physical Health Centre        December 31, 2001              HK                -         100%      Operating a
          (Kornhill) Limited**                                                                            fitness and
                                                                                                          beauty center
                                                                                                          in Hong Kong

     Physical Health Centre        March 21, 1997                 HK                -         100%      Investment
          (Macau) Limited                                                                                 holding

     Physical Health Centre        May 30, 2001                   HK                -         100%      Will operate a
          (Shatin) Limited**                                                                              fitness and
(formerly known as                                                                                        beauty center
Physical Health                                                                                           in Hong Kong
           Centre (PM) Limited)

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

      Star Perfection Holdings     April 15, 1996                 BVI               -         100%      Investment
          Limited ("Star                                                                                  holding
          Perfection")

      Supreme Resources Limited    September 29, 1994             HK                -         100%      Operating a
          ("Supreme")                                                                                     beauty
                                                                                                          center in
                                                                                                          Hong Kong

      Su Sec Pou Physical Health   August 18, 1997                Macau             -         100%      Operating a
          Centre (Macau), Limited                                                                         fitness
                                                                                                          center in
                                                                                                          Macau

      Physical Health Centre       August 9, 2002                 HK                -         100%      Inactive
          (Central) Limited**

See also Notes to the Financial Statements
                                        5

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
                         |           |          |                      |
                         |100%*      |90%       |                      |90%
                        Physical     |          |                      |
                        Health       |          |                      |
                        Centre       |          |                      |
                       (Shanghai)    |          |                      |
                        Limited      |          |                      |
                           HK        |        Causeway Bay             |
                       ----------    |        Tsimshatsui              |
                         |           |          Shatin                 |
                         |99%        |      Mei Foo (Fitness)          |
                         |           |      Mei Foo (Beauty)           |
                        Shanghai    Dalian   Kowloon City          Shenzhen
                         Joint      Joint                            Joint
                        Venture     Venture      HK                Venture
                                              ----------

*50% held by one nominee shareholder. Since the Companies Ordinance of Hong Kong requires a minimum of 2 shareholders for each limited company, Mr. Luk holds the remaining shares on behalf of Physical Beauty & Fitness Holdings Ltd.

** Physical Beauty Centre (Central) Limited, Physical Health Centre (Kornhill) Limited, Physical Health Centre (Shatin) Limited (Formerly knowna as Physical Health Centre (PM) Limited), and Physical Health Centre (Central) Limited are not shown in the above chart.

OWNERSHIP STRUCTURES IN CHINA

      The organizational structure of the Company's operations in China is set forth below.

                                             INTEREST    TERM        REGISTERED
                                 TYPE OF     OWNED BY   OF THE       CAPITAL
  NAME OF THE                     JOINT        THE       JOINT       (AMOUNT IN
 JOINT VENTURE     LOCATION      VENTURE     COMPANY    VENTURE      THOUSAND)           PROFIT SHARING
ARRANGEMENT
----------------- ------------  ----------  ----------  --------  ----------------  ------------------------------------
Shanghai          Lu Wan       Co-operative  Originally Originally Originally        Originally none(joint venturer receives
Physical          and Xu Hui                 100% and   10 years   US$1,000 in       rent for locations and will
Fitness           (formerly                  changed    and        cash and          receive equipment when the
& Beauty          known as                   to 99%     extended   increased to      joint venture is dissolved)
Centre            Huangpu &                  in 2002    to 15      US$2,000 in       and changed to pro-rata to
Co, Ltd.          Hongqiao),                            years      cash in 1995      equity interests in 2002
(formerly         Shanghai                              in 2002
known as
Shanghai
Physical
Ladies' Club
Co., Ltd.)
("Shanghai
Joint Venture")

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

See also Notes to the Financial Statements

         SHANGHAI JOINT VENTURE. The Shanghai Joint Venture is a Sino-foreign cooperative joint venture established on September 7, 1993 in Shanghai, China. The Chinese joint venture partner is a state-owned enterprise in the PRC, Shanghai Ti Yu Guan (SHTYG). Physical Health Centre (Shanghai) Limited (formerly known as Shanghai Physical Ladies' Club Company Limited), a Hong Kong corporation ("Shanghai Physical") authorized Physical Health Centre Hong Kong Limited, a Hong Kong corporation, to enter into a joint venture contract with SHTYG. The joint venture period is 10 years from the date of issue of the business license on September 7, 1993 and further extended by 5 years in 2002. By an amendment of the joint venture contract on June 1, 2002, the equity interest of Shanghai Physical changed from 100% to 99%. The remaining 1% of the equity interest was transferred from Shanghai Physical to SHTYG.

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

         A handful of small clubs with standard facilities have opened since early '90S, but offer, in the Management's opinion, a limited selection of locally made, out-of-date equipment (as compared to the equipment used in the Company's centers). Such facilities are frequented by more men than women, as they tend to be equipped with barbells and weights.

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

         From Mid-1998 to April, 2003, the Company opened six additional centers in Hong Kong through its wholly owned subsidiaries, Physical Health Centre (Tsuen Wan) Limited, Physical Health Centre (TST) Limited, Physical Health Centre (Tuen Mun) Limited, Physical Health Centre (E House) Limited, Physical Beauty Centre (Central) Limited, and Physical Health Centre (Kornhill) Limited respectively. These collectively make up a total of thirteen centers (where the fitness facility and spa facility in Mei Foo are counted as two centers) in Hong Kong.

See also "Description of Property".

CHINA

         Commencing in the mid-1980's, China commenced market-oriented reforms that were designed to open up and improve the economy and the Chinese standard of living. As economic reforms became successful in China and a large, middle-class market developed, China was targeted as an expansion market where the success in Hong Kong could be duplicated.

         Shanghai, with a booming economy, an influx of foreign investment, and a population of 14 million, was the logical choice for the Company to start its first China location. In January of 1994, the Huang Pu branch was opened in one of Shanghai's busiest shopping districts, through a joint venture company formed between a Chinese enterprise and a newly formed subsidiary of the Company. The center has an area of 15,000 sq. ft. (which was relocated to Lu Wan with an expanded area of 80,000 sq. ft. in October, 2002), and within the first year there were over 2,000 fitness customers and spa clients. Based upon the positive response to the first facility in Shanghai, the decision was made to open a second Shanghai branch.

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

         In October, 2000, the Company opened its first fitness center in Macau. Macau has been a Portuguese colony (until December 20, 1999) strategically located at the mouth of the Pearl River on the border of China. Macau is easily accessible by Hong Kong residents via a 45-minute jet foil ride and is a popular vacation destination for both Hong Kong and Chinese residents. Macau has a population of approximately 500,000 (Hong Kong Trade Development Council). The Company plans to target primarily Macau's local residents.

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

         The Company believes that its experience in and knowledge of the fitness and spa industry in Hong Kong and China, as well as management's continuous presence in Hong Kong (since 1986) and China (since 1994), positions the Company to take advantage of perceived opportunities in this market. Further, demographic developments in Hong Kong and China, continue to create increasing demand for certain fitness and spa services. In this regard, the Company opened planned centers in Tsuen Wan, Hong Kong (July, 1998), Sheraton Hotel, Tsimatshui, Hong Kong (July, 1999), Tuen Mun, Hong Kong (July, 2000), Macau (October, 2000), and Elizabeth House, Causeway Bay, Hong Kong (April,
2001). In early April, 2002, the Company opened a new beauty center in Central, Hong Kong and expanded its Tsuen Wan fitness center to locate male customers. The Company also established a new fitness/spa center in Kornhill, Hong Kong in June, 2002. The Company plans to open new centers in other major metropolitan cities in China over the next several years. However, there is no assurance that such centers will be opened as currently planned since they are subject to changing political and economic conditions, as well as the Company's evaluation of the applicable market conditions.

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

         Under the plans, new customers are charged a registration fee upon admission and a monthly fee each month to maintain their privileges. The initial registration fees are non-refundable and range from approximately HK$800 (US$103) to HK$2,000 (US$256), depending on the diversity of facilities and services available at the enrolling center, the local competitive environment, as well as the effects of seasonal price strategies. The Hong Kong centers from times to times are launching promotion at a special fee of HK$600 (US$77). Each customer will also be charged a monthly due of HK$299 (US$38) for the usage of the fitness centers. In order to fully utilize the facilities, the Company grants a special offer of admission fees at HK$200 (US$26) to off-peak customers. Prepayment of the monthly fee is encouraged by offering a discount for customers who prepay for twelve or more months. Customers are also provided on a monthly basis 10 aerobic coupons on free-of-charge basis at Hong Kong locations. Any customer who attends additional classes has to purchase coupons at HK$15 (US$2) each. China locations include aerobics classes with monthly dues.

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

         A key component of the Company's marketing strategy is to cluster numerous fitness centers in major media markets in order to increase the efficiency and cost effectiveness of its marketing and advertising programs. Advertising consists of (i) television and (ii) newspapers, magazines, leaflets, light box, and other promotional activities, which were accounted for approximately 10%, and 90%, respectively, of the Company's total advertising expenses in 2002.

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

Upscale Market
--------------

         The Hong Kong upscale market consists of exclusive private clubs which usually provide both fitness services and spa treatments at very high prices. These private clubs are typically oriented towards women and offer a great deal of variety to their customers. Annual membership fees average approximately HK$9,800 (US$1,300) and beauty treatments are charged separately upon usage. These facilities use expensive, name-brand equipment, luxurious decoration, large areas of space averaging 30,000 sq ft, and offer a wide range of services to attract customers. The primary club in this category is Phillip Wain with three locations. There are certain upscale market establishments which provide fitness services only, most are for both male and female, and are concentrated in one area of Hong Kong. The joining fees range from HK$2,000 (US$260) to HK$4,000 (US$510) with monthly membership fees ranging from HK$345 (US$44) to HK$699 (US$90). These establishments range in size from 10,000 sq ft to 30,000 sq ft. Examples are California Fitness with five outlets, and Fitness First Health Clubs with four outlets. The Company's fitness/spa facilities compete directly primarily with the middle markets (see below).

Middle Market
-------------

         There are very few establishments in this class which provide both fitness services and spa/ beauty treatments in a single facility. The closest competitor in the same category is Modern Beauty Salon with seventeen locations of average size of approximately 20,000 sq. ft. A monthly subscription of HK$150 (US$19) is required to become a member of the above center for a continuous period of one year. The operators of spa/beauty services only which are in direct competition with the Company's beauty centers include Caesar Beauty Centre, with three locations, Sau San Tong Healthy Trim Institute, with two locations, Angel Face Beauty Creations (International) Ltd., with fourteen locations, Marie France Bodyline, with six locations, Oasis Spa, with two locations, and Royal Bodyperfect, with five locations. The management believes that, these facilities do not offer as high a level of fitness equipment and instruction as the Company does and that the Company offers a more comprehensive level of spa treatments than these facilities. The Company targets primarily the middle market.

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

Trademarks and Trade Names

         In July 1988, the Company and its predecessor began to market substantially all its fitness centers under the servicemark "Physical" thereby eliminating the prior practice of using a different trade names for each center. The Company registered a servicemark under its trade name "Physical" in Hong Kong and its Chinese equivalent name in China. In the opinion of the Company's trademark counsel in Hong Kong, the registration enables the mark to distinguish the Company's services from similar services of others. The servicemark gives the Company a priority over the use of the servicemark by others and the right to reject others from the use of the same name. In China, the Company has registered the name in Chinese language pursuant to the Chinese Trademark Law which provides the Company with protection of its name on a nation-wide basis and precludes others in China from using the same name as the Company's.

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

Employees

         The Company has approximately 1,430 employees, including approximately 30 commission based sales executives. Approximately 750 employees are involved in fitness operations, including sales personnel, instructors, and supervisory personnel. Approximately 500 employees are involved in beauty and spa operations. Approximately 150 are administrative support personnel, including accounting, marketing, training and other services.

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

         Aggregate rental expense was approximately HK$56.5 million (US$7.2 million), HK$70.4 million (US$9 million) and HK$103.6 million (US$13 million) for the year ended December 31, 2000, 2001 and 2002, respectively.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been listed on the Bulletin Board of the NASD's over-the-counter market under the symbol PFIT, since December 1996, but has been traded only sporadically. As of March 31, 2003, the 52-week trading range was between $0.15 to $0.51 per share. The last reported sale was in March, 2003 at $0.51 per share. The reported sporadic sales in the fiscal year 2002, are set forth below*.

        Date         Open        High         Low         Close
       Nov-02        0.25        0.25         0.15        0.15
       Dec-02        0.15        0.41         0.15        0.41

---------------------
* Historical quotes provided by Commodity Systems, Inc.

         As of December 31, 2002, there were approximately 619 record holders of the Company's Common Stock. The Company effected a 1.333333-for-1 reverse split of its Common Stock in October 1997 and a 1-for-1.333333 forward stock split in June 1998.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes to Consolidated Financial Statements and Report of Independent Public Accountants, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. The following table summarizes certain selected financial data of the Company for the fiscal years ended December 31, 1998 through December 31, 2002. The data has been derived from Consolidated Financial Statements (audited) included in Item 8 of this Report.

(In thousands, except share and per share data)

                                                                      YEAR ENDED DECEMBER 31
                                             ---------------------------------------------------------------------
                                                  1998        1999        2000        2001        2002        2002
                                                   HK$         HK$         HK$         HK$         HK$         US$
                                             ---------   ---------   ---------   ---------   ---------   ---------
Consolidated Statements of Operations Data

OPERATING REVENUES                             210,209     253,172     303,312     392,097     413,744      53,044
                                             ---------   ---------   ---------   ---------   ---------   ---------
OPERATING EXPENSES
Salaries and commissions                       (56,415)    (70,729)    (88,999)   (113,239)   (139,740)    (17,915)
Rent and related expenses                      (46,527)    (63,931)    (74,685)    (95,413)   (132,929)    (17,042)
Depreciation                                   (25,781)    (33,187)    (41,335)    (51,494)    (63,412)     (8,130)
Other selling and administrative expenses      (60,572)    (57,520)    (80,634)   (108,298)    (95,844)    (12,288)
                                             ---------   ---------   ---------   ---------   ---------   ---------
Total operating expenses                      (189,295)   (225,367)   (285,653)   (368,444)   (431,925)    (55,375)
                                             ---------   ---------   ---------   ---------   ---------   ---------

INCOME (LOSS) FROM OPERATIONS                   20,914      27,805      17,659      23,653     (18,181)     (2,331)
                                             ---------   ---------   ---------   ---------   ---------   ---------
NON-OPERATING INCOME (EXPENSES)
Other income, net                                  645         452         853         778         418          54
Interest expenses                               (3,933)     (4,245)     (3,379)     (3,638)     (5,645)       (724)
Goodwill write-off                                  --          --      (1,113)         --         --          --
                                             ---------   ---------   ---------   ---------   ---------   ---------
Total non-operating expenses                   (3,288)     (3,793)     (3,639)     (2,860)     (5,227)       (670)
                                             ---------   ---------   ---------   ---------   ---------   ---------
INCOME (LOSS) BEFORE INCOME TAXES AND
   MINORITY INTERESTS AND THE CUMULATIVE
   EFFECT OF A CHANGE IN ACCOUNTING
   PRINCIPLE                                    17,626      24,012      14,020      20,793     (23,408)     (3,001)

(Provision) Credit for income taxes                108      (4,933)     (3,312)     (6,785)       (834)       (107)
                                             ---------   ---------   ---------   ---------   ---------   ---------
INCOME (LOSS) BEFORE MINORITY INTERESTS
   AND THE CUMULATIVE EFFECT OF A CHANGE
   IN ACCOUNTING PRINCIPLE                     17,734      19,079      10,708      14,008     (24,242)     (3,108)

Minority interests                             (1,198)       (577)     (1,010)       (761)         147          19
                                             ---------   ---------   ---------   ---------   ---------   ---------
NET INCOME (LOSS) BOFORE CUMULATIVE EFFECT
OF A CHANGE IN ACCOUNTING PRINCIPLE             16,536      18,502       9,698      13,247     (24,095)     (3,089)

Cumulative effect on prior year of deferral
of sales rebates, net of income taxes
and minority interests                              --          --          --          --       3,857         494
                                             ---------   ---------   ---------   ---------   ---------   ---------

NET INCOME (LOSS)                               16,536      18,502       9,698      13,247     (20,238)     (2,595)

                                             =========   =========   =========   =========   =========   =========

Net income per share                              1.65        1.85        0.97        1.32       (2.02)      (0.26)
                                             =========   =========   =========   =========   =========   =========

Number of shares of stock outstanding
   (in thousands)                               10,000      10,000      10,000      10,000      10,000      10,000
                                             =========   =========   =========   =========   =========   =========

Balance Sheet Data

Current assets                                  39,467      41,206      31,135      51,841      55,597       7,128
Total assets                                   169,641     186,131     212,931     263,126     324,890      41,653
Current liabilities                             81,976      67,809      88,677     122,856     209,239      26,826
Long-term obligations other than finance
 leases                                         13,592      16,319      15,789      15,243      22,252       2,852
Working capital                                (42,509)    (26,603)    (57,542)    (71,015)   (153,642)    (19,698)
Obligations under finance leases-non current     4,215      12,114       8,191       9,342       5,032         645
Deferred taxation                                4,712       5,661       6,312       7,434       4,593         589
Minority interests                               5,144       5,721       6,544       7,305       7,285         933
Shareholders' equity                            60,002      78,507      88,260     101,506      81,256      10,418

                                       27

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion should be read in conjunction with "Selected Income Data" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Overview
--------

         The Company, through its predecessor companies and its subsidiaries, has been an established commercial operator of fitness and spa centers in Hong Kong and China since 1986 (see "Company - History"). The Company currently operates seventeen facilities: thirteen in Hong Kong and four in China (including one in Macau). Based on the number of the customers of the Company's facilities, management believes that the Company is one of the top providers of fitness facilities and spa and beauty treatment services in Hong Kong and China, with approximately 100,000 customers. The Company offers to its customers, at each location, access to a wide range of U.S.-styled fitness and spa services.

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

         The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

                                                    Years Ended December 31,
                                                   --------------------------
                                                   2000       2001       2002
                                                   ----       ----       ----

Operating Revenues                                100.00%    100.00%    100.00%

Total operating expenses                           94.18%     93.97%    104.39%

Operating income (loss)                             5.82%      6.03%     (4.39%)

Income (Loss) before income taxes and
minority interests                                  4.62%      5.30%     (5.66%)

Provision for income and deferred taxes             1.09%      1.73%      0.20%

Minority interests                                  0.33%      0.19%     (0.04%)

Net income (loss)                                   3.20%      3.38%     (4.89%)
                                                  ========   ========   ========

FISCAL YEAR ENDED DECEMBER 31, 2002 COMPARED TO FISCAL YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------
2001
----

         OPERATING REVENUES. The Company's operating revenues increased 6% to HK$413,744,000 (US$53,044,000) in the fiscal year ended December 31, 2002 as compared to HK$392,097,000 (US$50,269,000) of last year.

         Operating revenues derived by the Company's fitness services, net of sales rebates of HK$4,743,000 (US$608,000), increased 2% to HK$278,212,000
(US$35,668,000) compared to HK$272,756,000 (US$34,969,000) of last year. Fitness revenues as a percentage of total revenues were 67% in 2002 as compared to 70% in 2001.

         Operating revenues for the Company's beauty treatments in 2002 totaled HK$135,532,000 (US$17,376,000) compared to HK$119,341,000 (US$15,300,000) in
2001, representing an increase of 14%. Beauty revenues as a percentage of total revenues increased from 30% to 33% in 2002 as compared to 2001.

         Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$374,102,000 (US$47,962,000), or 90% of total operating revenues in the fiscal year ended December 31, 2002 as compared to HK$360,388,000 (US$46,204,000) or 92% of total operating revenues in the fiscal year ended December 31, 2001.

         Operating revenues derived from the Company's China locations generated HK$39,642,000 (US$5,082,000), or 10% of total operating revenues in the fiscal year ended December 31, 2002 as compared to HK$31,709,000 (US$4,065,000) or 8% of total operating revenues in the fiscal year ended December 31, 2001.

         OPERATING EXPENSES. The Company's operating expenses for the fiscal year ended December 31, 2002 totaled HK$431,925,000 (US$55,375,000) compared to HK$368,444,000 (US$47,236,000) in the fiscal year ended December 31, 2001, representing an increase of 17%. Total operating expenses, after taking into account all corporate expenses, were 104% of total operating revenue as compared to 94% of last year. This reflects the additional costs incurred by the Company in following its business expansion plan.

         Operating expenses associated with the Company's Hong Kong locations were HK$375,867,000 (US$48,188,000) in the fiscal year ended December 31, 2002, representing an increase of HK$51,763,000 (US$6,637,000) or 16% as compared to HK$324,104,000 (US$41,551,000) in 2001. The increase was mainly due to additional expenses incurred by the Wing On, Central Center (opened in April, 2002), the new unisex fitness center in Tsuen Wan (opened in April, 2002) and Kornhill Center (opened in June, 2002), all of which have not yet commenced operation in 2001. Hong Kong operating expenses represented 87% of total operating expenses in 2002 as compared to 88% in 2001.

         Operating expenses associated with the Company's China locations were HK$56,058,000 (US$7,187,000) in the fiscal year ended December 31, 2002, representing an increase of 26% as compared to HK$44,340,000 (US$5,685,000) in 2001 primarily due to additional expenses incurred by the enhanced facilities in Shanghai. Operating expenses in China represented 13% of total operating expenses in the fiscal year ended December 31, 2002 as compared to 12% in 2001.

         TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the fiscal year ended December 31, 2002 totaled HK$5,227,000 (US$670,000) compared to HK$2,860,000 (US$367,000) in the fiscal year ended December 31, 2001, representing an increase of 83% mainly due to higher interest expenses.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the fiscal year ended December 31, 2002 totaled HK$834,000 (US$107,000) compared to HK$6,785,000 (US$870,000) in 2001, representing a decrease of 88%. The decrease is mainly due to losses incurred in the year.

         NET LOSS. The Company generated a net loss of HK$20,238,000 (US$2,595,000) for the fiscal year ended December 31, 2002, compared to a net income of HK$13,247,000 (US$1,698,000) for the fiscal year ended December 31, 2001, representing a decrease of 253%. The loss was mainly due to the narrowing margin of the existing centers and the absorption of the pre-opening overhead associated with four new centers.

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

         OPERATING EXPENSES. The Company's operating expenses for the fiscal year ended December 31, 2001 totaled HK$368,444,000 (US$47,236,000) compared to HK$285,653,000 (US$36,623,000) in the fiscal year ended December 31, 2000, representing an increase of 29%. The increase in the operating expenses was primarily due to higher overheads incurred by the Company in following its expansion plan. Total operating expenses, after taking into account all corporate expenses, were 94% of total operating revenue being in line with last year.

         Operating expenses associated with the Company's Hong Kong locations were HK$324,104,000 (US$41,551,000) in the fiscal year ended December 31, 2001, representing an increase of HK$65,999,000 (US$8,461,000) or 26% as compared to HK$258,105,000 (US$33,091,000) in 2000. Hong Kong operating expenses represented 88% of total operating expenses in the fiscal year ended December 31, 2001 as compared to 90% in 2000. The increase in operating expenses was primarily due to additional expenses incurred by the Elizabeth House center which has not yet commenced operation in 2000. Moreover, additional marketing expenses was incurred in association with a new installment program initiating in April, 2001.

         Operating expenses associated with the Company's China locations were HK$44,340,000 (US$5,685,000) in the fiscal year ended December 31, 2001, representing an increase of 61% as compared to HK$27,548,000 (US$3,532,000) in 2000 primarily due to an additional expense incurred by the Macau center which opened in October 2000. Operating expenses in China represented 12% of total operating expenses in the fiscal year ended December 31, 2001 as compared to 10% in 2000.

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

         NET INCOME. The Company's net income for the fiscal year ended December 31, 2001 totaled HK$13,247,000 (US$1,698,000) compared to HK$9,698,000
(US$1,244,000) for the fiscal year ended December 31, 2000, representing an increase of 37%. The increase in the net income was mainly due to a prior year adjustment of HK$4,825,000 (US$619,000) for overprovision of depreciation in the fiscal year ended December 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions. See Notes to Financial Statements (Note 8 "Short-Term Bank Loans"; Note 9 "Long-Term Bank Loans"; and Note 12 "Obligations under Finance Leases").

         Cash and cash equivalent balances for the fiscal years ended December 31, 2002 and December 31, 2001 were HK$1,336,000 (US$171,000) and HK$4,787,000
(US$614,000) respectively.

         Net cash provided by operating activities were HK$105,334,000 (US$13,503,000), HK$92,074,000(US$11,804,000), and HK$76,854,000 (US$9,853,000)
for fiscal years 2002, 2001, and 2000 respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$120,362,000 (US$15,430,000), HK$70,881,000
(US$9,087,000), and HK$78,127,000 (US$10,016,000) for fiscal years 2002, 2001, and 2000 respectively, primarily as a result of expenditures for property, plant and equipment. Net cash provided (used) in financing activities, which mainly include bank loan repayments, net of proceeds from new bank loans, were HK$11,589,000 (US$1,486,000), HK$(18,164,000) (US$(2,328,000)), and HK$81,000
(US$11,000) for fiscal years 2002, 2001, and 2000 respectively.

         During the fiscal year ended December 31, 2002, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material. The Company's long-term loans bear interest rates varying from 5.25% to 6.65% per annum. The total balance outstanding as of December 31, 2002 on such loans was HK$22,252,000 (US$2,852,000). The last repayment on the loans is due in 2007. The Company had total banking facilities available from financial institutions amounting to approximately HK$51,069,000 (US$6,547,000). These facilities were secured by certain leasehold property in Hong Kong owned by the Company's subsidiary (Ever Growth Limited) and a related company, a fixed charge over a subsidiary's machinery and equipment and a floating charge over its other assets (Physical Health Centre (Macau) Limited), fixed deposits and securities owned by the Company's subsidiaries (Physical Health Centre Hong Kong Limited and Physical Health Centre (E House) Limited), and personal guarantees from Mr. Luk, respectively.

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

         The Company's trade receivable balance at December 31, 2002, was HK$5,672,000 (US$727,000) which is mainly due by banks for the new installment program. The program allows the holders of credit cards issued by certain banks to purchase the Company's fitness and beauty services with the said cards and then enjoy the 12-month interest-free payment by installment arrangements with the banks. The Company offers credit terms varying from 7 days to 14 days to the banks for settlement of the full purchase amounts. The Company has never experienced any significant problems with collection of accounts receivable from its customers. No provision for doubtful receivables is therefore made for the period under review.

         Capital expenditures for fiscal years 2002, 2001 and 2000 were HK$126,364,000 (US$16,199,000), HK$65,931,000 (US$8,453,000) and HK$71,934,000
(US$9,222,000), respectively. The Company believes that cash flow generated from its operations and its existing credit facilities should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Since some operations of the Company are operated in the People's Republic of China ("PRC"), they are subject to special considerations and significant risks not typically associated with investments in equity securities of United States and Western European companies. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. These are described further in the following:

POLITICAL ENVIRONMENT

         The value of the Company's interests in the Shanghai and Dalian joint ventures ("JVs") may be adversely affected by significant political, economic and social uncertainties in the PRC. A change in policies by the Chinese government could adversely affect the Company's interests in the Shanghai and Dalian JVs by, among other factors: changes in laws, regulations or the interpretation thereof; confiscatory taxation; restrictions on foreign currency conversion, imports or sources of suppliers; or the expropriation or nationalization of private enterprises.

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

Independent Auditors' Report of William D. Lindberg.                      F-1

Independent Auditors' Report of Moores Rowland                            F-2

Consolidated Statements of Operations for the years ended
December 31, 2000, 2001 and 2002                                          F-3

Consolidated Balance Sheets as of December 31, 2001 and 2002              F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2000, 2001 and 2002                                          F-5

Consolidated Statements of Stockholders' Equity for the years
ended December 31, 2000, 2001 and 2002                                    F-6

Notes to Consolidated Financial Statements                                F-7

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

                                                         /S/ WILLIAM D. LINDBERG

Costa Mesa, California,
June 30, 1999

                          INDEPENDENT AUDITORS' REPORT
                          AUDITED FINANCIAL STATEMENTS
                           PHYSICAL SPA & FITNESS INC.
                                DECEMBER 31, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of PHYSICAL SPA & FITNESS INC.

We have audited the accompanying consolidated balance sheets of Physical Spa & Fitness Inc. (a Delaware Corporation) and subsidiaries as of December 31, 2001 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Physical Spa & Fitness Inc. and subsidiaries as of December 31, 2001 and 2002 and the results of their operations and cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Group will continue as a going concern. As discussed in Note 3 (b) to the financial statements, the Group has suffered losses from operations during the year 2002 and has a negative working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 (b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 (t) to the financial statements, the Group changed its method of accounting for sales rebates in the year 2002.

/s/ Moores Rowland

MOORES ROWLAND
CHARTERED ACCOUNTANTS
CERTIFIED PUBLIC ACCOUNTANTS
Hong Kong

Date:  April 11, 2003


PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------------
(In thousands, except share and per share data)


                                                                             YEAR ENDED DECEMBER 31
                                                        -----------------------------------------------------------------
                                                                2000              2001            2002             2002
                                                  NOTE           HK$               HK$             HK$              US$
                                                                            (Restated)
OPERATING REVENUES                                           303,312           392,097         413,744           53,044
                                                        --------------    --------------   ---------------   ------------

OPERATING EXPENSES
Salaries and commissions                                     (88,999)         (113,239)       (139,740)         (17,915)
Rent and related expenses                                    (74,685)          (95,413)       (132,929)         (17,042)
Depreciation                                                 (41,335)          (51,494)        (63,412)          (8,130)
Other selling and administrative expenses                    (80,634)         (108,298)        (95,844)         (12,288)
                                                        --------------    --------------   ---------------   ------------

Total operating expenses                                    (285,653)         (368,444)       (431,925)         (55,375)
                                                        --------------    --------------   ---------------   ------------

INCOME (LOSS) FROM OPERATIONS                                 17,659            23,653         (18,181)          (2,331)
                                                        --------------    --------------   ---------------   ------------

NON-OPERATING INCOME (EXPENSES)
Other income, net                                                853               778             418               54
Interest expenses                                             (3,379)           (3,638)         (5,645)            (724)
Goodwill write-off                                            (1,113)                -               -                -
                                                        --------------    --------------   ---------------   ------------

Total non-operating expenses                                  (3,639)           (2,860)         (5,227)            (670)
                                                        --------------    --------------   ---------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY
   INTERESTS AND THE CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE                             14,020            20,793         (23,408)          (3,001)

Income taxes                                       10         (3,312)           (6,785)           (834)            (107)
                                                        --------------    --------------   ---------------   ------------

INCOME (LOSS) BEFORE MINORITY INTERESTS AND
   THE CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE                                       10,708            14,008         (24,242)          (3,108)

Minority interests                                            (1,010)             (761)            147               19
                                                        --------------    --------------   ---------------   ------------

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE                              9,698            13,247         (24,095)          (3,089)

Cumulative effect on prior year of deferral of
   sales rebates, net of income taxes and
   minority interests                             3(t)             -                 -           3,857              494
                                                        --------------    --------------   ---------------   ------------

NET INCOME (LOSS)                                              9,698            13,247         (20,238)          (2,595)

Other comprehensive income (loss)
- Foreign currency translation adjustments                        55                (1)            (12)              (2)
                                                        --------------    --------------   ---------------   ------------

COMPREHENSIVE INCOME (LOSS)                                    9,753            13,246         (20,250)          (2,597)
                                                        ==============    ==============   ===============   ============

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------------
(In thousands, except share and per share data)

                                                                             YEAR ENDED DECEMBER 31
                                                        -----------------------------------------------------------------
                                                                2000              2001            2002             2002
                                                  NOTE           HK$               HK$             HK$              US$
                                                                            (Restated)
Earnings (Loss) per share of common stock before
   cumulative effect of change in accounting
   principle                                                    0.97              1.32            (2.41)          (0.31)

Cumulative effect on prior year of deferral of
   sales rebates                                                   -                 -             0.39            0.05
                                                        --------------    --------------   ---------------   ------------

Earnings (Loss) per share of common stock - Basic                0.97              1.32           (2.02)          (0.26)
                                                        ==============    ==============   ===============   ============

Number of shares of common stock outstanding (in
   thousands)                                                  10,000            10,000          10,000          10,000
                                                        ==============    ==============   ===============   ============

PROFORMA AMOUNTS ASSUMING THE CHANGE IN
   ACCOUNTING FOR REBATES IS APPLIED
   RETROACTIVELY                                  3(t)
Net income (loss)                                               9,698           17,104           (20,238)        (2,595)
                                                        ==============    ==============   ===============   ============

Earnings (Loss) per share of common stock - Basic                0.97             1.71             (2.02)         (0.26)
                                                        ==============    ==============   ===============   ============

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------
(In thousands, except share and per share data)

                                                                     NOTE                 AS OF DECEMBER 31
                                                                              -------------------------------------------
                                                                                     2001            2002           2002
ASSETS                                                                                HK$             HK$            US$
                                                                               (Restated)
CURRENT ASSETS
Cash and cash equivalents                                                           4,787          1,336           171
Trade receivables                                                                   7,840          5,672           727
Other receivables                                                     10            5,728          6,326           811
Rental and utility deposits                                                        21,733         30,924         3,965
Prepayments to vendors and suppliers and other current assets                       9,380          5,112           655
Inventories                                                          3(f)           2,373          3,113           400
Held-to-maturity securities, collateralised                            5                -          3,114           399
                                                                              -------------    -----------   ------------

TOTAL CURRENT ASSETS                                                               51,841         55,597         7,128
                                                                              -------------    -----------   ------------

Marketable securities, collateralised                                  6                -          1,540           198
Bank deposits, collateralised                                                       6,935         13,340         1,710
Due from a stockholder                                               14(C)         11,695         10,955         1,404
Prepayments for construction-in-progress                                           11,970          1,690           217
Property, plant and equipment, net                                     7          180,685        241,768        30,996
                                                                              -------------    -----------   ------------

TOTAL ASSETS                                                                      263,126        324,890        41,653
                                                                              =============    ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Due to a related company                                             14(d)              5          3,515           451
Short-term bank loans                                                  8            1,769         12,634         1,620
Long-term bank loans - current portion                                 9           12,462         18,255         2,340
Accounts payable and accrued expenses                                 11           20,644         73,246         9,391
Obligations under finance leases - current portion                    12            5,668          9,358         1,200
Deferred income - current portion                                                  71,000         76,828         9,850
Deferred liabilities - current portion                                              4,372          5,616           720
Income taxes payable                                                                  963          3,764           482
Taxes other than income                                                             5,973          6,023           772
                                                                              -------------    -----------   ------------

TOTAL CURRENT LIABILITIES                                                         122,856        209,239        26,826
                                                                              -------------    -----------   ------------

Deferred income - non-current portion                                               6,691          6,315           810
Deferred liabilities - non-current portion                                          5,211          7,173           920
Long-term bank loans - non-current portion                             9            2,781          3,997           512
Obligations under finance leases - non-current portion                12            9,342          5,032           645
Deferred taxation                                                                   7,434          4,593           589
Minority interests                                                                  7,305          7,285           933

STOCKHOLDERS' EQUITY:
Common stock, par value of US$0.001 each,
   100 million shares of stock authorized;
   10 million shares of stock issued and outstanding                                   78             78            10
Cumulative translation adjustments                                                    173            161            21
Retained earnings                                                                 101,255         81,017        10,387
                                                                              -------------    -----------   ------------

TOTAL STOCKHOLDERS' EQUITY                                                        101,506         81,256        10,418
                                                                              -------------    -----------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        263,126        324,890        41,653
                                                                              =============    ===========   ============

APPROVED AND AUTHORIZED FOR ISSUE BY THE BOARD OF DIRECTORS ON

DIRECTOR                                                                           DIRECTOR

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------
(In thousands)

                                                                                 YEAR ENDED DECEMBER 31
                                                                 --------------------------------------------------------
                                                                      2000           2001           2002          2002
                                                                       HK$            HK$            HK$           US$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                    9,698         13,247        (20,238)       (2,595)

Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Minority interests                                               1,010            761            (20)           (3)
    Depreciation                                                    41,335         51,494         63,412         8,130
    Loss on disposal of property, plant and equipment                  774          2,853          1,493           191
    Goodwill on acquisition of further interests in
      subsidiaries written off                                       1,113              -              -             -

Changes in working capital:
    Trade and other receivables                                       (932)        (8,741)         1,570           201
    Deposits, prepayments and other current assets                  (2,183)        (9,549)        (4,923)         (631)
    Inventories                                                        481           (303)          (740)          (95)
    Due from a stockholder                                           2,002              -              -             -

    Due to a related company                                         7,458            920          3,510           450
    Accounts payable and accrued expenses                            5,318         (2,974)        52,602         6,744
    Deferred income                                                 14,003         39,861          5,452           699
    Deferred liabilities                                             1,226            520          3,206           411
    Income taxes payable                                            (5,234)           206          2,801           359
    Taxes other than income                                            134          2,657             50             6
    Deferred taxation                                                  651          1,122         (2,841)         (364)
                                                                 -----------    -----------  --------------  ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                           76,854         92,074        105,334        13,503
                                                                 -----------    -----------  --------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Prepayments for construction-in-progress                        (6,487)        (5,016)        10,280         1,318
    Acquisition of property, plant and equipment                   (71,934)       (65,931)      (126,364)      (16,199)
    Acquisition of marketable securities                                 -              -         (4,654)         (597)
    Acquisition of further interests in subsidiaries from           (1,300)             -              -             -
    minority interests
    Sales proceeds from disposal of property, plant and              1,594             66            376            48
    equipment
                                                                 -----------    -----------  --------------  ------------

NET CASH USED IN INVESTING ACTIVITIES                              (78,127)       (70,881)      (120,362)      (15,430)
                                                                 -----------    -----------  --------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in bank deposits                                          (45)        (3,368)        (6,405)         (821)
    Due from a stockholder                                               -         (9,587)           740            95
    (Settlement of) Proceeds from short-term bank loans               (314)        (6,523)        10,865         1,393
    Proceeds from long-term bank loans                              17,000         10,287         28,670         3,676
    Repayment of long-term bank loans                               (8,649)       (10,833)       (21,661)       (2,777)
    Assumption of finance lease obligations                          1,300          8,875          7,982         1,023
    Capital element of finance lease rental payments                (5,011)        (7,015)        (8,602)       (1,103)
    Repayment of loans from minority shareholders of                (4,200)             -              -             -
    subsidiaries
                                                                 -----------    -----------  --------------  ------------

NET CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES                     81        (18,164)        11,589         1,486
                                                                 -----------    -----------  --------------  ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 55             (1)           (12)           (2)
                                                                 -----------    -----------  --------------  ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (1,137)         3,028         (3,451)         (443)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       2,896          1,759          4,787           614
                                                                 -----------    -----------  --------------  ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                             1,759          4,787          1,336           171
                                                                 ===========    ===========  ==============  ============

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------
(In thousands, except share and per share data)

                                                                                             CUMULATIVE
                                                                            RETAINED        TRANSLATION
                                                 COMMON STOCK               EARNINGS        ADJUSTMENTS          TOTAL
                                          ----------------------------    ------------   -----------------   -----------
                                   NOTE          NUMBER           HK$            HK$                 HK$            HK$
Balance as of January 1, 2000                10,000,000            78         78,310                 119         78,507

Net income                                            -             -          9,698                   -          9,698
Translation adjustment                                -             -              -                  55             55
                                          --------------  ------------   -------------   ----------------    -----------

Balance as of December 31, 2000              10,000,000            78         88,008                 174         88,260

Net income                                            -             -          8,422                   -          8,422
Prior year adjustments               4                -             -          4,825                   -          4,825
                                          --------------  ------------   -------------   ----------------    -----------

Net income (Restated)                                 -             -         13,247                   -         13,247
Translation adjustment                                -             -              -                  (1)            (1)
                                          --------------  ------------   -------------   ----------------    -----------

Balance as of December 31, 2001
   (Restated)                                10,000,000            78        101,255                 173        101,506

Net loss                                              -             -        (20,238)                  -        (20,238)
Translation adjustment                                -             -              -                 (12)           (12)
                                          --------------  ------------   -------------   ----------------    -----------

BALANCE AS OF DECEMBER 31, 2002              10,000,000            78         81,017                 161         81,256
                                          ==============  ============   =============   ================    ===========

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES

         Physical Spa & Fitness Inc. ("the Company") was incorporated on September 21, 1988 under the laws of the United States of America under the name of Foreclosed Realty Exchange Inc. The Company was incorporated with a share capital of 100 million common stocks with par value of US$0.001 each. The Company is a U.S. public company listed on the National Association of Securities Dealers Quotations Over-the-Counter Bulletin Board.

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

         The details of Physical Holdings and the Operating Subsidiaries and their principal activities as of the date of this report are summarized below:

                                                                                  EQUITY INTEREST
                                  DATE OF ACQUISITION/     PLACE OF                OWNED BY THE          PRINCIPAL
        NAME OF COMPANY           FORMATION                INCORPORATION              COMPANY            ACTIVITIES
        ---------------           ---------                -------------              -------            ----------
                                                                                Direct       Indirect
                                                                                ------       --------
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

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES (COntinued)

                                                                                    EQUITY INTEREST
                                      DATE OF ACQUISITION/    PLACE OF                OWNED BY THE        PRINCIPAL
        NAME OF COMPANY               FORMATION               INCORPORATION             COMPANY           ACTIVITIES
        ---------------               ---------               -------------             -------           ----------
                                                                                  Direct      Indirect
                                                                                  ------      --------

        Physical Beauty Centre        September 14, 2001             HK              -          100%      Operating a
          (Central) Limited                                                                               beauty
                                                                                                          centre in HK

        Physical Health Centre        March 15, 1996                 HK              -          100%      Investment
          (Dalian) Limited                                                                                holding
          ("Physical Dailan")

        Physical Health Centre (E     December 1, 1998               HK              -          100%      Operating a
          House) Limited                                                                                  fitness
                                                                                                          centre in HK

        Physical Health Centre        December 31, 2001              HK              -          100%      Operating a
          (Kornhill) Limited                                                                              Fitness
                                                                                                          Centre in HK

        Physical Health Centre        March 21, 1997                 HK              -          100%      Investment
          (Macau) Limited                                                                                 holding

        Physical Health Centre        May 30, 2001                   HK              -          100%      Will operate
          (Shatin) Limited                                                                                a Fitness
          (formerly known as                                                                              Centre in HK
          Physical Health
          Centre (PM) Limited)

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

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

                                                                                     EQUITY INTEREST
                                      DATE OF ACQUISITION/    PLACE OF                OWNED BY THE        PRINCIPAL
        NAME OF COMPANY               FORMATION               INCORPORATION              COMPANY          ACTIVITIES
        ---------------               ---------               -------------              -------          ----------
                                                                                   Direct     Indirect
                                                                                   ------     --------
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

        Proline Holdings Limited      September 28, 1994             BVI             -          100%      Investment
                                                                                                          holding

        Regent Town Holdings          September 20, 1993             BVI             -          100%      Investment
          Limited ("Regent Town")                                                                         holding

        Physical Health Centre        September 28, 1994             HK              -          100%      Investment
          (Shanghai) Limited                                                                              holding

        Star Perfection Holdings      April 15, 1996                 BVI             -          100%      Investment
          Limited                                                                                         holding

        Supreme Resources Limited     September 29, 1994             HK              -          100%      Operating a
          ("Supreme")                                                                                     beauty
                                                                                                          centre in HK

        Su Sec Pou Physical Health    August 18, 1997              Macau             -          100%      Operating a
          Centre (Macau), Limited                                                                         fitness
          ("Physical Macau")                                                                              centre in
                                                                                                          Macau

        Physical Health Centre        August 9, 2002                 HK              -          100%      Inactive
          (Central), Limited

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

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

         a) Shanghai Physical Fitness and Beauty Centre Co., Ltd., (formerly known as Shanghai Physical Ladies' Club Co., Ltd.) a Sino-foreign co-operative JV (the "Shanghai JV"), was established on September 7, 1993 in Shanghai, the PRC. The original total investment and registered capital of the Shanghai JV was US$1 million each and was increased to US$2 million each in 1995. The capital contributions were to be made in cash. The JV period is for 10 years starting from the date of the business licence issued on September 7, 1993.

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

              On 1 April 2002, the Shanghai JV has obtained approval from the PRC government to change some of the provisions of the JV contract. One of the major changes is that the Chinese JV partner no longer provides the premises to the JV but would contribute US$20, representing 1% of the registered capital of the JV. In return, the Chinese JV partner will share 1% of the profit made by the JV but will not bear any loss. In addition, the JV period has been extended from 10 years to 15 years.

              The Chinese JV partner has not yet made its capital contribution up to the date of these financial statements.

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

         d) Under the JV contract between Physical Health Centre (Zhong Shan) Limited ("Physical Zhongshan") (former name of Physical Tuen Mun) and a Chinese enterprise, Physical Zhongshan is required to contribute US$500 in the form of cash and PPE as capital into the JV within six months from the issuance of the business licence.

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

         The financial statements are presented in Hong Kong dollars which is the Group's functional currency because the Group's operations are primarily located in Hong Kong. For illustrative purposes, the exchange rate adopted for the presentations of financial information as of and for the year ended December 31, 2002 has been made at HK$7.8 to US$1.00. No representation is made that the HK$ amount could have been, or could be, converted into United States Dollars at that rate on December 31, 2002 or at any other rate.

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

         b)   PREPARATION OF FINANCIAL STATEMENTS
              The Group has a negative working capital of HK$71,015 and HK$153,642 as of December 31, 2001 and 2002 respectively. Besides, the Group has a net income of HK$13,247 and a net loss of HK$20,238 for the year ended December 31, 2001 and 2002 respectively. These conditions raise substantial doubt about the Group's ability to continue as a going concern.

              Continuation of the Group as a going concern is dependent upon attaining profitable operations in the future, exercising tight cost and cash flow controls measures, and obtaining additional banking facilities. In addition, the Principal Stockholder has undertaken to make available adequate funds to the Group as and when required to maintain the Group as a going concern. As a result, the financial statements have been prepared in conformity with the principles applicable to a going concern.

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

         e)   GOODWILL ON CONSOLIDATION
              Goodwill represents the excess of the purchase consideration payable in acquisitions of subsidiaries over the fair value of the net assets acquired at the time of acquisition. Goodwill on consolidation is stated at cost when it arises. As part of an ongoing review of the valuation and amortization of goodwill, management assesses the carrying value of the goodwill to determine if changes in facts and circumstances suggest that they may be impaired. If this review indicates that the goodwill is not recoverable, as determined by a discounted cash flow analysis over the remaining amortization period, the carrying value of the goodwill would be reduced to its estimated fair market value.

              On disposal of a subsidiary, any attributable amount of purchased goodwill not previously amortized through the statement of operations is included in the calculation of the gain or loss on disposal.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         f)   INVENTORIES
              Inventories, mainly comprise beauty products for treatment and sale, are stated at the lower of cost and net realizable value. Cost, which comprises all costs of purchase and, where applicable, other costs that has been incurred in bringing the inventories to their present location and condition, is calculated using the first-in, first-out method. Net realizable value represents the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. Inventories consisted of the following:

                                                                     AS OF DECEMBER 31
                                                              ---------------------------------
                                                                 2001         2002        2002
                                                                  HK$          HK$         US$
                 Beauty products for treatment                  1,392        1,941         249
                 Beauty products for sale                         981        1,172         151
                                                              --------    ---------    --------

                                                                2,373        3,113         400
                                                              ========    =========    ========

         g)   MARKETABLE DEBT AND EQUITY SECURITIES
              Debt securities and equity securities designated as available-for-sale, whose fair values are readily determinable, are carried at fair value with unrealized gains or losses included as a component of accumulated other comprehensive income, net of applicable taxes. Debt and equity securities classified as trading securities are carried at fair value with unrealized gains or losses included in income. Debt securities that are expected to be held-to-maturity are carried at amortized cost. Individual securities classified as either available-for-sale or held-to-maturity are reduced to net realizable value by a charge to income for other than temporary declines in fair value. Realized gains and losses are determined on the average cost method and are reflected in income.

         h)   PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION
              Property, plant and equipment are stated at cost less accumulated depreciation.

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         h)   PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION (Continued)
              When assets are transferred between property, plant and equipment and other classes of assets, the cost of such an asset on transfer is deemed to be the carrying amount of the asset as stated under its original classification. Any previous revaluation reserve on the asset is frozen upon the transfer until the retirement or disposal of the asset. On the retirement or disposal of the asset, the frozen revaluation reserve is transferred directly to retained earnings.

              Depreciation is provided to write off the cost of property, plant and equipment over their estimated useful lives from the date on which they become fully operational and after taking into account their estimated residual values, using the straight-line method at the following rates per annum:

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

              It is the Group's policy to periodically review the estimated useful lives of its property, plant and equipment. This review during the year indicated that with good effort in keeping up the conditions of the centres, the useful lives of the leasehold improvements could reach eight to nine years. In view of the current economic situation in Hong Kong, the management considers it should be prudent in future expansion and will most likely take up not only the first option of renewal as in the past but also the second option of renewal of the leases of various centres. As a result, the Group has extended the depreciable period of leasehold improvements so that it would include the original lease terms plus the first option of renewal as well as the second option of renewal, retroactive from January 1, 2002. The effect of this change in estimate was to reduce depreciation charge and net loss for 2002 by HK$3,044. Loss per share for 2002 had also been reduced by 0.30.

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

         i)   REVENUE RECOGNITION
              Revenue represents service income in connection with the provision of physical fitness and beauty treatment services and other related income, net of the related sales tax, if any. The non-refundable admission fee is recognized as revenue on a pro-rata basis over the estimated duration whereas the monthly dues, service income and other related income are recognized as revenue when services are rendered.

         j)   DEFERRED INCOME
              Deferred income represents unamortized non-refundable admission fees and service fees billed but for which the related services, or portion of the services have not yet been rendered.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         k)   FINANCE LEASES
              Leases that substantially transfer to the Group all the rewards and risks of ownership of assets, other than legal title, are accounted for as finance leases.

              Property, plant and equipment held under finance leases are initially recorded at the present value of the minimum lease payments at the inception of the leases, with equivalent liabilities categorized as appropriate under current or non-current liabilities.

              Depreciation is provided on the cost of the assets on a straight-line basis over their estimated useful lives as set out in note 3(h) above. Finance charges implicit in the purchase payments are charged to the statement of operations over the periods of the contracts so as to produce an approximately constant periodic rate of charge on the remaining balances of the obligations for each accounting period.

         l)   OPERATING LEASES
              Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals payable under operating leases are recorded in the statement of operations on a straight-line basis over the lease term.

         m)   DEFERRED LIABILITIES
              Deferred liabilities represent the benefit arose from the rent-free period of the operating leases. The deferred liabilities are amortized within the lease term, and the amortization is recorded in the statement of operations.

         n)   INCOME TAXES
              Provision for income and other related taxes have been provided in accordance with the tax rates and laws in effect in the various countries of operations.

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         o)   FOREIGN CURRENCY TRANSLATION
              The Company and its subsidiaries maintain their accounting books and records in Hong Kong Dollars ("HK$"), except for the PRC JV and Macau subsidiary which maintain their accounting books and records in RMB and MOP respectively. Foreign currency transactions during the year are translated to HK$ at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at year end and translated at the approximate rates of exchange ruling at the balance sheet date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statements of operations.

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

         p)   RELATED PARTIES
              Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

         q)   EARNINGS (LOSS) PER SHARE
              Basic earnings (loss) per share exclude dilution and are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the periods.

              Diluted earnings (loss) per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. There were no potentially dilutive securities outstanding during any of the years and, accordingly, basic and diluted earnings (loss) per share are the same.

         r)   USES OF ESTIMATES
              The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Group's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual amounts could differ from those estimates.

         s)   ADVERTISING AND MARKETING COSTS
              All advertising and marketing costs are to be expensed off in the periods in which those costs are incurred or the first time the advertising takes place.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         t)   ACCOUNTING CHANGE

              Since January 1, 2002, the consolidated financial statements have been prepared in conformity with EITF 01-9. Upon adoption by the Group since January 1, 2002, sales rebates incurred in 2002 and subsequent thereto were accounted for as a reduction in the corresponding revenues instead of being included in 2002 and subsequent thereto in other selling and administrative expenses. In addition, sales rebates incurred have been deferred in synchronization with the deferral of revenues in accordance with the Group's accounting policy. As a result, revenues, expenses and deferred income have been reduced by HK$7,781, HK$10,182 and HK$2,401 respectively for the year ended December 31, 2002.

              Had the change in accounting for the deferral of sales rebates been effective for the year ended December 31, 2001, revenues, expenses and deferred income would have been reduced by HK$2,803 and HK$7,546 and HK$4,743 respectively.

              The total proforma cumulative effect of this accounting change on prior years resulted in an after-tax and minority interests credit to income of 3,857 for the year ended December 31, 2001.

         u)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

              In April 2002, the FASB issued SFAS No. 145: "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement made revisions to the accounting for gains and losses from the extinguishment of debt, rescinded Statement No. 44, and required certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Group is required to adopt this statement from January 1, 2003. The management believes that the adoption of this standard will not have a material effect on the Group's consolidated financial position, results of operations and cash flows.

              In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. This standard nullifies the guidance of EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS No. 146, the FASB concluded that an entity's commitment to an exit plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The management does not expect that this standard will have a material effect on its consolidated financial statements.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         u)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

              In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 expands on the accounting guidance of statements No. 5, 57 and 107 and incorporates without change the provisions of FASB interpretation No. 34, which is being superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. FIN 45 also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements with respect to interim or annual periods ending after December 15, 2002. The Group has adopted the provisions of FIN 45 in the fiscal year of 2002. Adoption of FIN 45 had no impact on the Group's results of operations or disclosures in the financial statements.

              In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain provisions of SFAS No. 148 are effective from December 15, 2002. The management believes that adoption of this standard does not have impact on the Group's financial statements.

              In January 2003, the FASB published interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity (including a special purpose entity such as that utilized in an accounts receivable securitization transaction) by a company that bears the majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the variable interest entity's residual returns or both. The provisions of FIN 46 are required to be adopted in the fiscal year of 2003. The management does not believe the adoption of FIN 46 will have a material impact on the Group's financial position or results of operations.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         u)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

              In January 2003, the FASB's Emerging Issues Task Force, or EITF, reached a consensus on Issue 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 provides guidance on how a customer should account for cash consideration received from a vendor. The transition provisions apply prospectively to arrangements entered into or modified subsequent to December 31, 2002 and would require all amounts received from vendors to be accounted for as a reduction of the cost of the products purchased unless certain criteria are met to allow presentation as a reduction of advertising expense. The Group will adopt the provisions of Issue 02-16 from January 1, 2003. The management believes that adoption of Issue 02-16 will not have a material impact on the classification and timing of recognition of vendor consideration in the Group's statements of operations.

4.       PRIOR YEAR ADJUSTMENTS

         Prior year adjustments are analysed as follows:

                                                                             2000              2001               2002
                                                                              HK$               HK$                HK$
                                                                                        (Restated)
        Overprovision of depreciation in 2001 (note a)                          -             5,051                  -
        Profit arising from 2001 adjustments shared by minority
            interest (note b)                                                   -              (226)                 -
                                                                        ----------    ---------------      ------------

                                                                                -             4,825                  -
                                                                        ==========    ===============      ============

         a) In 2001, depreciation charge on leasehold improvements of some centers were overstated as a result of calculation error. The cumulative effect to the balance sheet date at December 31, 2001 is that both assets and retained earnings had been understated by HK$5,051.

         b) As a result of the restatement of the results in 2001 as mentioned in note (a) above, the profits shared by minority interest was increased by HK$226.

         Accordingly, the earnings per share of common stock for the year ended December 31, 2001 was revised from HK$0.84 to HK$1.32.

5.       HELD-TO-MATURITY SECURITIES

         These securities represent corporate bonds with maturity in June 2003 and have been pledged to a bank to secure general banking facilities granted to the Group.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

6.       MARKETABLE SECURITIES

         The balance represents unlisted capital guaranteed fund which is mainly made up of US dollars debt securities. As at the balance sheet date, as the cost approximated to the estimated fair value, no gain or loss was recognized. The contractual maturity date of the fund is March 2006. These securities have been pledged to a bank to secure general banking facilities granted to the Group.


7.       PROPERTY, PLANT AND EQUIPMENT, NET
                                                                 AS OF DECEMBER 31
                                                  ------------------------------------------------
                                                          2001             2002              2002
                                                           HK$              HK$               US$
        Land and buildings                               3,137            3,137               402
        Leasehold improvements                         133,152          180,832            23,183
        Machinery and equipment                        158,874          207,778            26,638
        Furniture and fixtures                          44,646           56,290             7,217
        Computers                                        4,833            6,700               859
        Motor vehicles                                   5,972            4,583               588
        Less: Accumulated depreciation                (169,929)        (217,552)          (27,891)
                                                  -------------    -------------      ------------

        Net book value                                 180,685          241,768            30,996
                                                  =============    =============      ============

         As of December 31, 2002, the cost and accumulated depreciation of property, plant and equipment held under finance leases amounted to approximately HK$33,716 (2001: HK$36,512) and HK$14,478 (2001:
         HK$18,103) respectively.

8.       SHORT-TERM BANK LOANS

         The short-term bank loans are collateralized and repayable within one year. Please refer to Note 9 for details of collateral for such facilities.

         Supplemental information with respect to the short-term bank loans was as follows:

                                                                                 YEAR ENDED DECEMBER 31
                                                                  -----------------------------------------------------
                                                                            2000               2001               2002

        Maximum amount outstanding during the years                     HK$8,292          HK$13,102          HK$13,898

        Average amount outstanding during the years                     HK$4,973           HK$4,749           HK$8,305

        Weighted average interest rate at the end of the years                8%                 5%                 8%

        Weighted average interest rate during the years                       9%                 6%                 7%

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

9.       LONG-TERM BANK LOANS

         The Group obtained various lines of credit under banking facilities which aggregated HK$51,069 as of December 31, 2002 (2001: HK$34,662) from creditworthy commercial banks in HK and PRC to finance its operations. These loans were collateralized by certain of the assets of the Group and its stockholders. As of December 31, 2002, the loans consisted of the following:

             PRINCIPAL                 INTEREST RATE                           MATURITY
                   HK$

                 1,090                 HK$ prime + 0.25%                       Within one year
                   754                 HK$ prime + 0.5%                        Within one year
                 6,439                 6.65%                                   Within one year
                 4,700                 5.57%                                   Within one year
                   940                 6.65%                                   Within two years
                 4,222                 HK$ prime + 0.25%                       Serially from 2003 to 2004
                 2,417                 HK$ prime + 1.5%                        Serially from 2003 to 2005
                 1,690                 HK$ prime + 1.5%                        Serially from 2003 to 2007
        ---------------

                22,252
        ===============

         Aggregate maturities of the long-term bank loans are as follows:

             PRINCIPAL                 PAYABLES DURING THE FOLLOWING PERIODS
                   HK$

                18,255                 2003
        ---------------

                 2,610                 2004
                   777                 2005
                   360                 2006
                   250                 2007
        ---------------

                 3,997
        ---------------

                22,252
        ===============

         The collateral of the loans include:

(i)   leasehold property in Hong Kong owned by Ever Growth;
(ii)  fixed deposits owned by Physical Hong Kong and Physical E House;
(iii) leasehold property in Hong Kong owned by a related company;
(iv)  personal guarantees from the Principal Stockholder;
(v)   held-to-maturity securities and marketable securities as stated in notes
      (5) and (6); and
(vi) a fixed charge over Physical Macau's machinery and equipment and a floating charge over its other asses.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

10.      INCOME TAXES

         Reconciliation to the expected statutory tax rate in Hong Kong of 16.0%
         (2001: 16% AND 1999: 16%) is as follows:

                                                                            YEAR ENDED DECEMBER 31
                                                                      -----------------------------------
                                                                          2000         2001         2002
                                                                             %            %            %
        Weighted average statutory rate                                   16.0         16.0         16.0
        Tax effect of net operating losses                                11.7         13.2        (17.9)
        Tax effect of timing differences                                   9.8         13.9         (7.2)
        Write back of overprovision for taxation in prior years          (13.4)           -            -
        Others                                                            (0.5)           -         (0.2)
                                                                      ---------    ---------    ---------

        Effective rate                                                    23.6         43.1         (9.3)
                                                                      =========    =========    =========

         Income tax expense is comprised of the following:

                                                              YEAR ENDED DECEMBER 31
                                                ---------------------------------------------------
                                                     2000        2001             2002        2002
                                                      HK$         HK$              HK$         US$
        Current taxes                               2,661        5,663           4,434         569
        Deferred taxes                                651        1,122          (2,841)       (364)
        Tax effect related to deferral of
          sales rebates in 2001                         -            -            (759)        (98)
                                                ----------    ---------     -----------    --------

        Income tax expense                          3,312        6,785             834         107
                                                ==========    =========     ===========    ========

         The Group is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which it is domiciled and operates.

         The Hong Kong subsidiaries are subject to Hong Kong profits tax at a rate of 16% (2001 AND 2000: 16%).

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

10.      INCOME TAXES (Continued)

         Since the Group commenced its business operation in the PRC, the Group has not made any import declaration nor paid any of the taxes due for such imports. The directors have represented that the suppliers have undertaken to the Group that they would reimburse the Group for such payments had such payments been found necessary.

         As of the balance sheet date, the Group is potentially liable to make good in aggregate an amount of HK$11,986 (2001: HK$11,388), of which an amount of HK$6,326 (2001: HK$5,728) has been provided for as taxes other than income and as Other Receivables in the liabilities and assets respectively. No further provision has been made for the difference which amounted to HK$5,660 (2001: HK$5,660) and any potential amount of penalty which might be imposed. In this respect, the directors are of the opinion that the probability that such potential liabilities will be crystallised would be remote.

         As also stated in Note 14(e) to the financial statements, the Principal Stockholder has undertaken to indemnify the Group against any contingent liabilities including tax liabilities and claims that may result from the operating activities of the Group in Hong Kong, the PRC and elsewhere occurring prior to the balance sheet date. Had any payments be found necessary, the payments made by the Principal Stockholder will be recorded as expenses in the Group's financial statements with a corresponding credit to contributed (paid-in) capital in accordance with the stipulations as mentioned in the Staff Accounting Bulletin Topic 5-T.

11.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES
                                                                                      AS OF DECEMBER 31
                                                                       ------------------------------------------------
                                                                               2001             2002              2002
                                                                                HK$              HK$               US$
        TRADE PAYABLES                                                        2,308            7,740               992
                                                                       -------------    -------------      ------------

        OTHER PAYABLES
        Accrued rental and related expenses                                   1,584           22,272             2,856
        Accrued salaries, commissions and related expenses                    8,560           14,097             1,807
        Accrued expenses and other creditors                                  8,192           29,137             3,736
                                                                       -------------    -------------      ------------

                                                                             18,336           65,506             8,399
                                                                       -------------    -------------      ------------

                                                                             20,644           73,246             9,391
                                                                       =============    =============      ============

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

12.      OBLIGATIONS UNDER FINANCE LEASES

         Physical HK, Physical TST, Physical Kornhill and Physical Tsuen Wan lease fitness equipment and motor vehicles under several finance leases. The scheduled future minimum lease payments were as follows:

                                                                                                AS OF DECEMBER 31
                                                                                            ---------------------------
                                                                                                  2001            2002
                                                                                                   HK$             HK$
        Payable during the following periods:
            Within one year                                                                      8,079          11,196
            Over one year but not exceeding two years                                            6,979           6,104
            Over two years but not exceeding three years                                         4,443             627
            Over three years but not exceeding four years                                          627               -
                                                                                            ------------    -----------

        Total minimum lease payments                                                            20,128          17,927

        Less: Amount representing interest                                                      (5,118)         (3,537)
                                                                                            ------------    -----------

        Present value of net minimum lease payments                                             15,010          14,390
                                                                                            ============    ===========

13.      COMMITMENTS

         CAPITAL EXPENDITURE COMMITMENTS
                                                                                                AS OF DECEMBER 31
                                                                                            ---------------------------
                                                                                                  2001            2002
                                                                                                   HK$             HK$

        Contracted but not provided net of deposit paid in the
            financial statements                                                                31,554          23,442
                                                                                            ============    ===========

         COMMITMENTS UNDER OPERATING LEASES
         The Group had outstanding commitments not provided for under non-cancellable operating leases in respect of land and buildings, the portion of these commitments which are payable in the following periods is as follows:

                                                                                                AS OF DECEMBER 31
                                                                                            ---------------------------
                                                                                                   2001           2002
                                                                                                    HK$            HK$
        Payable during the following periods:
            Within one year                                                                     106,076        113,801
            Over one year but not exceeding two years                                            96,038        108,756
            Over two years but not exceeding three years                                         72,052         65,091
            Over three years but not exceeding four years                                        27,529         30,028
            Over fours years but not exceeding five years                                        22,041         22,482
            Thereafter                                                                          102,222         90,036
                                                                                            ------------    -----------

        Total operating lease commitments                                                       425,958        430,194
                                                                                            ============    ===========

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

14.      RELATED PARTY TRANSACTIONS

         The Group had the following transactions with related companies:

                                                                  YEAR ENDED DECEMBER 31
                                                              --------------------------------
                                                                 2000        2001        2002
                                                                  HK$         HK$         HK$
         Rental of a director's quarter                         1,080       1,440       1,452
         Purchase of beauty and fitness equipment                   -       5,610       3,442

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

         c) The Group made certain advances to the Principal Stockholder during the first quarter of the year. The balance due to the Group as at December 31, 2002 was HK$10,955. Under an agreement with the Group, the Principal Stockholder has pledged 1,500,000 shares of the Company's stock as collateral.

         d) The amount due to Williluck International Limited is included in Due to a Related Company in the accompanying balance sheet and is unsecured, interest free and has no fixed repayment terms.

         e) The Principal Stockholder has also undertaken to indemnify the Group against any contingent liabilities including tax liabilities and claims that may result from the operating activities of the Group in Hong Kong, the PRC and elsewhere occurring prior to the balance sheet date.

15.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                             YEAR ENDED DECEMBER 31
                                     ----------------------------------------
                                         2000            2001           2002
                                          HK$             HK$            HK$
        Cash paid for:
            Interest expenses           3,379           3,638          5,645
            Income taxes                7,895           5,457          2,355

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

16.      OTHER SUPPLEMENTAL INFORMATION

         The following items are included in the consolidated statements of operations:

                                                                           YEAR ENDED DECEMBER 31
                                                                  -----------------------------------------
                                                                       2000            2001          2002
                                                         NOTE           HK$             HK$           HK$

        Foreign exchange gain                              a             47              31             -
        Interest expenses on:
            Finance leases                                            1,961           2,176         2,071
            Overdrafts and bank loans                                 1,351             912         2,008
            Others                                                       67             550         1,566
        Interest income                                    a            332             378           126
        Sales taxes                                        b            843           1,150         1,026
        Advertising and marketing expenses                 c         28,534          35,321        24,738
        Rental expenses under operating leases                       56,484          70,382       103,608

         a) Foreign exchange gain and interest income are included in "Other income, net" in the consolidated statements of operations.

         b) Sales taxes are deducted from "Operating revenues" in the consolidated statements of operations.

         c) Advertising and marketing expenses are included in "Other selling and administrative expenses" in the consolidated statements of operations.

17.      DISTRIBUTION OF PROFIT

         In the opinion of management, any undistributed earnings of Physical Holdings and the Operating Subsidiaries will be reinvested indefinitely.

18.      RETIREMENT PLAN

         The Group did not operate any retirement plan before December 2000. Following the implementation of the Mandatory Provident Fund ("MPF") in Hong Kong with effect from December 2000, the Group operates two Mandatory Provident Fund ("MPF") plans for its Hong Kong employees. The assets of the MPF plans are held separately from those of the Group in two provident funds managed by independent trustees. The Group is required to make contributions to the MPF since January 2001 and accordingly, no pension expenses have been incurred by the Group during the year ended December 31, 2000. The pension expenses charged to the statement of operations amounted to HK$5,021 and HK$5,707 for the years ended December 31, 2001 and 2002 respectively.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

19.      STOCK OPTION PLAN

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

20.      OPERATING RISKS

         a)   CONCENTRATION OF SUPPLIERS

              The Group purchases beauty products from a number of suppliers. Details of individual suppliers accounting for more than 10% of the Group's purchases are as follows:

                                                                 YEAR ENDED DECEMBER 31
                                                        -----------------------------------------
                                                             2000            2001           2002
                                                                %               %              %
              Hope Key Development Limited                     41%             39%              -
              Kaydex Trading Ltd.                                -               -            40%
              Kingstar International Trading Limited           20%             23%            24%

         b)   CONCENTRATION OF CREDIT RISK

              None of the sales to the customers accounted for more than 10% of the Group's turnover for the three years ended December 31, 2000, 2001 and 2002.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

21.      REPORT ON SEGMENT INFORMATION

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

         Information concerning consolidated operations by business segment and geographic area is presented in the tables below and on the following pages:

         CONSOLIDATED OPERATIONS BY BUSINESS SEGMENT

                                                                 YEAR ENDED DECEMBER 31
                                               -----------------------------------------------------------
                                                     2000             2001           2002            2002
                                                      HK$              HK$            HK$             US$
                                                                (Restated)
        Operating revenues
            - Physical fitness                    203,758          272,756        278,212          35,668
            - Beauty treatments                    99,553          119,341        135,532          17,376
            - Others                                    1                -              -               -
                                               -----------    -------------    -----------     -----------

                                                  303,312          392,097        413,744          53,044
                                               ===========    =============    ===========     ===========

        Operating profit
            - Physical fitness                      7,082            9,123        (9,468)         (1,214)
            - Beauty treatments                     2,616            4,124       (10,770)         (1,381)
                                               -----------    -------------    -----------     -----------

                                                    9,698           13,247       (20,238)         (2,595)
                                               ===========    =============    ===========     ===========

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

21.      REPORT ON SEGMENT INFORMATION (Continued)

                                                                              YEAR ENDED DECEMBER 31
                                                            -----------------------------------------------------------
                                                                  2000             2001           2002            2002
                                                                   HK$              HK$            HK$             US$
                                                                             (Restated)
        Depreciation
            - Physical fitness                                  28,230           39,496         50,422           6,464
            - Beauty treatments                                 13,105           11,998         12,990           1,665
                                                            -----------    -------------    -----------     -----------

                                                                41,335           51,494         63,412           8,129
                                                            ===========    =============    ===========     ===========

        Total assets
            - Physical fitness                                 114,983          202,607        259,912          33,322
            - Beauty treatments                                 97,948           60,519         64,978           8,331
                                                            -----------    -------------    -----------     -----------

                                                               212,931          263,126        324,890          41,653
                                                            ===========    =============    ===========     ===========

        Property, plant and equipment additions
            - Physical fitness                                  60,410           56,239         88,241          11,313
            - Beauty treatments                                 11,524            9,692         38,123           4,888
                                                            -----------    -------------    -----------     -----------

                                                                71,934           65,931        126,364          16,201
                                                            ===========    =============    ===========     ===========

         CONSOLIDATED OPERATIONS BY GEOGRAPHIC AREA

                                                                              YEAR ENDED DECEMBER 31
                                                            -----------------------------------------------------------
                                                                  2000           2001             2002            2002
                                                                   HK$            HK$              HK$             US$
                                                                           (Restated)
         Operating revenues
             - Hong Kong                                       284,007        360,388          374,102          47,962
             - PRC                                              19,305         31,709           39,642           5,082
                                                            -----------    -------------    -----------     -----------

                                                               303,312        392,097          413,744          53,044
                                                            ===========    =============    ===========     ===========

         Operating profit (loss)
             - Hong Kong                                        19,959         28,934            1,458             187
             - PRC                                              (6,101)       (12,427)         (16,177)         (2,074)

         Interest income                                           332            378              126              16
         Interest expenses                                      (3,379)        (3,638)          (5,645)           (724)
         Goodwill write-off                                     (1,113)             -                -               -
                                                            -----------    -------------    -----------     -----------

         Net income                                              9,698         13,247          (20,238)         (2,595)
                                                            ===========    =============    ===========     ===========

         Segment assets
             - Hong Kong                                       156,815        205,536          247,305          31,706
             - PRC                                              56,116         57,590           77,585           9,947
                                                            -----------    -------------    -----------     -----------

                                                               212,931        263,126          324,890          41,653
                                                            ===========    =============    ===========     ===========

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)


22.      UNAUDITED QUARTERLY CONSOLIDATED FINANICAL DATA

         2002
                                                                             QUARTER
                                            ---------------------------------------------------------------------------
                                                   FIRST              SECOND               THIRD              FOURTH
                                                     HK$                 HK$                 HK$                 HK$
         Operating revenues                       95,887             101,805             112,874             103,178
         Operating expenses                      (98,469)           (111,312)           (113,793)           (108,351)
                                            ---------------     ---------------     ---------------     ---------------

         Income from operations                   (2,582)             (9,507)               (919)             (5,173)
         Non-operating expenses                     (670)             (1,090)             (1,472)             (1,995)
                                            ---------------     ---------------     ---------------     ---------------

         Income before income taxes and
           minority interests and the
           cumulative effect of a change
           in an accounting principle             (3,252)            (10,597)             (2,391)             (7,168)
         Income taxes                               (274)                186              (1,085)                340
         Minority interests                          (61)                 71                (327)                463
                                            ---------------     ---------------     ---------------     ---------------

         Net loss before cumulative effect
           of a change in an accounting
           principle                              (3,587)            (10,340)             (3,803)             (6,365)

         Cumulative effect on prior years
           of deferral of sales rebates,
           net of income taxes and
           minority interests (Note a)             3,857                   -                   -                   -
                                            ---------------     ---------------     ---------------     ---------------

         Net loss                                    270             (10,340)             (3,803)             (6,365)
                                            ===============     ===============     ===============     ===============

         Loss per share before cumulative
           effect of a change in
           accounting principle                     (0.36)              (1.03)              (0.38)              (0.64)

         Cumulative effect on prior years
           of deferral of sales rebates              0.39                   -                   -                   -
                                            ---------------     ---------------     ---------------     ---------------

         Loss per share of common stock
         - Basic                                     0.03               (1.03)              (0.38)              (0.64)
                                            ===============     ===============     ===============     ===============

(a) As mentioned in note 3(t) to these financial statements, the financial statements have been prepared in conformity with EITF 01-9 since January 1, 2002. Upon adoption on January 1, 2002, a cumulative effect on prior years of deferral of sales rebates, net of income taxes and minority interests amounting to HK$3,857 was recognised in the first quarter of 2002.


PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)


22.      UNAUDITED QUARTERLY CONSOLIDATED FINANICAL DATA (CONTINUED)

         2001
                                                                             QUARTER
                                            ---------------------------------------------------------------------------
                                                   FIRST              SECOND               THIRD              FOURTH
                                                     HK$                 HK$                 HK$                 HK$
         Operating revenues                       83,079             105,725             106,914              96,379
         Operating expenses                      (81,072)            (97,031)            (96,530)            (98,862)
                                            ---------------     ---------------     ---------------     ---------------

         Income from operations                    2,007               8,694              10,384              (2,483)
         Non-operating expenses                   (1,002)             (1,040)               (773)                (45)
                                            ---------------     ---------------     ---------------     ---------------

         Income before income taxes and
           minority interests                      1,005               7,654               9,611              (2,528)
         Income taxes                             (1,051)             (2,436)             (1,756)             (1,542)
         Minority interests                         (137)               (841)               (466)                909
                                            ---------------     ---------------     ---------------     ---------------

         Net (loss) income                          (183)              4,377               7,389              (3,161)
                                            ===============     ===============     ===============     ===============

         (Loss) Earnings per share of
           common stock
         - Basic                                   (0.02)               0.44                0.74               (0.32)
                                            ===============     ===============     ===============     ===============

         Net (loss) income before prior
           year adjustments                         (183)              4,377               7,389              (3,161)

         Prior year adjustments on
           calculation error of
           depreciation, net of minority
           interests                               1,206               1,206               1,206               1,207
                                            ---------------     ---------------     ---------------     ---------------

         Net income (loss) (Restated)              1,023               5,583               8,595              (1,954)
                                            ===============     ===============     ===============     ===============

         Earnings (Loss) per share of
           common stock (Restated)
         - Basic                                    0.10                0.56                0.86               (0.20)
                                            ===============     ===============     ===============     ===============

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

        The officers and directors of the Company, their ages and present positions held with the Company are as follows:

    NAME                      AGE          POSITIONS WITH THE COMPANY
    ----                      ---          --------------------------

Ngai Keung Luk (Serleo)        46          Chairman of the Board of Directors,
                                           Chief Executive Officer

Yuk Wah Ho                     47          President and Director

Robert Chui                    46          Chief Financial Officer and Director

Darrie Lam                     39          Executive Vice President, Secretary
                                             and Director

Yat Ming Lam                   45          Director

Allan Wah Chung Li             45          Director

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

         ROBERT CHUI, CHIEF FINANCIAL OFFICER, DIRECTOR. Mr. Chui has been Chief Financial Officer of the Company since October, 1996. Mr. Chui graduated from Concordia University, Canada. He is a practicing Certified Public Accountant in Hong Kong and a fellow member of the Chartered Association of Certified Accountants (UK). Mr. Chui has twelve years of experience with the international accounting firm, Ernst and Young. Mr. Chui is responsible for corporate planning and financial control.

         DARRIE LAM, EXECUTIVE VICE PRESIDENT, SECRETARY, DIRECTOR. Ms. Lam has been a Vice-President and Secretary of the Company since October, 1996. Ms. Lam is a fellow member of the Hong Kong Society of Accountants and a fellow member of the Chartered Association of Certified Accountants (UK). She joined the Company in 1994 and before that she worked with a major Hong Kong listed company, Wharf Group, as a Financial Analyst. Ms. Lam is responsible for the Company's secretarial affairs, finance and administration functions. Ms. Lam received a MBA degree from the University of Manchester, U.K.

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

         WAI KEE LAM, GENERAL MANAGER. Mr. Lam holds a Diploma in Business Management awarded by the Hong Kong Management Association. Prior to joining the Company in October, 1997, Mr. Lam was the Director and General Manager of Fitness Concept Leisure Supplies Ltd., one of the leading fitness equipment and product suppliers. Mr. Lam is responsible for the Company's fitness operation in both Hong Kong and China branches.

         LING LAM, GENERAL MANAGER, BEAUTY. Ms. Lam holds an ITEC Aesthetician Diploma, Fingertip Accupuncture Certiciate - Hong Kong, Theory & Practice of Aesthetic Diploma - Cananda and Diploma of Cosmetology - USA. Prior to joining the Company in June, 1996, Ms. Lam was the General Manager of Golden Maple Leaf Foundation Management Ltd. Ms. Lam is responsible for the Company's beauty operation in both Hong Kong and China branches.

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

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal years 2002, 2001 and 2000 by those persons who served as Chief Executive Officer and any Named Executive Officer who received compensation in excess of $100,000 during such years.


                        SUMMARY COMPENSATION TABLE (US$)


Name and Principal Position                 Year     Salary(1)                  Annual Awards(2)
---------------------------                 ----     ---------         -----------------------------------
                                                                       Bonus (3)    Other compensation (4)
                                                                       --------     ----------------------

Ngai Keung Luk, CEO, Chairman               2002       -                  -                186,000
                                            2001     385,000              -                185,000
                                            2000     385,000              -                138,000
Jill Bodnar, former President (5)           2002       -                  -                   -
                                            2001       -                  -                   -
                                            2000     45,000              4,900                -

Yuk Wah Ho, President, COO                  2002       -                  -                   -
                                            2001     304,000              -                   -
 2000     213,000              -                   -


(1) No officers received or will receive any bonus or other annual compensation other than salaries during fiscal year 2002, other than stated above. The table does not include any amounts for personal benefits extended to officers of the Company, such as the cost of automobiles, life insurance and supplemental medical insurance, because the specific dollar amounts of such personal benefits cannot be ascertained. Management believes that the value of non-cash benefits and compensation distributed to executive officers of the Company individually or as a group during fiscal year 2002 did not exceed the lesser of US$50,000 or ten percent of such officers' individual cash compensation or, with respect to the group, US$50,000 times the number of persons in the group or ten percent of the group's aggregate cash compensation.

(2)      No officers received or will receive any long term incentive plan
         (LTIP) payouts or other payouts during fiscal year 2002.

(3)      Bonus awarded based on performance.

(4) Other compensation for Mr. Luk included an allowance for Mr. Luk's living accommodations. The yearly allowance of HK$1,440,000 (US$185,000) for the fiscal years 2002 and 2001, represents 100% of the fair market rent of the property owned by a related company, Silver Policy Development Limited. The current market rent of the property, which is exclusively used for residential purpose by Mr. Luk and his family, is HK$120,000 (US$15,400) per month. Yearly allowance to Mr. Luk is recorded on the Company's books as HK$1,440,000 (US$185,000) in 2002. The money is paid directly to Silver Policy Development Limited. Physical Health Centre Hong Kong Limited is using the property as security to obtain a full line of credit from the Hongkong and Shanghai Bank. See also "Certain Transactions".

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 2002, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted. Unless otherwise indicated, the address for each stockholder is 40/F., NatWest Tower, Times Square, No. 1 Matheson Street, Causeway Bay, Hong Kong.


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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company made certain advances to Mr. Luk, the Company's Chief Executive Officer and the Chairman of its Board of Directors, during the years. The balance due to the Company and its subsidiaries at December 31, 2002 was HK$10,955,000 (US$1,404,000). Under an agreement with the Company, Mr. Luk has pledged 1,500,000 shares of the Company stock as collateral. See Note 14 to Financial Statements.

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

         Mr. Luk receives a monthly allowance of HK$120,000 (US$15,400) for the fiscal year 2002 for his living accommodations. Such allowance represents the fair market rent of the property owned by a related company, Silver Policy Development Limited ("Silver Policy"). Silver Policy is a limited company incorporated in Hong Kong. Mr. Luk and Mrs. Luk respectively hold 0.01% and 99.99% shares in Silver Policy. They also act as directors of Silver Policy.

         Since April 1994, Physical Health Centre Hong Kong Limited ("Hong Kong Limited") has concluded a tenancy agreement with Silver Policy for the property to be used exclusively for residential purpose by Mr. Luk and his family. In April 1996, Silver Policy increased the rent from HK$90,000 (US$11,500) to HK$106,000 (US$13,600) per month and further increased to HK$120,000 (US$15,400) from November 1997. Hong Kong Limited and Williluck International Limited ("Williluck") each paid HK$60,000 (US$7,700) per month to Silver Policy up to June 2000 after which Hong Kong Limited is solely responsible for the monthly rent of HK$120,000 (US$15,400). The annual rent allowance costs as recorded by the Company totaled HK$1,440,000 (US$185,000) in 2002. Hong Kong Limited is using the property as security to obtain a full line of credit from the Hongkong and Shanghai Banking Corporation. Mr. Luk is a director of Williluck. See also "Management - Compensation".

         The Company had the transactions with related companies as provided in the Financial Statements, Note 14.

Item 14. Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company's filings with the Securities and Exchange Commission. Since such evaluation there have not been any significant changes in the Company's internal controls, or in other factors that could significantly affect these controls.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

         (b)    Reports on Form 8-K
                -------------------

                NONE

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2003.

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

/s/ Ngai Keung Luk             Chairman and Chief Executive Officer               Date: 4/14/03
------------------------               (principal executive officer)
    Ngai Keung Luk

/s/ Yuk Wah Ho                 President and Director                             Date: 4/14/03
------------------------
    Yuk Wah Ho

/s/ Robert Chui                Chief Financial Officer and Director               Date: 4/14/03
------------------------       (Principal accounting and financial officer)
    Robert Chui

/s/ Darrie Lam                 Executive Vice President, Secretary                Date: 4/14/03
------------------------       and Director
    Darrie Lam

/s/ Yat Ming Lam               Director                                           Date: 4/14/03
------------------------
    Yat Ming Lam

/s/ Allan Wah Chung Li         Director                                           Date: 4/14/03
------------------------
    Allan Wah Chung Li

                                 CERTIFICATIONS

I, Ngai Keung Luk, Chairman and Chief Executive Officer of Physical Spa & Fitness Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Physical Spa & Fitness
Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003                           /s/ Ngai Keung Luk
                                                   -----------------------------
                                                   Ngai Keung Luk, Chairman
                                                   and Chief Executive Officer

I, Robert Chui, Chief Financial Officer of Physical Spa & Fitness, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Physical Spa & Fitness, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003                           /s/ Robert Chui
                                                   -----------------------------
                                                   Robert Chui
                                                   Chief Financial Officer