Form 10-Q
period 2003-03-31
PHYSICAL SPA & FITNESS INC
filed 2003-05-20
CIK 1048055

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

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

Transitional Small Business Disclosure Format (check one) :
                              Yes          No   X
                                  ----        ----

                                TABLE OF CONTENTS

PART I  -  FINANCIAL INFORMATION                                    PAGE
                                                                    ----
   ITEM 1   -   FINANCIAL STATEMENTS

     Consolidated Statements of Operations                            1
     for the three months ended March
     31, 2003 and 2002 (Unaudited)

     Consolidated Balance Sheets at March 31, 2003                    2
     (Unaudited) and December 31, 2002

     Consolidated Statements of Cash Flows                            3
     for the three months ended March 31,
     2003 and 2002 (Unaudited)

     Notes to Financial Statements (Unaudited)                        4

   ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF               7
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   ITEM 3   -   CONTROLS AND PROCEDURES                               10

PART II  -   OTHER INFORMATION

   ITEM 1   -   LEGAL PROCEEDINGS                                     11

   ITEM 2   -   CHANGE IN SECURITIES                                  11

   ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES                       11

   ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE                       11
                OF SECURITY HOLDERS

   ITEM 5   -   OTHER INFORMATION                                     11

   ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K                      11


                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                   UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   -----------------------------------------------
           FOR THE THREE MONTHS FROM JANUARY 1, 2002 TO MARCH 31, 2002
                      AND JANUARY 1, 2003 TO MARCH 31, 2003
                   (In thousands, except share and per share data)

                                                   Three Months Ended
                                                       March 31,
                                               2002               2003
                                           -----------  ------------------------
                                               HK$          HK$          US$
                                           (Unaudited)  (Unaudited)  (Unaudited)
Operating Revenues
Fitness service                                67,468       62,893        8,063
Beauty treatments                              28,419       42,872        5,496
                                           -----------  -----------  -----------
Total operating revenues                       95,887      105,765       13,559
                                           -----------  -----------  -----------
Operating Expenses
Salaries and commissions                       30,213       38,297        4,910
Rent and related expenses                      29,466       34,943        4,480
Depreciation                                   15,606       16,010        2,053
Other selling and administrative expenses      23,184       24,199        3,102
                                           -----------  -----------  -----------
Total operating expenses                       98,469      113,449       14,545
                                           -----------  -----------  -----------

Loss from operations                           (2,582)       (7,684)        (986)
                                           -----------  -----------  -----------
Non-operating (income) expenses
Other income, net                               (113)          (78)         (10)
Interest expenses                                783         1,570          201
                                           -----------  -----------  -----------
Total non-operating expenses                     670         1,492          191
                                           -----------  -----------  -----------
Loss before income taxes and
minority interests and the cumulative          (3,252)      (9,176)      (1,177)
effect of a change in accounting principle

Provision for income taxes                       274          462           59
                                           -----------  -----------  -----------
Loss before cumulative effect of a change      (3,526)      (9,638)      (1,236)
 in an accounting principle and
 minority interests
Minority interests                                 61           24            3
                                           -----------  -----------  -----------
Loss before cumulative effect of
a change in an accounting principle            (3,587)      (9,662)      (1,239)

Cumulative effect on prior years (to December
31, 2001) of deferral of sales rebates, net
of income taxes and minority interests          3,857            -            -
                                           -----------  -----------  -----------
Net income (loss)                                 270       (9,662)      (1,239)

Other comprehensive (loss) income
- Foreign currency translation adjustments        (11)           1           -
                                           -----------  -----------  -----------
Comprehensive income (loss)                       259       (9,661)      (1,239)
                                           ===========  ===========  ===========
Loss per share before cumulative effect
of a change in accounting principle             (0.36)       (0.97)       (0.12)

Cumulative effect on prior years (to December
31, 2001) of deferral of sales rebates           0.39            -            -
                                           -----------  -----------  -----------
Earnings (Loss) per share of common stock        0.03        (0.97)       (0.12)
                                           ===========  ===========  ===========

Number of shares of common stock outstanding
(in thousands)                                 10,000       10,000       10,000
                                           ===========  ===========  ===========


Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2003 or at any other certain rate.

                                 PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                                 --------------------------------------------
                                      AUDITED CONSOLIDATED BALANCE SHEET
                                      -----------------------------------
                                            AS OF DECEMBER 31, 2002
                                                      AND
                                     UNAUDITED CONSOLIDATED BALANCE SHEET
                                     ------------------------------------
                                             AS OF MARCH 31, 2003
                                (In thousands, except share and per share data)
                                                                                       As of
                                                               -------------------------------------------------------
                                                               December 31, 2002                  March 31, 2003
                                                                           HK$                HK$                US$
ASSETS

Current assets
Cash and cash equivalents                                                1,336              1,686                216
Trade receivables                                                        5,672              5,430                696
Other receivables                                                        6,326              6,326                811
Rental and utility deposits                                             30,924             30,672              3,933
Prepayments to vendors and suppliers and other current assets            5,112              7,497                961
Inventories                                                              3,113              3,112                399
Income taxes recoverable                                                     -              2,114                271
Held-to-maturity securities, collateralized                              3,114              3,114                399
                                                              -----------------  -----------------  -----------------

Total current assets                                                    55,597             59,951              7,686
                                                              -----------------  -----------------  -----------------

Marketable securities, collateralized                                    1,540              2,040                262
Bank deposits, collateralized                                           13,340             13,355              1,712
Due from a stockholder                                                  10,955             10,147              1,301
Prepayments for construction-in-progress                                 1,690              3,341                428
Property, plant and equipment, net                                     241,768            229,285             29,396
                                                              -----------------  -----------------  -----------------

Total assets                                                           324,890            318,119             40,785
                                                              =================  =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Due to a related company                                                 3,515              1,804                231
Short-term bank loans                                                   12,634             10,731              1,376
Long-term bank loans - current portion                                  18,255             21,017              2,694
Accounts payable and accrued expenses                                   73,246             75,927              9,734
Obligations under finance leases - current portion                       9,358              9,177              1,177
Deferred income - current portion                                       76,828             82,389             10,563
Deferred liabilities - current portion                                   5,616              5,295                679
Income taxes payable                                                     3,764              1,530                196
Taxes other than income                                                  6,023              5,938                761
                                                              -----------------  -----------------  -----------------

Total current liabilities                                              209,239            213,808             27,411
                                                              -----------------  -----------------  -----------------

Deferred income - non-current portion                                    6,315              6,581                844
Deferred liabilities -  non-current portion                              7,173              6,784                870
Long-term bank loans -  non-current portion                              3,997              4,428                568
Obligations under finance leases - non-current portion                   5,032              2,865                367
Deferred taxation                                                        4,593              4,593                589
Minority interests                                                       7,285              7,465                957

Stockholders' equity:
Common stock, par value US$0.001 each,
   100 million shares of stock authorized;
   10 million shares of stock issued and outstanding                        78                 78                 10
Cumulative translation adjustments                                         161                162                 21
Retained earnings                                                       81,017             71,355              9,148
                                                              -----------------  -----------------  -----------------

Total stockholders' equity                                              81,256             71,595              9,179
                                                              -----------------  -----------------  -----------------

Total liabilities and stockholders' equity                             324,890            318,119             40,785
                                                              =================  =================  =================

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2003 or at any other certain rate.


                                 PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                                 --------------------------------------------
                                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -----------------------------------------------
                          FOR THE THREE MONTHS FROM JANUARY 1, 2002 TO MARCH 31, 2002
                                     AND JANUARY 1, 2003 TO MARCH 31, 2003
                                           (In thousands)

                                                                                           Three Months Ended March 31
                                                                                  ----------------------------------------------
                                                                                         2002           2003           2003
                                                                                          HK$            HK$            US$

Cash flows from operating activities:
Net income (loss)                                                                           270          (9,662)         (1,239)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Minority interests                                                                      187              24               3
    Depreciation                                                                         15,606          16,010           2,053
    Loss on disposal of property, plant and equipment                                       229              59               7

Changes in working capital:
    Trade receivables                                                                       (92)            398              51
    Rental and utility deposits                                                          (2,426)            252              32
    Prepayments to vendors and suppliers and other current assets                          (956)         (2,385)           (305)
    Inventories                                                                               -               1               -
    Due from related companies                                                           (2,542)         (1,711)           (219)
    Accounts payable and accrued expenses                                                 5,607           2,681             344
    Deferred income                                                                      (2,941)          5,827             747
    Deferred liabilities                                                                  2,606            (710)            (92)
    Income taxes payable/recoverable                                                       (453)         (4,348)           (557)
    Taxes other than income                                                                  50             (85)            (11)
                                                                                      --------------  --------------  --------------

Net cash provided by operating activities                                                15,145           6,351             814
                                                                                      --------------  --------------  --------------

Cash flows from investing activities:
    Prepayments for construction-in-progress                                            (15,212)         (1,651)           (212)
    Acquisition of property, plant and equipment                                        (13,707)         (3,615)           (464)
    Acquisition of marketable securities                                                 (1,540)           (500)            (64)
    Sales proceeds from disposal of property, plant and equipment                           396              29               4
                                                                                  --------------  --------------  --------------

Net cash used in investing activities                                                   (30,063)         (5,737)           (736)
                                                                                  --------------  --------------  --------------

Cash flows from financing activities:
    Increase in bank deposits                                                              (453)            (15)             (2)
    Due from a stockholder                                                               (1,838)            808             104
    Proceeds from (Settlement of) short-term bank loans                                   6,245          (1,903)           (244)
    Proceeds from long-term bank loans                                                   13,330           7,338             941
    Repayment of long-term bank loans                                                    (4,023)         (4,145)           (531)
    Assumption of finance lease obligations                                                 650              -                -
    Capital element of finance lease rental payments                                     (2,033)         (2,348)           (301)
                                                                                  --------------  --------------  --------------

Net cash provided by (used in) financing activities                                      11,878            (265)            (33)
                                                                                  --------------  --------------  --------------

Net (decrease) increase in cash and cash equivalents                                     (3,040)            349              45

Cash and cash equivalents at beginning of period                                          4,787           1,336             171

Cumulative translation adjustments                                                          (11)              1               -
                                                                                  --------------  --------------  --------------

Cash and cash equivalents at end of period                                                1,736           1,686             216
                                                                                  ==============  ==============  ==============

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2003 or at any other certain rate.

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
              ------------------------------------------------------
           FOR THE THREE MONTHS FROM JANUARY 1, 2002 TO MARCH 31, 2002
                      AND JANUARY 1, 2003 TO MARCH 31, 2003

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Physical Spa & Fitness Inc. ("the Company") and the subsidiaries (collectively referred to as the "Group")that it controls. The Company, through its subsidiaries, operates fitness and spa/beauty centers in Hong Kong and China. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

         The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.       PREPARATION OF FINANCIAL STATEMENTS

         The Group has a negative working capital of HK$153,642 and HK$153,857 as of December 31, 2002 and March 31, 2003. Besides, the Group has net loss before cumulative effect of a change in accounting principle of HK$9,662 and HK$3,587 for the three-month periods ended March 31, 2003 and 2002. These conditions raise substantial doubt about the Group's ability to continue as a going concern.

         Continuation of the Group as a going concern is dependent upon obtaining additional working capital, attaining profitable operations and exercising tight cost and cash flow controls measures in the future. The Principal Stockholder has undertaken to make available adequate funds to the Group as and when required to maintain the Group as a going concern. As a result, the financial statements have been prepared in conformity with the principles applicable to a going concern.

3.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 2002, the FASB issued SFAS No. 145: "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement made revisions to the accounting for gains and losses from the extinguishment of debt, rescinded Statement No. 44, and required certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale- leaseback transactions. The Group has adopted this statement since January 1, 2003. The management considers that the adoption of this standard do not have a material effect on the Group's consolidated financial position, results of operations and cash flows.

         In January 2003, the FASB published interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity (including a special purpose entity such as that utilized in an accounts receivable securitization transaction) by a company that bears the majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the variable interest entity's residual returns or both. The Group has adopted the provisions of FIN 46 from January 1, 2003. The management considers that adoption of FIN 46 do not have a material impact on the Group's financial position or results of operations.

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
              ------------------------------------------------------

                 (In thousands, except share and per share data)

3.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

          In April 2003, the FASB issued SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Subject to certain exception, this Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and all provisions of this Statement should be applied prospectively. The Group had no derivative instruments outstanding. The management does not expect the adoption of SFAS No. 149 will have a material impact on the Group's consolidated financial statements.

4.       REPORT ON SEGMENT INFORMATION

         The Group's operations are classified into two reportable business segments: provision of physical fitness and beauty treatment services. Each separately managed segment offers different products requiring different marketing and distribution strategies.

         Information concerning consolidated operations by business segment and geographic area is presented in the tables below and on the following pages:

         CONSOLIDATED OPERATIONS BY BUSINESS SEGMENT

                                               2002           2003       2003
                                                HK$            HK$        US$
         Operating revenues
             - Physical fitness              67,468         62,893      8,063
             - Beauty treatments             28,419         42,872      5,496
                                         -----------    -----------  ---------
                                             95,887        105,765     13,559
                                        ============    ===========  =========

         Operating profit (loss)
             - Physical fitness               4,273         (9,271)    (1,189)
             - Beauty treatments             (4,003)          (391)       (50)
                                        ------------    -----------  ---------
                                                270         (9,662)    (1,239)
         Cumulative effect of a change
           in accounting principle
           included in segment profit
           (loss) above                      (3,857)             -          -
         Income taxes included in
           segment profit (loss) above          274            462         59
         Minority interests included
           in segment profit (loss) above        61             24          3
                                         -----------    -----------  ---------
         Consolidated loss before income
         taxes and minority interests and
         the cumulative effect of a change
         in accounting principle             (3,252)        (9,176)    (1,177)
                                        ============    ===========  =========

         Depreciation
             - Physical fitness              12,249         11,933      1,530
             - Beauty treatments              3,357          4,077        523
                                        ------------    -----------  ---------
                                             15,606         16,010      2,053
                                        ============    ===========  =========

         Total assets
             - Physical fitness             149,879        238,589     30,589
             - Beauty treatments            127,675         79,530     10,196
                                        ------------    -----------  ---------
                                            277,554        318,119     40,785
                                        ============    ===========  =========

         Property, plant and equipment additions
             - Physical fitness              11,632          1,633        210
             - Beauty treatments              2,075          1,982        254
                                        ------------    -----------  ---------

                                             13,707          3,615        464
                                        ============    ===========  =========

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
              ------------------------------------------------------

            (In thousands, except share and per share data)

4.       REPORT ON SEGMENT INFORMATION (CONTINUED)

         CONSOLIDATED OPERATIONS BY GEOGRAPHIC AREA

                                          THREE MONTHS ENDED MARCH 31
                                          ----------------------------
                                            2002           2003      2003
                                             HK$            HK$       US$
         Operating revenues
             - Hong Kong                  86,948         92,688     11,883
             - PRC                         8,939         13,077      1,676
                                     -----------    -----------   --------

                                         95,887        105,765      13,559
                                     ===========    ===========   ========

         Operating (loss)
             - Hong Kong                  (456)        (5,968)       (766)
             - PRC                      (2,461)        (2,138)       (274)
                                      --------        --------     -------
         Segment loss                   (2,917)         (8,106)    (1,040)

         Interest income not included
           in segment loss above           113             14           2
         Interest expenses not included
           in segment loss above          (783)        (1,570)       (201)
         Income taxes included in
           segment loss above              274            462          59
         Minority interests included
           in segment loss above            61             24           3
                                     -----------    -----------    --------
         Consolidated loss before
         income taxes and minority
         interests and the cumulative
         effect of a change in
         accounting principle           (3,252)       (9,176)      (1,177)
                                    ===========    ===========    ========

                                                    AS AT MARCH 31
                                          ----------------------------
                                            2002           2003      2003
                                             HK$            HK$       US$

         Segment assets
             - Hong Kong               216,947        239,191      30,666
             - PRC                      60,607         78,928      10,119
                                    -----------    -----------    -------

                                       277,554        318,119      40,785
                                   ===========    ===========      ======

5.       LONG-TERM BANK LOANS

         The Group has obtained additional banking facilities of HK$7,338 during the three-month period ended March 31, 2003 from creditworthy commercial banks in Hong Kong to finance its operations. These facilities are collateralized by the Group's marketable securities, fixed deposits and personal guarantee from its stockholder.

         During the three-month period ended March 31, 2003, the Group repaid HK$4,145 of its outstanding bank loans. The outstanding loan balances as of March 31, 2003 were analysed as follows:

           Principal        Interest rate             Repayable during the following periods
           HK$

           4,700            5.57%                     Within one year
           2,471            3.66%                     Serially from 2003 to 2004
           3,778            HK$ prime + 0.25%         Serially from 2003 to 2004
           1,888            HK$ prime + 3%            Serially from 2003 to 2004
           4,569            HK$ prime + 1.5%          Serially from 2003 to 2005
           6,439            6.65%                     Serially from 2003 to 2005
           1,600            HK$ prime + 1.5%          Serially from 2003 to 2007
           ----------------

           25,445

           ================

           Aggregate maturities of the long-term bank loans are as follows:

           Principal         Payables during the following periods
           HK$

           21,017            April 2003 to March 2004
           3,381             April 2004 to March 2005
           527               April 2005 to March 2006
           360               April 2006 to March 2007
           160               April 2007 to March 2008
           -----------------

           25,445
           =================
                                       -6-

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

RESULTS OF OPERATIONS


                                                           Three Months Ended
                                                                March 31
                                                            2002         2003
                                                        -----------  -----------
Operating Revenues                                          100.00%     100.00%

Total operating expenses                                    102.69%     107.27%

Operating loss                                               (2.69%)     (7.27%)

Loss before income taxes and
minority interests and cumulative effect                     (3.39%)    (8.68%)
of a change in an accounting principle

Provision for income taxes                                    0.29%       0.44%

Minority interests                                            0.06%       0.02%

Net income (loss)                                             0.28%      (9.14%)
                                                        ============ ===========

THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED).
----------------------------------------------------------------------------

         OPERATING REVENUES. The Company's operating revenues increased 10% to HK$105,765,000 (US$13,559,000) in the first three months of 2003 as compared to HK$95,887,000 (US$12,293,000) of the same period last year.

         Operating revenues derived by the Company's fitness services decreased 7% to HK$62,893,000 (US$8,063,000) compared to HK$67,468,000 (US$8,650,000) in the first three months of 2002. Fitness revenues as a percentage of total revenues were 59% in the first three months of 2003 as compared to 70% in the first three months of 2002.

         Operating revenues from the Company's beauty treatment business totaled HK$42,872,000 (US$5,496,000) compared to HK$28,419,000 (US$3,643,000) in the first three months of 2002, representing an increase of 51%. Beauty treatment revenues as a percentage of total revenues were 41% in the first three months of 2003 as compared to 30% in the first three months of 2002.

         Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$92,688,000 (US$11,882,000), or 88% of total operating revenues in the three months ended March 31, 2003 as compared to HK$86,948,000 (US$11,147,000) or 91% of total operating revenues in the three months ended March 31, 2002.

         Operating revenues derived from the Company's China locations generated HK$13,077,000 (US$1,677,000), or 12% of total operating revenues in the three months ended March 31, 2003 as compared to HK$8,939,000 (US$1,146,000) or 9% of total operating revenues in the three months ended March 31, 2002.

         In Mid-March, 2003, an outbreak of the Severe Acute Respiratory Syndrome (SARS) occurred in areas such as Vietnam, Toronto, Southern China, Hong Kong, and Singapore, all of which were badly hit by the disease. Since the consumers avoided from contacting the SARS virus by staying at home, sales and profits of most retailers have been unsurprisingly be adversely affected by weaker demand. The Company estimates that its revenues in the second quarter of the year will decrease by approximately 20% compared to the first quarter. As of the date of this report, however, there are already signs of recovery in Hong Kong where the number of cases has steadily declined, suggesting that the outbreak has peaked. The Company believes that sales will pick up rapidly as consumers are more willing to spend and more health conscious to look for fitness training and exercise.

         OPERATING EXPENSES. The Company's operating expenses for the first three months of 2003 totaled HK$113,449,000 (US$14,545,000) compared to HK$98,469,000 (US$12,624,000) in the first three months of 2002, representing an increase of 15%. Total operating expenses, after taking into account all corporate expenses, were 107% of total operating revenue as compared to 103% of last year. This reflects the additional costs incurred by the Company in following its business expansion plan.

         Operating expenses associated with the Company's Hong Kong locations were HK$98,169,000 (US$12,586,000) in the three months ended March 31, 2003, representing an increase of 13% as compared to HK$86,995,000 (US$11,153,000) in 2002. The increase was mainly due to additional expenses incurred by the Wing On, Central Center (opened in April, 2002), the new unisex fitness center in Tsuen Wan (opened in April, 2002) and Kornhill Center (opened in June, 2002), all of which have not yet commenced operation in the three months ended March 31, 2002. Hong Kong operating expenses represented 87% of total operating expenses in the three months ended March 31, 2003 as compared to 88% of 2002.

         Operating expenses associated with the Company's China locations were HK$15,280,000 (US$1,959,000) in the three months ended March 31, 2003, representing an increase of 33% as compared to HK$11,474,000 (US$1,471,000) in 2002 due to additional expenses incurred by the enhanced facilities in Shanghai. Operating expenses in China represented 13% of total operating expenses in the three months ended March 31, 2003 as compared to 12% of 2002.

         TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first three months of 2003 totaled HK$1,492,000 (US$191,000) compared to HK$670,000 (US$86,000) in the first three months of 2002. This represents an increase of 123% mainly due to higher interest expenses.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the first three months of 2003 totaled HK$462,000 (US$59,000) compared to HK$274,000 (US$35,000) in the first three months of 2002, representing a decrease of 28%. The decrease is mainly due to losses incurred in the period.

         NET INCOME (LOSS). The Company has generated a net loss of HK$9,662,000 (US$1,239,000) for the first three months of 2003, compared to a net income of HK$270,000 (US$35,000) for the first three months of 2002, representing a decrease of 3679%. The net income for 2002 has been arrived at after adding back a cumulative effect of a change in an accounting principle amounting HK$3,857,000 (US$494,000). In the absence of the cumulative adjustment, the Company has suffered a loss of HK$3,587,000 (US$460,000) for the first three months of 2002, compared with which the net income for 2003 decreased by 169%. This was mainly due to the narrowing margin of the existing centers and the absorption of the pre-opening overhead associated with four new centers.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions.

         Cash and cash equivalent balances for the respective periods ended March 31, 2003 and December 31, 2002 were HK$1,686,000 (US$216,000) and
HK$1,336,000 (US$171,000), while total indebtedness at March 31, 2003 was HK$48,218,000 (US$6,182,000) and HK$49,276,000 (US$6,317,000) at December 31,
2002.

         Net cash provided by operating activities were HK$105,334,000 (US$13,503,000) and 6,351,000 (US$814,000) for Fiscal Year 2002, and the
three-month period ended March 31, 2003, respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$120,362,000 (US$15,430,000) and HK$5,737,000 (US$736,000) for Fiscal Year 2002 and the three-month period ended March 31, 2003, primarily as a result of expenditures for property, plant and equipment. Net cash provided by (used in) financing activities, which mainly include proceeds from bank loans, net interest and repayment, were HK$11,589,000 (US$1,486,000)and HK$(265,000) (US$(33,000)) in Fiscal Year 2002 and the
three-month period ended March 31, 2003, respectively.

         During the three-month period ended March 31, 2003, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material. The Company's long-term loans bear interest rates varying from 3.66% to 8%per annum. The total balance outstanding as of March 31, 2003 on such loans was HK$25,445,000 (US$3,262,000). The last repayment on the loans is due in 2007. The Company had total banking facilities available from financial institutions amounting to approximately HK$52,568,000 (US$6,739,000). These facilities were secured by certain leasehold property in Hong Kong owned by the Company's subsidiary (Ever Growth Limited) and a related company, a fixed charge over a subsidiary's machinery and equipment and a floating charge over its other assets (Physical Health Centre (Macau) Limited), fixed deposits and securities owned by the Company's subsidiaries (Physical Health Centre Hong Kong Limited and Physical Health Centre (E House) Limited), and personal guarantees from Mr. Luk, respectively.

         During the three-month period ended March 31, 2003, the Company purchased marketable securities of HK$500,000 (US$64,000). The Company have no other material purchases of investments during the period under review.

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

         The Company's trade receivable balance at March 31, 2003, was HK$5,430,000 (US$696,000). The Company has never experienced any significant problems with collection of accounts receivable from its customers.

         Capital expenditure for Fiscal Year 2002, and the three-month period ended March 31, 2003, were HK$126,364,000 (US$16,199,000) and HK$3,615,000
(US$464,000) respectively.

         And as mentioned in note 2 to the financial statements, the Company has a negative working capital of HK$153,642,000 (US$19,698,000) and HK$153,857,000
(US$19,725,000) as of December 31, 2002 and March 31, 2003. Besides, it has net loss before cumulative effect of a change in accounting principle of HK$9,662,000 (US$1,239,000) and HK$3,587,000 (US$460,000) respectively for the three-month periods ended March 31, 2003 and 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. In order to maintain it as a going concern, the management is now seeking to procure additional funding from various sources. If necessary, the management would delay the capital expansion plan which would have least impact on the Company's ongoing operation until the cash flow position of the Company is improved. In addition, the Principal Stockholder has undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern. In this connection, the Company has worked out a funding schedule with the Principal Stockholder whereby he agrees to inject funds of not less than HK$500,000 (US$64,000) each time and realize his net worth assets to support the Company as and when required. Accordingly, the Company believes that cash flow generated from its operations, the tight cost and cash flow control measures and its existing and additional credit facilities to be sought should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES

Besides the accounting policies as described in note 3 to the financial statements for the year ended December 31, 2002, the management considers that the Group has not adopted any other critical accounting policies.

ITEM 3 - CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of the Company's management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on the evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.
                                      -10-

PART II - OTHER INFORMATION

ITEM 1  - LEGAL PROCEEDINGS

          NONE

ITEM 2  - CHANGES IN SECURITIES

          NONE

ITEM 3  - DEFAULTS UPON SENIOR SECURITIES

          NONE

ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

          NONE

ITEM 5  - OTHER INFORMATION

          NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits      Exhibit No.       Description
    --------     -----------        -----------
                 Exhibit 99.1       CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                    AND CHIEF FINANCIAL OFFICER

(b)  Reports on Form 8-K
      No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PHYSICAL SPA & FITNESS INC.
                                    (Registrant)

Date: May 20, 2003                  /s/Ngai Keung Luk
                                    ------------------------------------
                                    Ngai Keung Luk,
                                    Chairman and Chief Executive Officer

Date: May 20, 2003                  /s/ Robert Chui
                                    ------------------------------------
                                    Robert Chui,
                                    Chief Financial Officer

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

5/20/03                                   /s/ Ngai Keung Luk
---------------                            -------------------------------------
Date                                       Chairman and Chief Executive Officer

5/20/03                                   /s/ Robert Chui
---------------                            -------------------------------------
Date                                       Chief Financial Officer


Exhibit 99.1

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
               PURSUANT TO 18 U.S.C. SS. 1350 ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Report of Physical Spa & Fitness Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ngai Keung Luk, Chairman and Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ngai Keung Luk
-------------------------
Ngai Keung Luk
Chairman and
Chief Executive Officer

May 20, 2003



      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
               PURSUANT TO 18 U.S.C. SS. 1350 ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Report of Physical Spa & Fitness Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert Chui, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Robert Chui
-------------------------
Robert Chui
Chief Financial Officer

May 20, 2003