Form 10-Q
period 2003-06-30
PHYSICAL SPA & FITNESS INC
filed 2003-08-19
CIK 1048055

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 2003, 10,000,000 shares.

Transitional Small Business Disclosure Format (check one) :

                                 Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I  -  FINANCIAL INFORMATION                                    PAGE
                                                                    ----
   ITEM 1   -   FINANCIAL STATEMENTS

     Condensed Consolidated Statements of Operations                  1
     for the three-month and six-month period ended June 30, 2003 and 2002 (Unaudited)

     Condensed Consolidated Balance Sheets at June 30, 2003           2
     (Unaudited)and December 31, 2002

     Condensed Consolidated Statements of Cash Flows                  3
     for the six-month periods ended
     June 30, 2003 and 2002 (Unaudited)

     Notes to Financial Statements                                    4

   ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF               8
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   ITEM 3   -   CONTROLS AND PROCEDURES                               13

PART II  -   OTHER INFORMATION

   ITEM 1   -   LEGAL PROCEEDINGS                                     14

   ITEM 2   -   CHANGE IN SECURITIES                                  14

   ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES                       14

   ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE                       14
                OF SECURITY HOLDERS

   ITEM 5   -   OTHER INFORMATION                                     14

   ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K                      14


                                        PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                                        --------------------------------------------

                                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      -----------------------------------------------
                                      (In thousands, except share and per share data)

                                                          Three months ended June 30         Six months ended June 30
                                                       2002        2003        2003        2002        2003         2003
                                                     ---------   ---------   ---------   ---------   ---------   ---------
                                                        HK$         HK$         US$         HK$          HK$         US$

Operating Revenues
Fitness service                                        66,718      63,205       8,103     134,186     126,098      16,166
Beauty treatments                                      35,087      39,065       5,009      63,506      81,937      10,505
Others                                                     --         193          25          --         193          25
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Total operating revenues                              101,805     102,463      13,137     197,692     208,228      26,696
                                                     ---------   ---------   ---------   ---------   ---------   ---------

Operating Expenses
Salaries and commissions                              (34,082)    (37,547)     (4,814)    (64,295)    (75,844)     (9,724)
Rent and related expenses                             (32,979)    (40,215)     (5,156)    (62,445)    (75,158)     (9,636)
Depreciation                                          (18,770)    (15,799)     (2,025)    (34,376)    (31,809)     (4,078)
Other selling and administrative expenses (25,481)    (26,590)     (3,409)    (48,665)    (50,789)     (6,511)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Total operating expenses                             (111,312)   (120,151)    (15,404)   (209,781)   (233,600)    (29,949)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Loss from operations                                   (9,507)    (17,688)     (2,267)    (12,089)    (25,372)     (3,253)
                                                     ---------   ---------   ---------   ---------   ---------   ---------

Non-operating income expenses
Other income, net                                          84         150          19         197         228          29
Interest expenses                                      (1,174)     (1,559)       (200)     (1,957)     (3,129)       (401)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Total non-operating expenses                           (1,090)     (1,409)       (181)     (1,760)     (2,901)       (372)
                                                     ---------   ---------   ---------   ---------   ---------   ---------

Loss before income taxes and minority
interests and cumulative effect of
a change in an accounting principle                   (10,597)    (19,097)     (2,448)    (13,849)    (28,273)     (3,625)

Provision for income taxes                                186         210          27         (88)       (252)        (32)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Loss before minority interests and
cumulative effect of a change
in an accounting principle                            (10,411)    (18,887)     (2,421)    (13,937)    (28,525)     (3,657)

Minority interests                                         71         257          32          10         233          29
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Loss before cumulative effect of
a change in an accounting principle                   (10,340)    (18,630)     (2,389)    (13,927)    (28,292)     (3,628)

Cumulative effect on prior years (to December
31, 2001) of deferral of sales rebates, net
of income taxes and minority interests                     --          --          --       3,857          --          --
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Net loss                                              (10,340)    (18,630)     (2,389)    (10,070)    (28,292)     (3,628)

Other comprehensive loss
- Foreign currency translation adjustments                 --          (1)         --         (11)         --          --
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Comprehensive loss                                    (10,340)    (18,631)     (2,389)    (10,081)    (28,292)     (3,628)
                                                     =========   =========   =========   =========   =========   =========

Loss per share before cumulative effect
of a change in an accounting principle                  (1.03)      (1.86)      (0.24)      (1.39)      (2.83)      (0.36)

Cumulative effect on prior years (to December
31, 2001) of deferral of sales rebates                     --          --          --        0.39          --          --
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Loss per common share                                   (1.03)      (1.86)      (0.24)      (1.00)      (2.83)      (0.36)
                                                     =========   =========   =========   =========   =========   =========
Number of shares of common stock outstanding
(in thousands)                                         10,000      10,000      10,000      10,000      10,000      10,000
                                                     =========   =========   =========   =========   =========   =========


Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2003 or at any other certain rate.

                                 PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                                 --------------------------------------------
                                      AUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                      -----------------------------------
                                            AS OF DECEMBER 31, 2002
                                                      AND
                                     UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                     ------------------------------------
                                             AS OF JUNE 30, 2003
                                (In thousands, except share and per share data)
                                                                                       As of
                                                               -------------------------------------------------------
                                                               December 31, 2002                  June 30, 2003
                                                                           HK$                HK$                US$
ASSETS

Current assets
Cash and cash equivalents                                                1,336              2,220                285
Trade receivables                                                        5,672             13,951              1,789
Other receivables                                                        6,326              6,326                811
Rental and utility deposits                                             30,924             30,923              3,964
Prepayments to vendors and suppliers and other current assets            5,112              7,224                926
Inventories                                                              3,113              3,112                399
Income taxes recoverable                                                     -              2,277                292
Held-to-maturity securities, collateralized                              3,114                  -                  -
                                                              -----------------  -----------------  -----------------

Total current assets                                                    55,597             66,033              8,466
                                                              -----------------  -----------------  -----------------

Marketable securities, collateralized                                    1,540              3,290                422
Bank deposits, collateralized                                           13,340             15,464              1,982
Due from a stockholder                                                  10,955              7,170                919
Prepayments for construction-in-progress                                 1,690              2,070                265
Property, plant and equipment, net                                     241,768            221,571             28,407
                                                              -----------------  -----------------  -----------------

Total assets                                                           324,890            315,598             40,461
                                                              =================  =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Due to a related company                                                 3,515              1,143                147
Short-term bank loans                                                   12,634              9,194              1,179
Long-term bank loans - current portion                                  18,255             17,987              2,306
Accounts payable and accrued expenses                                   73,246             82,329             10,555
Obligations under finance leases - current portion                       9,358              9,024              1,157
Deferred income - current portion                                       76,828             94,179             12,074
Deferred liabilities - current portion                                   5,616              9,189              1,178
Income taxes payable                                                     3,764                862                111
Taxes other than income                                                  6,023              6,225                798
                                                              -----------------  -----------------  -----------------

Total current liabilities                                              209,239            230,132             29,505
                                                              -----------------  -----------------  -----------------

Deferred income - non-current portion                                    6,315              7,716                989
Deferred liabilities -  non-current portion                              7,173              7,835              1,004
Long-term bank loans -  non-current portion                              3,997              2,830                363
Obligations under finance leases - non-current portion                   5,032              2,320                297
Deferred taxation                                                        4,593              4,593                589
Minority interests                                                       7,285              7,208                924

Commitments and contingencies

Stockholders' equity:
Common stock, par value US$0.001 each,
   100 million shares of stock authorized;
   10 million shares of stock issued and outstanding                        78                 78                 10
Accumulated other comprehensive income                                     161                161                 21
Retained earnings                                                       81,017             52,725              6,759
                                                              -----------------  -----------------  -----------------

Total stockholders' equity                                              81,256             52,964              6,790
                                                              -----------------  -----------------  -----------------

Total liabilities and stockholders' equity                             324,890            315,598             40,461
                                                              =================  =================  =================

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2003 or at any other certain rate.


                            PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                            --------------------------------------------
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -----------------------------------------------
                      FOR THE SIX MONTHS FROM JANUARY 1, 2002 TO JUNE 30, 2002
                                AND JANUARY 1, 2003 TO JUNE 30, 2003
                                           (in thousands)

                                                                       Six Months Ended June 30
                                                                     ------------------------------
                                                                       2002       2003       2003
                                                                     --------   --------   --------
                                                                       HK$        HK$         US$

Cash flows from operating activities:
Net loss                                                             (10,070)   (28,292)    (3,628)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Minority interests                                                   116       (233)       (29)
    Depreciation                                                      34,376     31,809      4,078
    Loss(Gain)on disposal of property, plant and equipment               244        (56)        (7)

Changes in working capital:
    Trade receivables                                                  2,086     (8,122)    (1,041)
    Rental and utility deposits                                       (3,304)         1         --
    Prepayments to vendors and suppliers and other current assets       (884)    (2,112)      (271)
    Accounts payable and accrued expenses                             39,189      9,083      1,164
    Deferred income                                                   (2,730)    18,752      2,404
    Deferred liabilities                                               3,417      4,235        543
    Income taxes payable/recoverable                                    (638)    (5,179)      (664)
    Taxes other than income                                               20        202         26
                                                                     --------   --------   --------

Net cash provided by operating activities                             61,822     20,088      2,575
                                                                     --------   --------   --------

Cash flows from investing activities:
    Prepayments for construction-in-progress                           5,314       (380)       (49)
    Acquisition of property, plant and equipment                     (87,385)   (11,589)    (1,485)
    Acquisition of marketable securities                                  --     (1,750)      (224)
    Proceeds from disposal of held-to-maturity securities                 --      3,114        399
    Due from related companies                                        (3,756)    (2,372)      (304)
    (Advances to) Repayment from a stockholder                          (244)     3,785        485
    Sales proceeds from disposal of property, plant and equipment        403         33          4
                                                                     --------   --------   --------

Net cash used in investing activities                                (85,668)    (9,159)    (1,174)
                                                                     --------   --------   --------

Cash flows from financing activities:
    Increase in bank deposits                                         (3,315)    (2,124)      (272)
    Proceeds from (Settlement of) short-term bank loans                8,924     (3,440)      (441)
    Proceeds from long-term bank loans                                20,530      7,338        941
    Repayment of long-term bank loans                                 (9,507)    (8,773)    (1,125)
    Assumption of finance lease obligations                            7,982      1,800        231
    Capital element of finance lease rental payments                  (3,853)    (4,846)      (621)
                                                                     --------   --------   --------

Net cash provided by (used in) financing activities                   20,761    (10,045)    (1,287)
                                                                     --------   --------   --------

Net (decrease)increase in cash and cash equivalents                   (3,085)       884        114

Cash and cash equivalents at beginning of period                       4,787      1,336        171

Accumulated other comprehensive income                                   (11)        --         --
                                                                     --------   --------   --------

Cash and cash equivalents at end of period                             1,691      2,220        285
                                                                     ========   ========   ========

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2003 or at any other certain rate.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

         The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. PREPARATION OF FINANCIAL STATEMENTS

         The Group has a negative working capital of HK$153,642 and HK$164,099 as of December 31, 2002 and June 30, 2003. Besides, the Group has net loss before cumulative effect of a change in accounting principle of HK$28,292 and HK$13,927 for the six-month periods ended June 30, 2003 and 2002. These conditions raise substantial doubt about the Group's ability to continue as a going concern.

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


3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Since January 1, 2003, the Group has adopted Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of SFAS 146 did not have a material impact on the Group's operating results or financial position.

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
             -----------------------------------------------------
            (Amounts in thousands, except share and per share data)

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. The Group is currently assessing the impact of adoption of FIN No. 46 on its consolidated financial statements.

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The SFAS No.150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Group is currently assessing the impact of adoption of SFAS No. 150 on its consolidated financial statements.

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
             -----------------------------------------------------
            (Amounts in thousands, except share and per share data)

4. REPORT ON SEGMENT INFORMATION

         The Group's operations are mainly classified into two reportable business segments: provision of physical fitness and beauty treatment services. Each separately managed segment offers different products requiring different marketing and distribution strategies.

         Information concerning consolidated operations by business segment and geographic area is presented in the tables below and on the following pages:

         CONSOLIDATED OPERATIONS BY BUSINESS SEGMENT

                                                      THREE MONTHS ENDED JUNE 30           SIX MONTHS ENDED JUNE 30
                                                   ---------------------------------   ---------------------------------
                                                     2002        2003        2003        2002         2003        2003
                                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                      HK$         HK$         US$         HK$         HK$          US$

         Operating revenues
             - Physical fitness                      66,718      63,205       8,103     134,186     126,098      16,166
             - Beauty treatments                     35,087      39,065       5,009      63,506      81,937      10,505
             - Others                                    --         193          25          --         193          25
                                                   ---------   ---------   ---------   ---------   ---------   ---------

                                                    101,805     102,463      13,137     197,692     208,228      26,696
                                                   =========   =========   =========   =========   =========   =========

         Operating (loss) profit
             - Physical fitness                      (8,996)    (13,253)     (1,699)     (4,724)    (22,524)     (2,888)
             - Beauty treatments                     (1,344)     (5,570)       (715)     (5,346)     (5,961)       (765)
             - Others                                    --         193          25          --         193          25
                                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                    (10,340)    (18,630)     (2,389)    (10,070)    (28,292)     (3,628)
         Cumulative effect of a change
           in accounting principle
           included in segment
            (loss) profit above                          --          --          --      (3,857)         --          --
         Income taxes included in
            segment (loss) profit above                (186)       (210)        (27)         88         252          32
         Minority interests included
            in segment (loss) profit above              (71)       (257)        (32)        (10)       (233)        (29)
                                                   ---------   ---------   ---------   ---------   ---------   ---------
         Consolidated loss before income
           taxes and minority interests and
           the cumulative effect of a change
           in accounting principle                  (10,597)    (19,097)     (2,448)    (13,849)    (28,273)     (3,625)
                                                   =========   =========   =========   =========   =========   =========
         Depreciation
             - Physical fitness                      13,571      11,674       1,497      25,820      23,607       3,027
             - Beauty treatments                      5,199       4,125         528       8,556       8,202       1,051
                                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                     18,770      15,799       2,025      34,376      31,809       4,078
                                                   =========   =========   =========   =========   =========   =========

         Property, plant and equipment additions
             - Physical fitness                      41,564       5,447         698      53,196       7,083         907
             - Beauty treatments                     32,114       2,525         324      34,189       4,506         578
                                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                     73,678       7,972       1,022      87,385      11,589       1,485
                                                   =========   =========   =========   =========   =========   =========

                                                                         AS OF DECEMBER 31,2002    AS OF JUNE 30, 2003
                                                                         ----------------------    -------------------
                                                                                          HK$         HK$          US$
         Total assets
             - Physical fitness                                                         259,912     233,543      29,941
             - Beauty treatments                                                         64,978      82,055      10,520
                                                                                       ---------   ---------   ---------
                                                                                        324,890     315,598      40,461
                                                                                       =========   =========   =========

                                                           -6-

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
             -----------------------------------------------------
            (Amounts in thousands, except share and per share data)
4. REPORT ON SEGMENT INFORMATION (CONTINUED)
         CONSOLIDATED OPERATIONS BY GEOGRAPHIC AREA
                                             THREE MONTHS ENDED JUNE 30           SIX MONTHS ENDED JUNE 30
                                          ---------------------------------   ---------------------------------
                                            2002        2003        2003        2002        2003        2003
                                          ---------   ---------   ---------   ---------   ---------   ---------
                                             HK$         HK$         US$         HK$         HK$         US$
         Operating revenues
             - Hong Kong                    92,286      90,122      11,554     179,234     182,810      23,437
             - PRC                           9,519      12,341       1,583      18,458      25,418       3,259
                                          ---------   ---------   ---------   ---------   ---------   ---------
                                           101,805     102,463      13,137     197,692     208,228      26,696
                                          =========   =========   =========   =========   =========   =========
         Operating loss
             - Hong Kong                    (6,618)    (14,450)     (1,853)     (7,011)    (20,418)     (2,618)
             - PRC                          (2,563)     (2,663)       (341)     (4,998)     (4,801)       (616)
                                          ---------   ---------   ---------   ---------   ---------   ---------
         Segment loss                       (9,181)    (17,113)     (2,194)    (12,009)    (25,219)     (3,234)
         Interest income not included
           in segment loss above                15          42           5          39          56           7
         Interest expenses not included
          in segment loss above             (1,174)     (1,559)       (200)     (1,957)     (3,129)       (401)
         Income taxes included in
           in segment loss above              (186)       (210)        (27)         88         252          32
         Minority interests included
           in segment loss above               (71)       (257)        (32)        (10)       (233)        (29)
                                          ---------   ---------   ---------   ---------   ---------   ---------
         Consolidated loss before
           income taxes and minority
           interests and the cumulative
           effect of a change in
           accounting principle            (10,597)    (19,097)     (2,448)    (13,849)    (28,273)     (3,625)
                                          =========   =========   =========   =========   =========   =========

                                                                AS OF DECEMBER 31,2002     AS OF JUNE 30, 2003
                                                                ----------------------     -------------------
                                                                                 HK$         HK$           US$
         Segment assets
             - Hong Kong                                                       247,305     242,463      31,085
             - PRC                                                              77,585      73,135       9,376
                                                                              ---------   ---------   ---------
                                                                               324,890     315,598      40,461
                                                                              =========   =========   =========

5. LONG-TERM BANK LOANS

         The Group did not obtain any new bank loans during the three-month period ended June 30, 2003 and had obtained additional bank loans of HK$7,338 during the six-month period ended June 30, 2003 from creditworthy commercial banks in Hong Kong to finance its operations. These loans are collateralized by the Group's marketable securities, fixed deposits and personal guarantee from its stockholder.

         During the six-month period ended June 30, 2003, the Group repaid HK$8,773 of its outstanding bank loans. The outstanding loan balances as of June 30, 2003 were analyzed as follows:

           Principal        Interest rate             Repayable during the
           HK$                                        following periods

           4,700            5.57%                     Within one year
           1,833            3.66%                     Serially from 2003 to 2004
           2,435            HK$ prime + 0.25%         Serially from 2003 to 2004
           1,288            HK$ prime + 3%            Serially from 2003 to 2004
           4,022            HK$ prime + 1.5%          Serially from 2003 to 2005
           5,029            6.65%                     Serially from 2003 to 2004
           1,510            HK$ prime + 1.5%          Serially from 2003 to 2007
          ------
          20,817
          ======

           Aggregate maturities of the long-term bank loans are as follows:

           Principal         Payables during the following periods
           HK$
           17,987            July 2003 to June 2004
            2,040            July 2004 to June 2005
              360            July 2005 to June 2006
              360            July 2006 to June 2007
               70            July 2007 to June 2008
           ------
           20,817
           ======
                                       -7-

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

         In respect to beauty services, the customers may purchase single treatment, or in packages of ten or more treatments, with quantity discounts available. There is a wide range of beauty treatments available at prices ranging from HK$400 (US$51) to HK$15,000 (US$1,923).

        The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

RESULTS OF OPERATIONS


                                                 Three Months Ended          Six Months Ended
                                                     June 30                      June 30
                                                 2002          2003           2002         2003
                                              -----------  -----------    -----------  -----------
Operating Revenues                              100.00%     100.00%           100.00%     100.00%

Total operating expenses                        109.34%     117.26%           106.12%     112.18%

Operating loss                                  (9.34%)     (17.26%)           (6.12%)    (12.18%)

Loss before income taxes and
minority interests                             (10.41%)     (18.64%)           (7.01%)    (13.58%)

Provision for income taxes                      (0.18%)      (0.21%)             0.04%      0.12%

Minority interests                              (0.07%)      (0.25%)           (0.01%)     (0.11%)

Net loss                                       (10.16%)     (18.18%)           (5.09%)    (13.59%)
                                            ===========  ===========       ===========  ==========

THREE MONTHS ENDED JUNE 30, 2003 (UNAUDITED) COMPARED TO THREE MONTHS ENDED JUNE 30, 2002 (UNAUDITED).
----------------------------------------------------------------------------

         OPERATING REVENUES. The Company's operating revenues slightly increased 0.6% to HK$102,463,000 (US$13,137,000) in the second quarter of 2003 as compared to HK$101,805,000 (US$13,052,000) of the same period last year.

         Operating revenues derived by the Company's fitness services decreased 5% to HK$63,205,000 (US$8,103,000) compared to HK$66,718,000 (US$8,554,000) of last year. Fitness revenues as a percentage of total revenues were 62% in the second quarter of 2003 as compared to 66% in the second quarter of 2002.

         Operating revenues from the Company's beauty treatment business totaled HK$39,065,000 (US$5,009,000) compared to HK$35,087,000 (US$4,498,000) in the second quarter of 2002, representing an increase of 11%. Beauty treatment revenues as a percentage of total revenues increased from 34% to 38% in the second quarter of 2003 as compared to 2002.

         Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$90,122,000 (US$11,554,000), or 88% of total operating revenues in the second quarter of 2003 as compared to HK$92,286,000 (US$11,832,000) or 91% of total operating revenues in the second quarter of 2002.

         Operating revenues derived from the Company's China locations generated HK$12,341,000 (US$1,582,000), or 12% of total operating revenues in the second quarter of 2003 as compared to HK$9,519,000 (US$1,220,000) or 9% of total operating revenues in the second quarter of 2002.

         In Mid-March, 2003, an outbreak of the Severe Acute Respiratory Syndrome (SARS) occurred in areas such as Vietnam, Toronto, Southern China, Hong Kong, and Singapore, all of which were badly hit by the disease. Since the consumers avoided from contacting the SARS virus by staying at home, revenues and results of the Company, like most retailers, have been affected by weaker demand in April and May. When the outbreak finally peaked by late May, the Company started a series of promotional programs to boost up its revenues and managed to maintain the same level of revenues as the corresponding period of last year.

         OPERATING EXPENSES. The Company's operating expenses for the second quarter of 2003 totaled HK$120,151,000 (US$15,404,000) compared to HK$111,312,000 (US$14,271,000) in 2002, representing an increase of 8%. Total operating expenses, after taking into account all corporate expenses, were 117% of total operating revenue as compared to 109% of last year. This reflects the additional costs incurred by the Company in following its business expansion plan.

         Operating expenses associated with the Company's Hong Kong locations were HK$105,034,000 (US$13,466,000) in the second quarter of 2003, representing an increase of 6% as compared to HK$99,174,000 (US$12,715,000) in 2002. The increase was mainly due to additional expenses incurred by the Kornhill center (opened in late June, 2002) and Citylink, Shatin center (will open in December,
2003), which have not yet commenced operation in the corresponding period of last year. Hong Kong operating expenses represented 87% of total operating expenses in the second quarter of 2003 as compared to 89% in 2002.

         Operating expenses associated with the Company's China locations were HK$15,117,000 (US$1,938,000) in the second quarter of 2003, representing an increase of 25% as compared to HK$12,138,000 (US$1,556,000) in 2002 primarily due to additional expenses incurred by the enhanced facilities in Shanghai. Operating expenses in China represented 13% of total operating expenses in the second quarter of 2003 as compared to 11% of the same period last year.

         TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the second quarter of 2003 totaled HK$1,409,000 (US$181,000) compared to HK$1,090,000 (US$140,000) in 2002. This represents an increase of 29% mainly due to higher interest expenses resulting from increasing bank facilities obtained.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the second quarter of 2003 totaled HK$(210,000) (US$(27,000)) compared to HK$(186,000)
(US$(24,000)) in the second quarter of 2002, reflecting an adjustment of overprovision in the previous quarter.

         NET LOSS. The Company has generated a net loss of HK$18,630,000 (US$2,389,000) for the second quarter of 2003, compared to a net loss of HK$10,340,000 (US$1,326,000) for 2002, representing an increase of 80%. The loss was mainly due to the narrowing margin of the existing centers and the absorption of the pre-opening overhead associated with a proposed new center.

SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED).
----------------------------------------------------------------------------

         OPERATING REVENUES. Operating revenues for the first six months of 2003 totaled HK$208,228,000 (US$26,696,000) compared to HK$197,692,000
(US$25,345,000) of last year, representing a moderate increase of 5%.

         Operating revenues derived by the Company's fitness services decreased 6% to HK$126,098,000 (US$16,166,000) compared to HK$134,186,000 (US$17,203,000)
in 2002. Fitness revenues as a percentage of total revenues were 61% in the first six months of 2003 as compared to 68% in the same period last year.

         Operating revenues from the Company's beauty treatment business increased 29% to HK$81,937,000 (US$10,505,000) in the first six months of 2003 compared to HK$63,506,000 (US$8,142,000) of last year. Beauty treatment revenues as a percentage of total revenues were 39% in the first six months of 2003 as compared to 32% in the first six months of 2002.

         Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$182,810,000 (US$23,437,000), or 88% of total operating revenues in the six months ended June 30, 2003 as compared to HK$179,234,000 (US$22,979,000) or 91%
of total operating revenues in the six months ended June 30, 2002.

         Operating revenues derived from the Company's China locations generated HK$25,418,000 (US$3,259,000), or 12% of total operating revenues in the six months ended June 30, 2003 as compared to HK$18,458,000 (US$2,366,000) or 9% of total operating revenues in the six months ended June 30, 2002.

         OPERATING EXPENSES. The Company's operating expenses for the first six months of 2003 totaled HK$233,600,000 (US$29,949,000) compared to HK$209,781,000
(US$26,895,000) in the first six months of 2002, representing an increase of 11%. Total operating expenses, after taking into account all corporate expenses, were 112% of total operating revenue as compared to 106% of last year. This reflects the additional costs incurred by the new centers during the period under review.

         Operating expenses associated with the Company's Hong Kong locations were HK$203,203,000 (US$26,052,000) in the six months ended June 30, 2003, representing an increase of 9% as compared to HK$186,169,000 (US$23,868,000) in 2002. Hong Kong operating expenses represented 87% of total operating expenses in the six months ended June 30,2003 as compared with 89% of 2002.

         Operating expenses associated with the Company's China locations were HK$30,397,000 (US$3,897,000) in the six months ended June 30, 2003, representing an increase of 29% as compared to HK$23,612,000 (US$3,027,000) in 2002.
Operating expenses in China represented 13% of total operating expenses in the six months ended June 30, 2003 as compared with 11% of 2002.

         TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first six months of 2003 totaled HK$2,901,000 (US$372,000) compared to HK$1,760,000 (US$226,000) in the first six months of 2002. This represents an increase of 65% mainly due to higher interest expenses.

          PROVISION FOR INCOME TAXES. Provision for income taxes for the first six months of 2003 totaled HK$252,000 (US$32,000) compared to HK$88,000 (US$11,000) in the first six months of 2002, representing an increase of 186%.

         NET LOSS. The Company reported a net loss of HK$28,292,000 (US$3,628,000) for the first six months of 2003, compared to a net loss of HK$10,070,000 (US$1,291,000) for the first six months of 2002, representing an increase of 181%. The increase reflects the additional overhead associated with the opening of new centers not yet recovered by their additional contribution.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions.

         Cash and cash equivalent balances as of June 30, 2003 and December 31, 2002 were HK$2,220,000 (US$285,000) and HK$1,336,000 (US$171,000), while total indebtedness at June 30, 2003 was HK$41,355,000 (US$5,302,000) and HK$49,276,000
(US$6,317,000) at December 31, 2002.

         Net cash provided by operating activities were HK$105,334,000 (US$13,503,000) and HK$20,088,000 (US$2,575,000) for the six-month periods ended
June 30, 2002 and 2003, respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$120,362,000 (US$15,430,000) and HK$9,159,000 (US$1,174,000)
for the six-month periods ended June 30, 2002 and 2003 respectively, primarily as a result of expenditures for property, plant and equipment. Net cash provided by (used in) financing activities, which mainly include proceeds from bank loans, net interest and repayment, were HK$11,589,000 (US$1,486,000) and HK$(10,045,000) (US$(1,287,000)) in the six-month periods ended June 30, 2002 and 2003, respectively.

         During the six-month period ended June 30, 2003, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material. The Company's long-term loans bear interest rates varying from 3.66% to 8% per annum. The total balance outstanding as of June 30, 2003 on such loans was HK$20,817,000 (US$2,669,000). The last repayment on the loans is due in 2007. The Company had total banking facilities available from financial institutions amounting to approximately HK$47,769,000 (US$6,124,000). These facilities were secured by certain leasehold property in Hong Kong owned by the Company's subsidiary (Ever Growth Limited) and a related company, a fixed charge over a subsidiary's machinery and equipment and a floating charge over its other assets (Physical Health Centre (Macau) Limited), fixed deposits and securities owned by the Company's subsidiaries (Physical Health Centre Hong Kong Limited and Physical Health Centre (E House) Limited), and personal guarantees from Mr. Luk, respectively.

         During the six-month period ended June 30, 2003, the Company purchased marketable securities of HK$1,750,000 (US$224,000). The Company have no other material purchases of investments during the period under review.

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

         The Company's trade receivable balance at June 30, 2003, was HK$13,951,000 (US$1,789,000). The Company has never experienced any significant problems with collection of accounts receivable from its customers.

         Capital expenditure for Fiscal Year 2002, and the six-month period ended June 30, 2003, were HK$126,364,000 (US$16,199,000) and HK$11,588,000
(US$1,485,000) respectively.

         And as mentioned in note 2 to the financial statements, the Company has a negative working capital of HK$153,642,000 (US$19,698,000) and HK$164,099,000
(US$21,039,000) as of December 31, 2002 and June 30, 2003. Besides, it has net loss before cumulative effect of a change in accounting principle of HK$28,292,000 (US$3,628,000) and HK$13,927,000 (US$1,786,000) respectively for the six-month periods ended June 30, 2003 and 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. In order to maintain it as a going concern, the management is now seeking to procure additional funding from various sources. If necessary, the management would delay the capital expansion plan which would have least impact on the Company's ongoing operation until the cash flow position of the Company is improved. In addition, the Principal Stockholder has undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern. In this connection, the Company has worked out a funding schedule with the Principal Stockholder whereby he agrees to inject funds of not less than HK$500,000 (US$64,000) each time and realize his net worth assets to support the Company as and when required. Accordingly, the Company believes that cash flow generated from its operations, the tight cost and cash flow control measures and its existing and additional credit facilities to be sought should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months.

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

                                    PHYSICAL SPA & FITNESS INC.
                                  (Registrant)

Date: August 18, 2003               /s/ Ngai Keung Luk
                                    ------------------------------------
                                    Ngai Keung Luk,
                                    Chairman and Chief Executive Officer

Date: August 18, 2003               /s/ Robert Chui
                                    ------------------------------------
                                  Robert Chui,
                                    Chief Financial Officer

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

8/18/03                                   /s/ Ngai Keung Luk
---------------                            -------------------------------------
Date                                       Chairman and Chief Executive Officer

8/18/03                                   /s/ Robert Chui
---------------                            -------------------------------------
Date                                       Chief Financial Officer