Form 10-Q
period 2003-09-30
PHYSICAL SPA & FITNESS INC
filed 2003-11-19
CIK 1048055

                       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

( ) TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

Commission file number 0-26573

                           PHYSICAL SPA & FITNESS INC.
           (Exact name of Registrant as specified in its charter)

               Delaware                              98-0203281
   --------------------------------              ------------------
   (State or other jurisdiction                  (IRS Employer
   of incorporation or organization)             Identification No.)

                             40/F RBS Tower, Times Square
                          No. 1 Matheson Street, Causeway Bay
                                    Hong Kong
                    (Address of principal executive offices)

                              (011) (852) 2917-0000
                           (Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: September 30, 2003, 10,000,000 shares.

                                TABLE OF CONTENTS

PART I  -  FINANCIAL INFORMATION                                    PAGE
                                                                    ----
   ITEM 1   -   FINANCIAL STATEMENTS

     Condensed Consolidated Statements of Operations                   1
     for the three-month and nine-month period ended September 30, 2002 and 2003 (Unaudited)

     Condensed Consolidated Balance Sheets at December 31, 2002        2
      and September 30, 2003 (Unaudited)

     Condensed Consolidated Statements of Cash Flows                   3
     for the nine-month periods ended
     September 30, 2002 and 2003 (Unaudited)

     Notes to Financial Statements                                     4

   ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                9
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   ITEM 3   -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT        14
                MARKET RISK

   ITEM 4   -   CONTROLS AND PROCEDURES                               14

PART II  -   OTHER INFORMATION

   ITEM 1   -   LEGAL PROCEEDINGS                                     15

   ITEM 2   -   CHANGE IN SECURITIES AND USE OF PROCEEDS              15

   ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES                       15

   ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE                       15
                OF SECURITY HOLDERS

   ITEM 5   -   OTHER INFORMATION                                     15

   ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K                      15

                                        PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                                        --------------------------------------------

                                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      -----------------------------------------------
                                      (In thousands, except share and per share data)

                                                     Three months ended September 30       Nine months ended September 30
                                                       2002        2003        2003        2002        2003         2003
                                                     ---------   ---------   ---------   ---------   ---------   ---------
                                                        HK$         HK$         US$         HK$          HK$         US$

Operating Revenues
Fitness service                                        79,281      67,670       8,676     213,467     193,768      24,842
Beauty treatments                                      33,593      47,309       6,065      97,099     129,246      16,570
Others                                                     --         103          13          --         296          38
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Total operating revenues                              112,874     115,082      14,754     310,566     323,310      41,450
                                                     ---------   ---------   ---------   ---------   ---------   ---------

Operating Expenses
Salaries and commissions                              (37,698)    (39,674)     (5,086)   (101,993)   (115,518)    (14,810)
Rent and related expenses                             (35,011)    (39,869)     (5,111)    (97,456)   (115,027)    (14,747)
Depreciation                                          (13,487)    (15,142)     (1,941)    (47,863)    (46,951)     (6,019)
Other selling and administrative expenses             (27,597)    (28,381)     (3,639)    (76,262)    (79,170)    (10,150)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Total operating expenses                             (113,793)   (123,066)    (15,777)   (323,574)   (356,666)    (45,726)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Loss from operations                                     (919)     (7,984)     (1,023)    (13,008)    (33,356)     (4,276)
                                                     ---------   ---------   ---------   ---------   ---------   ---------

Non-operating income (expenses)
Other income, net                                          82         168          22         279         396          51
Interest expenses                                      (1,554)     (2,137)       (275)     (3,511)     (5,266)       (676)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Total non-operating expenses                           (1,472)     (1,969)       (253)     (3,232)     (4,870)       (625)
                                                     ---------   ---------   ---------   ---------   ---------   ---------

Loss before income taxes and minority
interests and cumulative effect of
a change in an accounting principle                    (2,391)     (9,953)     (1,276)    (16,240)    (38,226)     (4,901)

(Provision) Benefit for income taxes                   (1,085)        201          26      (1,173)        (51)         (6)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Loss before minority interests and
cumulative effect of a change
in an accounting principle                             (3,476)     (9,752)     (1,250)    (17,413)    (38,277)     (4,907)

Minority interests                                       (327)        131          17        (317)        364          46
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Loss before cumulative effect of
a change in an accounting principle                    (3,803)     (9,621)     (1,233)    (17,730)    (37,913)     (4,861)

Cumulative effect on prior years (to December
31, 2001) of deferral of sales rebates, net
of income taxes and minority interests                     --          --          --       3,857          --          --
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Net loss                                               (3,803)     (9,621)     (1,233)    (13,873)    (37,913)     (4,861)

Other comprehensive loss
- Foreign currency translation adjustments                 --          --         --          (11)         --          --
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Comprehensive loss                                     (3,803)     (9,621)     (1,233)    (13,884)    (37,913)     (4,861)
                                                     =========   =========   =========   =========   =========   =========

Loss per share before cumulative effect
of a change in an accounting principle                  (0.38)      (0.96)      (0.12)      (1.77)      (3.79)      (0.49)

Cumulative effect on prior years (to December
31, 2001) of deferral of sales rebates                     --          --          --        0.38          --          --
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Loss per common share                                   (0.38)      (0.96)      (0.12)      (1.39)      (3.79)      (0.49)
                                                     =========   =========   =========   =========   =========   =========
Number of shares of common stock outstanding
(in thousands)                                         10,000      10,000      10,000      10,000      10,000      10,000
                                                     =========   =========   =========   =========   =========   =========


Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2003 or at any other certain rate.

                                 PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                                 --------------------------------------------
                                      AUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                      -----------------------------------
                                            AS OF DECEMBER 31, 2002
                                                      AND
                                     UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                     ------------------------------------
                                             AS OF September 30, 2003
                                (In thousands, except share and per share data)
                                                                                       As of
                                                               -------------------------------------------------------
                                                               December 31, 2002               September 30, 2003
                                                                           HK$                HK$                US$
ASSETS

Current assets
Cash and cash equivalents                                                1,336              1,115                143
Trade receivables                                                        5,672              7,140                915
Other receivables                                                        6,326              6,326                811
Rental and utility deposits                                             30,924             31,508              4,039
Prepayments to vendors and suppliers and other current assets            5,112              9,554              1,225
Inventories                                                              3,113              3,113                399
Income taxes recoverable                                                     -              2,611                335
Held-to-maturity securities, collateralized                              3,114                  -                  -
                                                              -----------------  -----------------  -----------------

Total current assets                                                    55,597             61,367              7,867
                                                              -----------------  -----------------  -----------------

Marketable securities, collateralized                                    1,540              3,290                422
Bank deposits, collateralized                                           13,340             15,531              1,991
Due from a stockholder                                                  10,955              7,454                956
Prepayments for construction-in-progress                                 1,690             12,539              1,608
Property, plant and equipment, net                                     241,768            209,101             26,808
                                                              -----------------  -----------------  -----------------

Total assets                                                           324,890            309,282             39,652
                                                              =================  =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Due to a related company                                                 3,515                344                 44
Short-term bank loans                                                   12,634             10,200              1,308
Long-term bank loans - current portion                                  18,255             14,465              1,854
Accounts payable and accrued expenses                                   73,246             73,478              9,420
Obligations under finance leases - current portion                       9,358              7,254                930
Deferred income - current portion                                       76,828            110,615             14,181
Deferred liabilities - current portion                                   5,616              9,029              1,158
Income taxes payable                                                     3,764                624                 80
Taxes other than income                                                  6,023              5,914                759
                                                              -----------------  -----------------  -----------------

Total current liabilities                                              209,239            231,923             29,734
                                                              -----------------  -----------------  -----------------

Deferred income - non-current portion                                    6,315              7,591                973
Deferred liabilities -  non-current portion                              7,173             11,072              1,419
Long-term bank loans -  non-current portion                              3,997              2,166                278
Obligations under finance leases - non-current portion                   5,032              1,518                195
Deferred taxation                                                        4,593              4,593                589
Minority interests                                                       7,285              7,076                907

Commitments and contingencies

Stockholders' equity:
Common stock, par value US$0.001 each,
   100 million shares of stock authorized;
   10 million shares of stock issued and outstanding                        78                 78                 10
Accumulated other comprehensive income                                     161                161                 21
Retained earnings                                                       81,017             43,104              5,526
                                                              -----------------  -----------------  -----------------

Total stockholders' equity                                              81,256             43,343              5,557
                                                              -----------------  -----------------  -----------------

Total liabilities and stockholders' equity                             324,890            309,282             39,652
                                                              =================  =================  =================

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2003 or at any other certain rate.

                            PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                            --------------------------------------------
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -----------------------------------------------
                      FOR THE NINE MONTHS FROM JANUARY 1, 2002 TO SEPTEMBER 30, 2002
                                AND JANUARY 1, 2003 TO SEPTEMBER 30, 2003
                                           (in thousands)

                                                                     Nine Months Ended September 30
                                                                     ------------------------------
                                                                       2002       2003       2003
                                                                     --------   --------   --------
                                                                       HK$        HK$         US$

Cash flows from operating activities:
Net loss                                                             (13,873)   (37,913)    (4,861)

Adjustments to reconcile net loss to net cash provided
  by operating activities:
    Minority interests                                                   442       (364)       (46)
    Depreciation                                                      47,863     46,951      6,019
    Loss in disposal of property, plant and equipment                    312        206         26

Changes in working capital:
    Trade receivables                                                  1,275     (1,468)      (188)
    Rental and utility deposits                                       (8,792)      (584)       (75)
    Prepayments to vendors and suppliers and other current assets      1,358     (4,287)      (549)
    Accounts payable and accrued expenses                             54,073        232         30
    Deferred income                                                      459     35,063      4,495
    Deferred liabilities                                               4,510      7,312        937
    Income taxes payable/recoverable                                     447     (5,751)      (737)
    Taxes other than income                                               42       (109)       (14)
                                                                     --------   --------   --------

Net cash provided by operating activities                             88,116     39,288      5,037
                                                                     --------   --------   --------

Cash flows from investing activities:
    Prepayments for construction-in-progress                          (6,092)   (10,849)    (1,391)
    Acquisition of property, plant and equipment                     (95,973)   (14,647)    (1,878)
    Acquisition of marketable securities                                  --     (1,750)      (224)
    Proceeds from disposal of held-to-maturity securities                 --      3,114        399
    Due from related companies                                        (4,853)    (3,171)      (407)
    Repayment from a stockholder                                         377      3,501        449
    Sales proceeds from disposal of property, plant and equipment        403        157         20
                                                                     --------   --------   --------

Net cash used in investing activities                               (106,138)   (23,645)    (3,032)
                                                                     --------   --------   --------

Cash flows from financing activities:
    Increase in bank deposits                                         (6,326)    (2,191)      (281)
    Proceeds from (Settlement of) short-term bank loans                7,149     (2,434)      (312)
    Proceeds from long-term bank loans                                26,170      7,338        941
    Repayment of long-term bank loans                                (13,167)   (12,959)    (1,661)
    Assumption of finance lease obligations                            7,982      1,800        231
    Capital element of finance lease rental payments                  (6,254)    (7,418)      (951)
                                                                     --------   --------   --------

Net cash provided by (used in) financing activities                   15,554    (15,864)    (2,033)
                                                                     --------   --------   --------

Net decrease in cash and cash equivalents                             (2,468)      (221)       (28)

Cash and cash equivalents at beginning of period                       4,787      1,336        171

Cumulative translation adjustment                                       (11)        --         --
                                                                     --------   --------   --------

Cash and cash equivalents at end of period                             2,308      1,115        143
                                                                     ========   ========   ========

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2003 or at any other certain rate.

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

         The accompanying unaudited consolidated financial statements have been reviewed by an independent public accountant and prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

         The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. PREPARATION OF FINANCIAL STATEMENTS

         The Group has a negative working capital of HK$153,642 and HK$170,556 as of December 31, 2002 and September 30, 2003. Besides, the Group has net loss before cumulative effect of a change in accounting principle of HK$37,913 and HK$17,730 for the nine-month periods ended September 30, 2003 and 2002. The Group also experienced net loss of HK$20,238 for the year ended December 31,2002. These conditions raise substantial doubt about the Group's ability to continue as a going concern.

         Continuation of the Group as a going concern is dependent upon obtaining additional working capital, attaining profitable operations and exercising tight cost and cash flow controls measures in the future. The Principal Stockholder has undertaken to make available adequate funds to the Group as and when required to maintain the Group as a going concern. In this connection, the Company has worked out a funding schedule with the Principal Stockholder whereby he agrees to inject funds of not less than HK$500,000 (US$64,000) whenever the Group is running out of operating funds and realize his net worth assets (including properties and shares investments)to support the Company as and when required. As a result, the financial statements have been prepared in conformity with the principles applicable to a going concern.

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

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
             -----------------------------------------------------
            (Amounts in thousands, except share and per share data)

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. Management considered that the adoption of FIN No. 46 does not have significant impact on its consolidated financial statements.

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The SFAS No.150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management considered that the adoption of SFAS No. 150 does not have significant impact on its consolidated financial statements.

         In November 2002, the EITF issued EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables", which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 has been effective for the Group for revenue arrangements entered into beginning July 1, 2003. Management considered that the adoption of EITF Issue No. 00-21 does not have significant impact on its consolidated financial statements.

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

         Information concerning consolidated operations by business segment and geographic area is presented in the tables below and on the following pages:

         CONSOLIDATED OPERATIONS BY BUSINESS SEGMENT

                                                    THREE MONTHS ENDED SEPTEMBER 30      NINE MONTHS ENDED SEPTEMBER 30
                                                   ---------------------------------   ---------------------------------
                                                     2002        2003        2003        2002         2003        2003
                                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                      HK$         HK$         US$         HK$         HK$          US$

         Operating revenues
             - Physical fitness                      79,281      67,670       8,676     213,467     193,768      24,842
             - Beauty treatments                     33,593      47,309       6,065      97,099     129,246      16,570
             - Others                                    --         103          13          --         296          38
                                                   ---------   ---------   ---------   ---------   ---------   ---------

                                                    112,874     115,082      14,754     310,566     323,310      41,450
                                                   =========   =========   =========   =========   =========   =========

         Operating (loss) profit
             - Physical fitness                       2,786     (11,383)     (1,459)     (1,938)    (33,907)     (4,347)
             - Beauty treatments                     (6,589)      1,659         213     (11,935)     (4,302)       (552)
             - Others                                    --         103          13          --         296          38
                                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                     (3,803)     (9,621)     (1,233)    (13,873)    (37,913)     (4,861)
         Cumulative effect of a change
           in accounting principle
           included in segment
            (loss) profit above                          --          --          --      (3,857)         --          --
         Income taxes included in
            segment (loss) profit above               1,085       (201)        (26)       1,173          51           6
         Minority interests included
            in segment (loss) profit above              327       (131)        (17)         317        (364)        (46)
                                                   ---------   ---------   ---------   ---------   ---------   ---------
         Consolidated loss before income
           taxes and minority interests and
           the cumulative effect of a change
           in accounting principle                   (2,391)     (9,953)     (1,276)    (16,240)    (38,226)     (4,901)
                                                   =========   =========   =========   =========   =========   =========
         Depreciation
             - Physical fitness                      10,994      11,192       1,434      36,814      34,799       4,461
             - Beauty treatments                      2,493       3,950         507      11,049      12,152       1,558
                                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                     13,487      15,142       1,941      47,863      46,951       6,019
                                                   =========   =========   =========   =========   =========   =========

         Property, plant and equipment additions
             - Physical fitness                       5,508       2,301         296      58,704       9,384       1,203
             - Beauty treatments                      3,080         757          97      37,269       5,263         675
                                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                      8,588       3,058         393      95,973      14,647       1,878
                                                   =========   =========   =========   =========   =========   =========

                                                                         AS OF DECEMBER 31,2002   AS OF SEPTEMBER 30, 2003
                                                                         ----------------------    -------------------
                                                                                          HK$         HK$          US$
         Total assets
             - Physical fitness                                                         259,912     228,869      29,343
             - Beauty treatments                                                         64,978      80,413      10,309
                                                                                       ---------   ---------   ---------
                                                                                        324,890     309,282      39,652
                                                                                       =========   =========   =========

                                                           -6-

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
             -----------------------------------------------------
            (Amounts in thousands, except share and per share data)
4. REPORT ON SEGMENT INFORMATION (CONTINUED)
         CONSOLIDATED OPERATIONS BY GEOGRAPHIC AREA
                                          THREE MONTHS ENDED SEPTEMBER 30       NINE MONTHS ENDED SEPTEMBER 30
                                          ---------------------------------   ---------------------------------
                                            2002        2003        2003        2002        2003        2003
                                          ---------   ---------   ---------   ---------   ---------   ---------
                                             HK$         HK$         US$         HK$         HK$         US$
         Operating revenues
             - Hong Kong                   102,641     100,055      12,828     281,875     282,865      36,265
             - PRC                          10,233      15,027       1,926      28,691      40,445       5,185
                                          ---------   ---------   ---------   ---------   ---------   ---------
                                           112,874     115,082      14,754     310,566     323,310      41,450
                                          =========   =========   =========   =========   =========   =========
         Operating profit (loss)
             - Hong Kong                     1,394      (6,100)       (782)     (5,617)    (26,518)     (3,400)
             - PRC                          (3,655)     (1,451)       (185)     (8,653)     (6,252)       (801)
                                          ---------   ---------   ---------   ---------   ---------   ---------
         Segment loss                       (2,261)     (7,551)       (967)    (14,270)    (32,770)     (4,201)
         Interest income not included
           in segment loss above                12          67          9          51         123          16
         Interest expenses not included
          in segment loss above             (1,554)     (2,137)       (275)     (3,511)     (5,266)       (676)
         Income taxes included in
           in segment loss above             1,085        (201)        (26)      1,173          51           6
         Minority interests included
           in segment loss above               327        (131)        (17)        317        (364)        (46)
                                          ---------   ---------   ---------   ---------   ---------   ---------
         Consolidated loss before
           income taxes and minority
           interests and the cumulative
           effect of a change in
           accounting principle             (2,391)     (9,953)     (1,276)    (16,240)    (38,226)     (4,901)
                                          =========   =========   =========   =========   =========   =========

                                                                AS OF DECEMBER 31,2002   AS OF SEPTEMBER 30, 2003
                                                                ----------------------     -------------------
                                                                                 HK$         HK$           US$
         Segment assets
             - Hong Kong                                                       247,305     238,956      30,636
             - PRC                                                              77,585      70,326       9,016
                                                                              ---------   ---------   ---------
                                                                               324,890     309,282      39,652
                                                                              =========   =========   =========

5. LONG-TERM BANK LOANS

         The Group did not obtain any new bank loans during the three-month period ended September 30, 2003 and had obtained additional bank loans of HK$7,338 during the nine-month period ended September 30, 2003 from creditworthy commercial banks in Hong Kong to finance its operations. These loans are collateralized by the Group's marketable securities, fixed deposits and personal guarantee from its stockholder.

         During the nine-month period ended September 30, 2003, the Group repaid HK$12,959 of its outstanding bank loans. The outstanding loan balances as of September 30, 2003 were analyzed as follows:

           Principal        Interest rate             Repayable during the
           HK$                                        following periods

           4,700            5.57%                     Within one year
           1,195            3.66%                     Serially from 2003 to 2004
           1,538            HK$ prime + 0.25%         Serially from 2003 to 2004
             688            HK$ prime + 3%            Serially from 2003 to 2004
           3,471            HK$ prime + 1.5%          Serially from 2003 to 2005
           3,619            6.65%                     Serially from 2003 to 2004
           1,420            HK$ prime + 1.5%          Serially from 2003 to 2007
          ------
          16,631
          ======

           Aggregate maturities of the long-term bank loans are as follows:

           Principal         Payables during the following periods
           HK$
           14,465            October 2003 to September 2004
            1,466            October 2004 to September 2005
              360            October 2005 to September 2006
              340            October 2006 to September 2007
           ------
           16,631
           ======

REVIEW REPORT OF INDEPENDENT ACCOUNTANT

We have reviewed the condensed consolidated balance sheet and the related condensed consolidated statements of operations of Physical Spa & Fitness Inc. (a Delaware Corporation) and subsidiaries as of September 30, 2003 and for the three-month and nine-month periods then ended. We have also reviewed the related condensed statement of cash flows for the nine-month period ended September 30, 2003. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Physical Spa & Fitness Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated April 11, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Note 3(b) of the Company's audited financial statements as of December 31, 2002, and for the year then ended discloses that the Company has suffered losses from operations during the year 2002 and has a negative working capital. Our auditor's report on those financial statements includes an explanatory paragraph referring to the matters in note 3(b) of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3(b). As indicated in Note 2 of the Company's unaudited interim financial statements as of September 30, 2003, and for the nine months then ended, the Company continued to suffer losses from operations and have a negative working capital. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.



Moores Rowland Mazars
November 19, 2003

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

RESULTS OF OPERATIONS


                                                 Three Months Ended          Nine Months Ended
                                                     September 30                September 30
                                                 2002          2003           2002         2003
                                              -----------  -----------    -----------  -----------
Operating Revenues                              100.00%     100.00%           100.00%     100.00%

Total operating expenses                        100.81%     106.94%           104.19%     110.32%

Operating loss                                  (0.81%)     (6.94%)           (4.19%)     (10.32%)

Loss before income taxes and
minority interests                              (2.12%)     (8.65%)           (5.23%)     (11.82%)

Provision for income taxes                       0.96%      (0.17%)            0.38%        0.02%

Minority interests                               0.29%      (0.11%)            0.10%       (0.11%)

Net loss                                        (3.37%)     (8.36%)           (4.47%)     (11.73%)
                                            ===========  ===========       ===========  ==========

THREE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED).
--------------------------------------------------------------------------------

         OPERATING REVENUES. The Company's operating revenues slightly increased 2% to HK$115,082,000 (US$14,754,000) in the third quarter of 2003 as compared to HK$112,874,000 (US$14,471,000) of the same period last year.

         Operating revenues derived by the Company's fitness services decreased 15% to HK$67,670,000 (US$8,676,000) compared to HK$79,281,000 (US$10,164,000) of last year. Fitness revenues as a percentage of total revenues were 59% in the third quarter of 2003 as compared to 70% in the third quarter of 2002.

         Operating revenues from the Company's beauty treatment business totaled HK$47,309,000 (US$6,065,000) compared to HK$33,593,000 (US$4,307,000) in the third quarter of 2002, representing an increase of 41%. Beauty treatment revenues as a percentage of total revenues increased from 30% to 41% in the third quarter of 2003 as compared to 2002.

         Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$100,055,000 (US$12,828,000), or 87% of total operating revenues in the third quarter of 2003 as compared to HK$102,641,000 (US$13,159,000) or 91% of total operating revenues in the third quarter of 2002.

         Operating revenues derived from the Company's China locations generated HK$15,027,000 (US$1,926,000), or 13% of total operating revenues in the third quarter of 2003 as compared to HK$10,233,000 (US$1,312,000) or 9% of total operating revenues in the third quarter of 2002.

         OPERATING EXPENSES. The Company's operating expenses for the third quarter of 2003 totaled HK$123,066,000 (US$15,777,000) compared to HK$113,793,000 (US$14,588,000) in 2002, representing an increase of 8%. Total operating expenses, after taking into account all corporate expenses, were 107% of total operating revenue as compared to 101% of last year. This reflects the additional costs incurred by the Company in following its business expansion plan.

         Operating expenses associated with the Company's Hong Kong locations were HK$106,511,000 (US$13,655,000) in the third quarter of 2003, representing an increase of 7% as compared to HK$99,902,000 (US$12,808,000) in 2002. The increase was mainly due to additional expenses incurred by the Citylink, Shatin center (will open in November, 2003). Hong Kong operating expenses represented 87% of total operating expenses in the third quarter of 2003 as compared to 88% in 2002.

         Operating expenses associated with the Company's China locations were HK$16,555,000 (US$2,122,000) in the third quarter of 2003, representing an increase of 19% as compared to HK$13,891,000 (US$1,781,000) in 2002 primarily due to additional expenses incurred by the enhanced facilities in Shanghai. Operating expenses in China represented 13% of total operating expenses in the third quarter of 2003 as compared to 12% of the same period last year.

         TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the third quarter of 2003 totaled HK$1,969,000 (US$253,000) compared to HK$1,472,000 (US$188,000) in 2002. This represents an increase of 34% mainly due to higher interest expenses resulting from increasing bank facilities obtained.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the third quarter of 2003 totaled HK$(201,000) (US$(26,000)) compared to HK$1,085,000
(US$139,000) in the third quarter of 2002, reflecting an adjustment of overprovision in the previous quarter.

         NET LOSS. The Company has generated a net loss of HK$9,621,000 (US$1,233,000) for the third quarter of 2003, compared to a net loss of HK$3,803,000 (US$487,000) for 2002, representing an increase of 153%. The loss was mainly due to the narrowing margin of the existing centers and the absorption of the pre-opening overhead associated with a proposed new center.


NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED).
----------------------------------------------------------------------------

         OPERATING REVENUES. Operating revenues for the first nine months of 2003 totaled HK$323,310,000 (US$41,450,000) compared to HK$310,566,000
(US$39,816,000) of last year, representing a moderate increase of 4%.

         Operating revenues derived by the Company's fitness services decreased 9% to HK$193,768,000 (US$24,842,000) compared to HK$213,467,000 (US$27,368,000)
in 2002. Fitness revenues as a percentage of total revenues were 60% in the first nine months of 2003 as compared to 69% in the same period last year.

         Operating revenues from the Company's beauty treatment business increased 33% to HK$129,246,000 (US$16,570,000) in the first nine months of 2003 compared to HK$97,099,000 (US$12,448,000) of last year. Beauty treatment revenues as a percentage of total revenues were 40% in the first nine months of 2003 as compared to 31% in the first nine months of 2002.

         Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$282,865,000 (US$36,265,000), or 87% of total operating revenues in the nine months ended September 30, 2003 as compared to HK$281,875,000 (US$36,138,000) or 91% of total operating revenues in the nine months ended September 30, 2002.

         Operating revenues derived from the Company's China locations generated HK$40,445,000 (US$5,185,000), or 13% of total operating revenues in the nine months ended September 30, 2003 as compared to HK$28,691,000 (US$3,678,000) or 9% of total operating revenues in the nine months ended September 30, 2002.

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

         OPERATING EXPENSES. The Company's operating expenses for the first nine months of 2003 totaled HK$356,666,000 (US$45,726,000) compared to HK$323,574,000
(US$41,483,000) in the first nine months of 2002, representing an increase of 10%. Total operating expenses, after taking into account all corporate expenses, were 110% of total operating revenue as compared to 104% of last year. This reflects the additional costs incurred by the new centers during the period under review.

         Operating expenses associated with the Company's Hong Kong locations were HK$309,714,000 (US$39,707,000) in the nine months ended September 30, 2003, representing an increase of 8% as compared to HK$286,070,000 (US$36,675,000) in 2002. Hong Kong operating expenses represented 87% of total operating expenses in the nine months ended September 30,2003 as compared with 88% of 2002.

         Operating expenses associated with the Company's China locations were HK$46,952,000 (US$6,019,000) in the nine months ended September 30, 2003, representing an increase of 25% as compared to HK$37,504,000 (US$4,808,000) in 2002. Operating expenses in China represented 13% of total operating expenses in the nine months ended September 30, 2003 as compared with 12% of 2002.

         TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first nine months of 2003 totaled HK$4,870,000 (US$625,000) compared to HK$3,232,000 (US$414,000) in the first nine months of 2002. This represents an increase of 51% mainly due to higher interest expenses.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the first nine months of 2003 totaled HK$51,000 (US$6,000) compared to HK$1,173,000 (US$150,000) in the first nine months of 2002, representing a decrease of 96%.

         NET LOSS. The Company reported a net loss of HK$37,913,000 (US$4,861,000) for the first nine months of 2003, compared to a net loss of HK$13,873,000 (US$1,778,000) for the first nine months of 2002, representing an increase of 173%. The increase reflects the additional overhead associated with the opening of new centers not yet recovered by their additional contribution.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions.

         Cash and cash equivalent balances as of September 30, 2003 and December 31, 2002 were HK$1,115,000 (US$143,000) and HK$1,336,000 (US$171,000), while total indebtedness at September 30, 2003 was HK$35,603,000 (US$4,565,000) and HK$49,276,000 (US$6,317,000) at December 31, 2002.

         Net cash provided by operating activities were HK$88,116,000 (US$11,297,000) and HK$39,288,000 (US$5,037,000) for the nine-month periods ended September 30, 2002 and 2003, respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$106,138,000 (US$13,607,000) and HK$23,645,000 (US$3,032,000) for the nine-month periods ended September 30, 2002 and 2003 respectively, primarily as a result of expenditures for property, plant and equipment. Net cash provided by (used in) financing activities, which mainly include proceeds from bank loans, net interest and repayment, were HK$15,554,000 (US$1,994,000) and HK$(15,864,000) (US$(2,033,000)) in the nine-month periods ended September 30, 2002 and 2003, respectively.

         During the nine-month period ended September 30, 2003, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material. The Company's long-term loans bear interest rates varying from 3.66% to 8% per annum. The total balance outstanding as of September 30, 2003 on such loans was HK$16,631,000 (US$2,132,000). The last repayment on the loans is due in 2007. The Company had total banking facilities available from financial institutions amounting to approximately HK$43,584,000 (US$5,588,000). These facilities were secured by certain leasehold property in Hong Kong owned by the Company's subsidiary (Ever Growth Limited) and a related company, a fixed charge over a subsidiary's machinery and equipment and a floating charge over its other assets (Physical Health Centre (Macau) Limited), fixed deposits and securities owned by the Company's subsidiaries (Physical Health Centre Hong Kong Limited and Physical Health Centre (E House) Limited), and personal guarantees from Mr. Luk, respectively.

         During the nine-month period ended September 30, 2003, the Company purchased marketable securities of HK$1,750,000 (US$224,000). The Company have no other material purchases of investments during the period under review.

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

         The Company's trade receivable balance at September 30, 2003, was HK$7,140,000 (US$915,000). These trade receivables are mainly amounts due from major credible banks and the history of credit loss from these banks are none.

         Capital expenditure for Fiscal Year 2002, and the nine-month period ended September 30, 2003, were HK$126,364,000 (US$16,199,000) and HK$14,647,000
(US$1,878,000) respectively.

And as mentioned in note 2 to the financial statements, the Company has a negative working capital of HK$153,642,000 (US$19,698,000) and HK$170,556,000
(US$21,867,000) as of December 31, 2002 and September 30, 2003. Besides, it has net loss before cumulative effect of a change in accounting principle of HK$37,913,000 (US$4,861,000) and HK$17,730,000 (US$2,273,000) respectively for the nine-month periods ended September 30, 2003 and 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. In order to maintain it as a going concern, the management is now seeking to procure additional funding from various sources. In particular, the Company has introduced certain plans to the potential investors. Each of these plans involve a sum of HK$500,000 (US$64,000) for individuals to invest in either the existing operations or the future development of the Company. If necessary, the management would delay the capital expansion plan which would have least impact on the Company's ongoing operation until the cash flow position of the Company is improved. In addition, The Principal Stockholder has also undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern. In this connection, the Company has worked out a funding schedule with the Principal Stockholder whereby he agrees to inject funds of not less than HK$500,000 (US$64,000) each time and realize his net worth assets to support the Company as and when required. Accordingly, the Company believes that cash flow generated from its operations, the tight cost and cash flow control measures and its existing and additional credit facilities to be sought should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES

Besides the accounting policies as described in note 3 to the financial statements for the year ended December 31, 2002, the management considers that the Group has not adopted any other critical accounting policies.


CONTINGENT LIABILITIES

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

As of September 30, 2003 and December 31, 2002, the Group is potentially liable to make good in aggregate an amount of HK$12,297 and HK$12,233 respectively, of which an amount of HK$6,326 has been provided for in both balance sheet dates as taxes other than income and as Other Receivables in the liabilities and assets respectively. No further provision has been made for the difference and any potential amount of penalty which might be imposed. In this respect, the directors are of the opinion that the probability that such potential liabilities will be crystallized would be remote.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The operations of the Company are located in Hong Kong and the PRC and most of the operating revenues are earned in these two areas. Therefore the Company is not exposed to risks relating to fluctuating currencies or exchange rates. Besides, the Company has not purchased options or entered into swaps or forward or futures contracts. The primary market risk exposure is that of interest rate risk on borrowings that the Company may have under some future credit facility.

ITEM 4 - CONTROLS AND PROCEDURES

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

                                    PHYSICAL SPA & FITNESS INC.
                                    (Registrant)

Date: November 19, 2003               /s/ Ngai Keung Luk
                                    ------------------------------------
                                    Ngai Keung Luk,
                                    Chairman and Chief Executive Officer

Date: November 19, 2003               /s/ Robert Chui
                                    ------------------------------------
                                    Robert Chui,
                                    Chief Financial Officer

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

11/19/03                                   /s/ Ngai Keung Luk
---------------                            -------------------------------------
Date                                       Chairman and Chief Executive Officer

11/19/03                                   /s/ Robert Chui
---------------                            -------------------------------------
Date                                       Chief Financial Officer