Form 10-K
period 2003-12-31
PHYSICAL SPA & FITNESS INC
filed 2004-04-14
CIK 1048055

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2003

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

                       40/F., RBS Tower, Times Square,
                       No. 1 Matheson Street, Causeway Bay
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

         Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State issuer's revenues for its most recent fiscal year: $56,348,000

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2003 was $400,000 based upon the average of the last available bid and asked price of the Common Stock of $0.20 as of December, 2003.

         The number of shares outstanding of the registrant's classes of common stock as of December 31, 2003: Common Stock, $.001 Par Value, 10,000,000 shares

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

ITEM 1.  BUSINESS

BACKGROUND OF THE COMPANY

         Physical Spa & Fitness Inc. (the "Company"), through its subsidiaries, operates fitness and spa centers in Hong Kong and the People's Republic of China ("China" or the "PRC"). The Company currently operates seventeen facilities: thirteen in Hong Kong and four in China (including one in Macau) under the name "PHYSICAL", with the exception of Renaissance Beauty Centre (see "Company Organization"). All of the Company's operations, including the operating of the fitness and spa centers, property holding, investment holding and other corporate activities are conducted through the Company's wholly-owned or majority-owned subsidiaries or joint ventures (see "Business of the Company Organization"). The fitness and spa centers in Hong Kong are operated by the Company's subsidiaries. Physical Health Centre Hong Kong Limited, a Hong Kong corporation and a majority (91.4%) owned subsidiary of the Company, operates the following centers in Hong Kong: Causeway Bay, Tsimshatsui, Shatin (to be consolidated with the Citylink, Shatin Center in April, 2004), Mei Foo (two centers) and Kowloon City. Another seven wholly owned subsidiaries of the Company, Physical Health Centre (Tsuen Wan) Limited, Physical Health Center
(TST) Limited, Physical Health Centre (Tuen Mun) Limited, Physical Health Centre (E House) Limited, Physical Beauty Centre (Central) Limited, Physical Health Centre (Kornhill) Limited, and Physical Health Centre (Shatin) Limited respectively operates the Tsuen Wan Center (opened in July, 1998), the Sheraton Hotel Center (opened in July, 1999), the Tuen Mun Center (opened in July, 2000), the Elizabeth House Center (opened in April, 2001), the Wing On Centre (opened in April, 2002), the Kornhill Center (opened in June, 2002), and the Citylink, Shatin Center (opened in November, 2003). All of these companies are Hong Kong corporations. Renaissance Beauty Centre is operated by Supreme Resources Limited, a Hong Kong corporation, which is a wholly-owned subsidiary of the Company.

         The Company's facilities in China are operated by two joint ventures:
Shanghai Physical Fitness & Beauty Centre Co, Ltd. ("Shanghai Joint Venture"), which operates two centers in the city of Shanghai, and Dalian Physical Ladies' Club Co., Ltd. ("Dalian Joint Venture"), which operates fitness and spa facility in the city of Dalian. The Company, through its subsidiaries, holds a 99% interest in the Shanghai Joint Venture and a 90% interest in the Dalian Joint Venture. The minority interests in the two joint ventures are held by the joint ventures' Chinese partners. China regulations of the fitness and spa facilities encourage joint ventures with a foreign company and provide less restrictive regulations of such form of business entities. See "Government Regulation - China".

         The Company's facility in Macau is operated by a wholly-owned subsidiary of the Company, Su Sec Pou Physical Health Centre (Macau) Limited, which is a Macau corporation.

         The Company provides its customers, at each location, with access to a wide range of U.S.-styled fitness and spa services. The Company offers to its customers the fitness cards for the use of its fitness facilities, which include extensive aerobics programs, personalized training, cardiovascular conditioning and strength training. The facilities are equipped with the latest Western exercise equipment, including Life Fitness, Cybex, Flex and Precor. Spa and beauty treatment services are provided to both customers and visitors, and include skin care and facial treatments, massage, spa relaxation programs and weight-management programs. The Company also sells at the facilities health food and European beauty products. Based on the number of the Company's customers, management believes that the Company is among the top providers of fitness, exercise, and spa/beauty treatment services in Hong Kong and China, with approximately 100,000 customers.

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

         Since December 20, 2001, the Company has changed its executive and administrative office in Hong Kong at:

40/F., RBS Tower (formerly known as NatWest Tower), Times Square,
No. 1 Matheson Street, Causeway Bay, HONG KONG
The telephone number of the Company in Hong Kong is (852) 2917-0000.

         Unless the context requires otherwise, as used herein, any reference to the Company includes the Company's subsidiaries - Physical Beauty & Fitness Holdings Limited, Physical Health Centre Hong Kong Ltd., Regent Town Holdings Ltd., Supreme Resources Ltd., Physical Health Centre (Tuen Mun) Ltd., Zhongshan Physical Ladies' Club, Ltd., Ever Growth Ltd., Proline Holdings Ltd., Physical Health Centre (Shanghai) Limited, Shanghai Physical Fitness & Beauty Centre Co, Ltd., Jade Regal Holdings Ltd., Physical Health Centre( Dalian) Ltd., Dalian Physical Ladies' Club Co. Ltd., Star Perfection Holdings Ltd., Physical Health Centre (Shenzhen) Ltd., Shenzhen Physical Ladies' Club Company Ltd., Physical Health Centre (Tsuen Wan) Limited, Physical Health Centre (Macau) Limited, Su Sec Pou Physical Health Centre (Macau) Limited, Physical Health Centre (TST) Limited, Physical Health Centre (E House) Limited, Physical Beauty Centre (Central) Limited, Physical Health Centre (Shatin) Limited, Physical Health Centre (Kornhill) Limited, and Physical Health Centre (Central) Limited.

See also "Business - Organization".

THE COMPANY'S BUSINESS

General
-------

         The Company's fitness and spa centers are located in or near urban areas in highly populated areas of Hong Kong and major metropolitan cities in China and most of them are operated under long-term leases. With the exception of Mei Foo fitness center, a portion of which is owned by the Company (see "Business - Properties"), the Company does not own the real property on which the centers are located, but owns the leasehold improvements and equipment with respect to each center. Generally, the Company's centers average 30,000 square feet and include a workout area including a broad range of fitness equipment, changing room, shower room, sauna and steam facilities and a separate area devoted exclusively to professional spa and beauty treatment programs. Each center typically includes a laser TV room, health drink bar and sells a range of European beauty products and health food.

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

                                                                                  EQUITY INTEREST
                                   DATE OF ACQUISITION /    PLACE OF                OWNED BY THE        PRINCIPAL
        NAME OF COMPANY            FORMATION                INCORPORATION             COMPANY           ACTIVITIES
        ---------------            ---------                -------------             -------           ----------
                                                                                 Direct     Indirect
                                                                                 ------     --------
        Physical Beauty and        March 8, 1996                  BVI             100%          -       Investment
          Fitness Holdings                                                                              holding
          Limited ("Physical
          Limited")

        Ever Growth Limited        September 29, 1994             HK                -         100%      Property
          ("Ever Growth")                                                                               holding

        Physical Health Centre     December 1, 1998               HK                -         100%      Operate a
          (E House) Limited                                                                             fitness
                                                                                                        center
                                                                                                        in
                                                                                                        Hong Kong

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

        Physical Beauty Centre     September 14, 2001             HK                -         100%      Operating
          (Central) Limited**                                                                           a beauty
                                                                                                        center in
                                                                                                        Hong Kong

        Physical Health Centre     March 15, 1996                 HK                -         100%      Investment
          (Dalian) Limited                                                                              holding
          ("Dailan Physical")

     Physical Health Centre        December 31, 2001              HK                -         100%      Operating a
          (Kornhill) Limited**                                                                            fitness and
                                                                                                          beauty center
                                                                                                          in Hong Kong

     Physical Health Centre        March 21, 1997                 HK                -         100%      Investment
          (Macau) Limited                                                                                 holding

     Physical Health Centre        May 30, 2001                   HK                -         100%      Operating a
          (Shatin) Limited**                                                                              fitness and
                                                                                                          beauty center
                                                                                                          in Hong Kong

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





                                                                                  EQUITY INTEREST
                                   DATE OF ACQUISITION /    PLACE OF                OWNED BY THE        PRINCIPAL
        NAME OF COMPANY            FORMATION                INCORPORATION             COMPANY           ACTIVITIES
        ---------------            ---------                -------------             -------           ----------
                                                                                 Direct     Indirect
                                                                                 ------     --------

      Proline Holdings Limited     September 28, 1994             BVI               -         100%      Investment
          ("Proline")                                                                                     holding

      Regent Town Holdings         September 20, 1993             BVI               -         100%      Investment
          Limited ("Regent")                                                                              holding

      Physical Health Centre       September 28, 1994             HK                -         100%      Investment
          (Shanghai) Limited                                                                              holding
          ("Shanghai Physical")

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
   |           |          |          |          |          |           |                |            |          |          |
   |100%       |100%      |100%      |100%*     |100%      |100%       |100%*    100%---|---95%      |100%      |100%      |100%
Renaissance  Causeway   Proline    Physical     |        Tsuen Wan    Physical  Tuen Mun| Zhongshan   Tsim-     Property  Su Sec Pou
  Beauty      Bay       Holdings    Health      |      Health Centre   Health           |   Joint     shatsui   in        Physical
  Center     -E House   Limited     Centre      |                      Centre           |  Venture   -Sheraton  Mei Foo     Health
                          (Dalian)     |                    (Shenzhen)                                             Centre
                                    Limited     |                     Limited                                              (Macau),
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

*50% held by one nominee shareholder. Since the Companies Ordinance of Hong Kong required a minimum of 2 shareholders for each limited company prior to February 13, 2004, Mr. Luk holds the remaining shares on behalf of Physical Beauty & Fitness Holdings Ltd.

** Physical Beauty Centre (Central) Limited, Physical Health Centre (Kornhill) Limited, Physical Health Centre (Shatin) Limited, and Physical Health Centre (Central) Limited are not shown in the above chart.

OWNERSHIP STRUCTURES IN CHINA

      The organizational structure of the Company's operations in China is set forth below.

                                             INTEREST    TERM        REGISTERED
                                 TYPE OF     OWNED BY   OF THE       CAPITAL
  NAME OF THE                     JOINT        THE       JOINT       (AMOUNT IN
 JOINT VENTURE     LOCATION      VENTURE     COMPANY    VENTURE      THOUSAND)           PROFIT SHARING
ARRANGEMENT
----------------- ------------  ----------  ----------  --------  ----------------  ------------------------------------
Shanghai          Lu Wan       Co-operative  99%        15        US$2,000        Pro-rata to equity interests
Physical          and Xu Hui,                           years
Fitness           Shanghai
& Beauty
Centre
Co, Ltd.
("Shanghai
Joint Venture")

Dalian Physical   Dalian        Equity         90%      12        Rmb1,000 in      Pro-rata to equity interests
Ladies' Club                                            years     cash and
Co., Ltd.                                                         Rmb9,000
("Dalian Joint                                                    in form of
Venture")                                                         fixed assets
                                                                  and renovation
                                                                  materials

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

See also Notes to the Financial Statements

         SHANGHAI JOINT VENTURE. The Shanghai Joint Venture is a Sino-foreign cooperative joint venture established on September 7, 1993 in Shanghai, China. The Chinese joint venture partner is a state-owned enterprise in the PRC, Shanghai Ti Yu Guan (SHTYG). Physical Health Centre (Shanghai) Limited, a Hong Kong corporation ("Shanghai Physical") authorized Physical Health Centre Hong Kong Limited, a Hong Kong corporation, to enter into a joint venture contract with SHTYG. The joint venture period is 10 years from the date of issue of the business license on September 7, 1993 and further extended by 5 years in 2002. By an amendment of the joint venture contract on June 1, 2002, the equity interest of Shanghai Physical changed from 100% to 99%. The remaining 1% of the equity interest was transferred from Shanghai Physical to SHTYG. On December 12, 2003, Shanghai Physical signed an agreement with SHTYG to acquire 1% of the registered capital held by them at a consideration of US$20,000. The transfer was approved by the PRC government on January 15, 2004 and since then, the Shanghai JV has changed its status into a foreign-invested enterprise which is wholly owned by Physical Shanghai.

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

         In order to cater to the market demand in the New Territories area of Hong Kong, Hong Kong Limited opened its fourth fitness and spa center in New Town Tower, Shatin, in September 1992. The Shatin Center is located in a commercial complex in the heart of the densely populated residential and popular entertainment areas in the New Territories. It occupies a floor space of approximately 15,000 square feet. In October 1998, it was relocated to a brand new shopping mall nearby, Grand Central Plaza. At the expiration of its tenancy in April, 2004, the Shatin Center was further relocated to the Citylink Plaza in the same district with an expanded area of 66,000 square feet.

         In March 1993, Hong Kong Limited opened a beauty/spa center of approximately 3,000 square feet in Kowloon City to provide facilities to customers residing in the south-eastern area of Kowloon.

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

         From Mid-1998 to June, 2002, the Company opened six additional centers in Hong Kong through its wholly owned subsidiaries, Physical Health Centre (Tsuen Wan) Limited, Physical Health Centre (TST) Limited, Physical Health Centre (Tuen Mun) Limited, Physical Health Centre (E House) Limited, Physical Beauty Centre (Central) Limited, and Physical Health Centre (Kornhill) Limited respectively. These collectively make up a total of thirteen centers (where the fitness facility and spa facility in Mei Foo are counted as two centers) in Hong Kong.

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

         The planned expansion into China includes opening facilities in most major cities and economically developing urban areas throughout the country by way of direct investment or franchise, subject to then current market and other conditions. According to the State Statistic Bureau of China, the population of China is 1.2 billion and there are currently thirty cities with populations in excess of 1 million. The population of China is becoming increasingly urbanized, and the tastes of the urban population is becoming increasingly sophisticated. (Source: Hong Kong Trade Development Council).

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

         The centers also conduct daily dance classes which run for approximately 45 minutes and are on a first-come, first-served basis. The Company believes that the number of dance classes conducted by the Centers per day is among the highest in Hong Kong. The variety of dance classes is regularly updated in order to appeal to the interests of customers. Since 1995, the Company has recruited fully qualified and experienced aerobic instructors from Australia.

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

         The Company employs professional spa personnel who hold recognized qualifications and adequate experience. Each center retains a specific manager for spa treatments that supervises the spa personnel and other staff members of the center. Each spa employee serves only one patron during the entire session of spa treatment. The Company places great emphasis on providing continuous training programs for its spa personnel so as to keep them informed of the latest international developments in spa treatments, applications, technology and equipment.

RETAIL

         The Company sells a range of fitness related products such as sun-tanning lotion and health food at selected fitness centers, and European skin care products at all of its beauty centers to facilitate the needs of their customers.

SERVICES

         The Company currently offers prospective customers a fitness plan. Fees for services at each facility depend on the location and demand for such services at that facility. Marketing of the Company's services is targeted towards the middle income population in the 18 to 45 years old range.

         Under the plans, new customers are charged a registration fee upon admission and a monthly fee each month to maintain their privileges. The initial registration fees are non-refundable and range from approximately HK$200
(US$26) to HK$2,000 (US$256), depending on the diversity of facilities and services available at the enrolling center, the local competitive environment, as well as the effects of seasonal price strategies. The Hong Kong centers from times to times are launching promotion at a special fee of HK$600 (US$77). Each customer will also be charged a monthly due of HK$299 (US$38) for the usage of the fitness centers. In order to fully utilize the facilities, the Company grants a special offer of admission fees at HK$200 (US$26) to off-peak customers. Customers are also provided on a monthly basis 10 aerobic coupons on complementary basis at Hong Kong locations. Any customer who attends additional classes has to purchase coupons at HK$15 (US$2) each. China locations include aerobics classes with monthly dues.

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

         A key component of the Company's marketing strategy is to cluster numerous fitness centers in major media markets in order to increase the efficiency and cost effectiveness of its marketing and advertising programs. Advertising consists of (i) television and (ii) newspapers, magazines, leaflets, light box, and other promotional activities, which were accounted for approximately 10%, and 90%, respectively, of the Company's total advertising expenses in 2003.

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

         Since 2003, the Company has begun marketing, on a retail basis health food products to its customers. These products are intended to add value to the services and increase the Company's revenues. The Company's marketing focus also includes corporate customers and clients from the reputable banks in Hong Kong. In addition to its advertising, personal sales presentations and targeted marketing efforts, the Company is increasingly utilizing in-door marketing programs. Open days are organized to introduce the centers to prospective customers and referral incentive programs involve current customers in the process of new customer enrollments that effectively help foster customer loyalty.

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

Upscale Market
--------------

         The Hong Kong upscale market consists of exclusive private clubs which usually provide both fitness services and spa treatments at very high prices. These private clubs are typically oriented towards women and offer a great deal of variety to their customers. Annual membership fees average approximately HK$9,800 (US$1,300) and beauty treatments are charged separately upon usage. These facilities use expensive, name-brand equipment, luxurious decoration, large areas of space averaging 30,000 sq ft, and offer a wide range of services to attract customers. The primary club in this category is Phillip Wain with three locations. There are certain upscale market establishments which provide fitness services only, most are for both male and female, and are concentrated in one area of Hong Kong. The joining fees range from HK$2,000 (US$260) to HK$4,000 (US$510) with monthly membership fees ranging from HK$345 (US$44) to HK$699 (US$90). These establishments range in size from 10,000 sq ft to 30,000 sq ft. Examples are California Fitness with six outlets, and Fitness First Health Clubs with four outlets. The Company's fitness/spa facilities compete directly primarily with the middle markets (see below).

Middle Market
-------------

         There are very few establishments in this class which provide both fitness services and spa/ beauty treatments in a single facility. The closest competitor in the same category is Modern Beauty Salon with fourteen locations of average size of approximately 20,000 sq. ft. A monthly subscription of HK$150 (US$19) is required to become a member of the above center for a continuous period of one year. The operators of "spa/beauty services only" which are in direct competition with the Company's beauty centers include Caesar Beauty Centre, with three locations, Sau San Tong Healthy Trim Institute, with four locations, Angel Face Beauty Creations (International) Ltd., with fifteen locations, Marie France Bodyline, with eight locations, Oasis Spa, with two locations, and Royal Bodyperfect, with five locations. The management believes that, these facilities do not offer as high a level of fitness equipment and instruction as the Company does and that the Company offers a more comprehensive level of spa treatments than these facilities. The Company targets primarily the middle market.

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

Middle Market
-------------

         There are several middle market fitness centers in some of the larger cities in China. Many newly built housing complexes (upscale apartment buildings and "western" style housing villages) have recreation centers. They typically include swimming pools, tennis courts and gyms. In the management's opinion, such facilities are luxurious by Chinese standards, but gyms are commonly unstaffed or only have a receptionist. More and more such centers are providing exercise classes as well, but lack of qualified instructors, in the management's opinion, inhibits growth in this area. Such clubs also opened in Dalian, however, in the management's opinion, seldom of them matches the Company in size, nor in the range of exercise equipment available, and classes offered and the Company does not see them as the same level competitors. The closest competitors in this market include Fitness First Health Club in Shanghai, and Qiulin Fitness and Shaping in Dalian.

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

Employees

         The Company has approximately 1,500 employees, including approximately 30 commission based sales executives. Approximately 770 employees are involved in fitness operations, including sales personnel, instructors, and supervisory personnel. Approximately 550 employees are involved in beauty and spa operations. Approximately 150 are administrative support personnel, including accounting, marketing, training and other services.

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

         Statutes and regulations affecting the fitness, spa and beauty industries have been enacted or proposed in all of the areas in which the Company conducts business. Typically, these statutes and regulations prescribe certain forms and regulate the terms and provisions of sales and purchase contracts, allowing the customer the right to cancel the contract within, in most cases, 14 business days after signing. In addition, the Company is subject to several other types of regulations governing the collection of debts. These laws and regulations are subject to varying interpretations by local consumer protection agencies and the courts. The Company maintains internal review procedures in order to comply with these requirements and it believes that its activities are in substantial compliance with all applicable statutes, rules and decisions.

         Certain regulations allow customers of fitness centers to cancel any un-used services. In each instance, the canceling customer is entitled to a refund of prepaid amounts only. Furthermore, where permitted by law, a cancellation fee is due to the Company upon cancellation and the Company may offset such amount against any refund owed. The Company's customer agreements provide that a customer's one-time registration fee is non-refundable in case of cancellation.

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

         Aggregate rental expense was approximately HK$70.4 million (US$9 million), HK$103.6 million (US$13 million) and HK$119.7 million (US$15 million) for the year ended December 31, 2001, 2002 and 2003, respectively.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the Company's fiscal year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been listed on the Bulletin Board of the NASD's over-the-counter market under the symbol PFIT, since December 1996, but has been traded only sporadically. As of March 31, 2004, the 52-week trading range was between $0.20 to $0.45 per share. The last reported sale was in April, 2004 at $0.45 per share. The reported sporadic sales in the fiscal year 2003, are set forth below*.

        Date         Open        High         Low         Close
       Jan-03        0.16        0.25         0.16        0.25
       Feb-03        0.25        0.51         0.20        0.20

---------------------
* Historical quotes provided by Commodity Systems, Inc.

         As of December 31, 2003, there were approximately 619 record holders of the Company's Common Stock. The Company effected a 1.333333-for-1 reverse split of its Common Stock in October 1997 and a 1-for-1.333333 forward stock split in June 1998.

DIVIDEND POLICY
---------------

         The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes to Consolidated Financial Statements and Report of Independent Public Accountants, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. The following table summarizes certain selected financial data of the Company for the fiscal years ended December 31, 1999 through December 31, 2003. The data has been derived from Consolidated Financial Statements (audited) included in Item 8 of this Report.

(In thousands, except share and per share data)

                                                                      YEAR ENDED DECEMBER 31
                                             ---------------------------------------------------------------------
                                                  1999        2000        2001        2002        2003        2003
                                                   HK$         HK$         HK$         HK$         HK$         US$
                                             ---------   ---------   ---------   ---------   ---------   ---------
Consolidated Statements of Operations Data

OPERATING REVENUES                             253,172     303,312     392,097     413,744     439,511      56,348
                                              ---------   ---------   ---------   ---------   ---------   ---------
OPERATING EXPENSES
Salaries and commissions                       (70,729)    (88,999)   (113,239)   (139,740)   (156,181)    (20,023)
Rent and related expenses                      (63,931)    (74,685)    (95,413)   (132,929)   (155,844)    (19,980)
Depreciation                                   (33,187)    (41,335)    (51,494)    (63,412)    (62,618)     (8,028)
Other selling and administrative expenses      (57,520)    (80,634)   (108,298)    (95,844)   (103,629)    (13,286)
                                              ---------   ---------   ---------   ---------   ---------   ---------
Total operating expenses                      (225,367)   (285,653)   (368,444)   (431,925)   (478,272)    (61,317)
                                              ---------   ---------   ---------   ---------   ---------   ---------

INCOME (LOSS) FROM OPERATIONS                   27,805      17,659      23,653     (18,181)    (38,761)     (4,969)
                                              ---------   ---------   ---------   ---------   ---------   ---------
NON-OPERATING INCOME (EXPENSES)
Other income, net                                  452         853         778         418         553          70
Interest expenses                               (4,245)     (3,379)     (3,638)     (5,645)     (7,329)       (940)
Goodwill write-off                                  --      (1,113)         --          --          --          --
                                              ---------   ---------   ---------   ---------   ---------   ---------
Total non-operating expenses                    (3,793)     (3,639)     (2,860)     (5,227)     (6,776)       (870)
                                              ---------   ---------   ---------   ---------   ---------   ---------
INCOME (LOSS) BEFORE INCOME TAXES AND
   MINORITY INTERESTS AND THE CUMULATIVE
   EFFECT OF A CHANGE IN ACCOUNTING
   PRINCIPLE                                    24,012      14,020      20,793     (23,408)    (45,537)     (5,839)

(Provision) Credit for income taxes             (4,933)     (3,312)     (6,785)       (834)        359          47
                                              ---------   ---------   ---------   ---------   ---------   ---------
INCOME (LOSS) BEFORE MINORITY INTERESTS
   AND THE CUMULATIVE EFFECT OF A CHANGE
   IN ACCOUNTING PRINCIPLE                      19,079      10,708      14,008     (24,242)    (45,178)     (5,792)

Minority interests                                (577)     (1,010)      (761)         147         210          27
                                              ---------   ---------   ---------   ---------   ---------   ---------
NET INCOME (LOSS) BOFORE CUMULATIVE EFFECT
OF A CHANGE IN ACCOUNTING PRINCIPLE             18,502       9,698      13,247     (24,095)    (44,968)     (5,765)

Cumulative effect on prior year of deferral
of sales rebates, net of income taxes
and minority interests                              --          --          --       3,857         --          --
                                              ---------   ---------   ---------   ---------   ---------   ---------

NET INCOME (LOSS)                               18,502      9,698      13,247      (20,238)    (44,968)     (5,765)
                                              =========   =========   =========   =========   =========   =========

Net income per share                              1.85       0.97        1.32        (2.02)      (4.50)      (0.58)
                                              =========   =========   =========   =========   =========   =========

Number of shares of stock outstanding
   (in thousands)                               10,000      10,000      10,000      10,000      10,000      10,000
                                              =========   =========   =========   =========   =========   =========

Balance Sheet Data

Current assets                                  41,206      31,135      51,841      55,597      64,225       8,235
Total assets                                   186,131     212,931     263,126     324,890     314,886      40,370
Current liabilities                             67,809      88,677     122,856     209,239     250,694      32,140
Long-term obligations other than finance
 leases                                         16,319      15,789      15,243      22,252      11,772       1,509
Working capital                                (26,603)    (57,542)    (71,015)   (153,642)   (186,469)    (23,905)
Obligations under finance leases-non current    12,114       8,191       9,342       5,032         716          92
Deferred taxation                                5,661       6,312       7,434       4,593       2,746         352
Minority interests                               5,721       6,544       7,305       7,285       7,230         927
Shareholders' equity                            78,507      88,260     101,506      81,256      36,289       4,653

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

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

         The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

                                                    Years Ended December 31,
                                                   --------------------------
                                                   2001       2002       2003
                                                   ----       ----       ----

Operating Revenues                                100.00%    100.00%    100.00%

Total operating expenses                           93.97%    104.39%    108.82%

Operating income (loss)                             6.03%    (4.39%)     (8.82%)

Income (Loss) before income taxes and
minority interests                                  5.30%    (5.66%)    (10.36%)

Provision for income and deferred taxes             1.73%      0.20%     (0.08%)

Minority interests                                  0.19%    (0.04%)     (0.05%)

Net income (loss)                                   3.38%    (4.89%)    (10.23%)
                                                  ========   ========   ========

FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO FISCAL YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------
2002
----

         OPERATING REVENUES. The Company's operating revenues increased 6% to HK$439,511,000 (US$56,348,000) in the fiscal year ended December 31, 2003 as compared to HK$413,744,000 (US$53,044,000) of last year.

         Operating revenues derived by the Company's fitness services decreased 7% to HK$258,015,000 (US$33,079,000) compared to HK$278,212,000 (US$35,668,000)
of last year. Fitness revenues as a percentage of total revenues were 59% in 2003 as compared to 67% in 2002.

         Operating revenues for the Company's beauty treatments in 2003 totaled HK$181,093,000 (US$23,217,000) compared to HK$135,532,000 (US$17,376,000) in
2002, representing an increase of 34%. Beauty revenues as a percentage of total revenues increased from 33% to 41% in 2003 as compared to 2002.

         Operating revenues derived from the Company's Hong Kong locations remain an important contributor to the Company's business, generating HK$385,966,000 (US$49,483,000), or 88% of total operating revenues in the fiscal year ended December 31, 2003 as compared to HK$374,102,000 (US$47,962,000) or 90% of total operating revenues in the fiscal year ended December 31, 2002.

         Operating revenues derived from the Company's China locations generated HK$53,545,000 (US$6,865,000), or 12% of total operating revenues in the fiscal year ended December 31, 2003 as compared to HK$39,642,000 (US$5,082,000) or 10% of total operating revenues in the fiscal year ended December 31, 2002.

         OPERATING EXPENSES. The Company's operating expenses for the fiscal year ended December 31, 2003 totaled HK$478,272,000 (US$61,317,000) compared to HK$431,925,000 (US$55,375,000) in the fiscal year ended December 31, 2002, representing an increase of 11%. Total operating expenses, after taking into account all corporate expenses, were 109% of total operating revenue as compared to 104% of last year. This reflects the additional costs incurred by the Company in following its business expansion plan.

         Operating expenses associated with the Company's Hong Kong locations were HK$416,732,000 (US$53,427,000) in the fiscal year ended December 31, 2003, representing an increase of HK$40,865,000 (US$5,239,000) or 11% as compared to HK$375,867,000 (US$48,188,000) in 2002. The increase was mainly due to additional expenses incurred by the Wing On, Central Center (opened in April, 2002), the new unisex fitness center in Tsuen Wan (opened in April, 2002), and Kornhill Center (opened in June, 2002), all of which have not yet commenced full operation in 2002. Moreover, additional expenses were also incurred by the Citylink, Shatin Center which commenced its fitness operation in November, 2003. Hong Kong operating expenses represented 87% of total operating expenses in 2003, same as last year.

         Operating expenses associated with the Company's China locations were HK$61,540,000 (US$7,890,000) in the fiscal year ended December 31, 2003, representing an increase of 10% as compared to HK$56,058,000 (US$7,187,000) in 2002 primarily due to additional expenses incurred by the enhanced facilities in Shanghai. Operating expenses in China represented 13% of total operating expenses in the fiscal years ended December 31, 2003 and 2002.

         TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the fiscal year ended December 31, 2003 totaled HK$6,776,000 (US$870,000) compared to HK$5,227,000 (US$670,000) in the fiscal year ended December 31, 2002, representing an increase of 30% mainly due to higher interest expenses.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the fiscal year ended December 31, 2003 totaled HK$(359,000) (US$(47,000)) compared to HK$834,000 (US$107,000) in 2002, representing a decrease of 143%. The decrease is mainly due to losses incurred in the year.

         NET LOSS. The Company suffered a net loss of HK$44,968,000 (US$5,765,000) for the fiscal year ended December 31, 2003, compared to a net loss of HK$20,238,000 (US$2,595,000) for the fiscal year ended December 31, 2002, representing an increase of 122%. The loss substantially reflects the adverse impact of an outbreak of the Severe Acute Respiratory Syndrome (SARS) during the year.

         In Mid-March, 2003, SARS occurred in areas such as Vietnam, Toronto, Southern China, Hong Kong, and Singapore. Consumers avoided from contacting the SARS virus by staying at home that led to weak demand in the Company's fitness and beauty service. The revenues and results of the Company, like most retailers, were badly hit by the disease. In view of the uncertainty in the economic situation, the Company has postponed the renovation work of the Citylink, Shatin center thus incurring additional opportunity costs.

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

         Cash and cash equivalent balances for the fiscal years ended December 31, 2003 and December 31, 2002 were HK$1,806,000 (US$231,000) and HK$1,336,000
(US$171,000) respectively.

         Net cash provided by operating activities were HK$58,288,000 (US$7,472,000), HK$105,334,000 (US$13,503,000), and HK$92,074,000
(US$11,804,000) for fiscal years 2003, 2002, and 2001 respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$42,731,000 (US$5,478,000), HK$120,362,000 (US$15,430,000), and HK$70,881,000 (US$9,087,000)
for fiscal years 2003, 2002, and 2001 respectively, primarily as a result of expenditures for property, plant and equipment. Net cash provided (used) in financing activities, which mainly include bank loan repayments, net of proceeds from new bank loans, were HK$(15,088,000) (US$(1,934,000)), HK$11,589,000
(US$1,486,000), and HK$(18,164,000) (US$(2,328,000)) for fiscal years 2003,
2002, and 2001 respectively.

         During the fiscal year ended December 31, 2003, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material. The Company's long-term loans bear interest rates varying from 3.66% to 8% per annum. The total balance outstanding as of December 31, 2003 on such loans was HK$11,772,000 (US$1,509,000). The last repayment on the loans is due in 2007. The Company had total banking facilities available from financial institutions amounting to approximately HK$42,976,000 (US$5,510,000). These facilities were secured by certain leasehold property in Hong Kong owned by the Company's subsidiary (Ever Growth Limited) and a related company, a fixed charge over a subsidiary's machinery and equipment and a floating charge over its other assets (Physical Health Centre (Macau) Limited), fixed deposits and securities owned by the Company's subsidiaries (Physical Health Centre Hong Kong Limited and Physical Health Centre (E House) Limited, Physical Health center (TST) Limited) and personal guarantees from Mr. Luk, respectively.

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

         The Company's trade receivable balance at December 31, 2003, was HK$8,938,000 (US$1,146,000) which is mainly due by banks for the installment program. The program allows the holders of credit cards issued by certain banks to purchase the Company's fitness and beauty services with the said cards and then enjoy the 12-month interest-free payment by installment arrangements with the banks. The Company offers credit terms varying from 7 days to 14 days to the banks for settlement of the full purchase amounts. The Company has never experienced any significant problems with collection of accounts receivable from its customers. No provision for doubtful receivables is therefore made for the year under review.

         Capital expenditures for fiscal years 2003, 2002 and 2001 were HK$46,159,000 (US$5,918,000), HK$126,364,000 (US$16,199,000) and HK$65,931,000
(US$8,453,000), respectively.

         And as mentioned in note 3 to the financial statements, the Company has a negative working capital of HK$186,469,000 (US$23,906,000) and HK$153,642,000
(US$19,698,000) as of December 31, 2003 and 2002 respectively. Besides, it has a net loss of HK$44,968,000 (US$5,765,000) and HK$20,238,000 (US$2,595,000) for
the years ended December 31, 2003 and 2002 respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. In order to maintain it as a going concern, the management is seeking to procure additional funding from various sources. In addition, the Principal Stockholder has also undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern. In this connection, the Company has worked out a funding schedule with the Principal Stockholder whereby he agrees to inject funds of not less than HK$500,000 (US$64,000) each time and realize his net worth assets to support the Company as and when required. Accordingly, the Company believes that cash flow generated from its operations, the tight cost and cash flow control measures and its existing and additional credit facilities to be sought should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months.

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

Independent Auditors' Report of Moores Rowland                            F-2

Consolidated Statements of Operations for the years ended
December 31, 2001, 2002 and 2003                                          F-3

Consolidated Balance Sheets as of December 31, 2002 and 2003              F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2001, 2002 and 2003                                          F-6

Consolidated Statements of Stockholders' Equity for the years
ended December 31, 2001, 2002 and 2003                                    F-7

Notes to Financial Statements                                             F-8

                          INDEPENDENT AUDITORS' REPORT
                          AUDITED FINANCIAL STATEMENTS
                           PHYSICAL SPA & FITNESS INC.
                                DECEMBER 31, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of PHYSICAL SPA & FITNESS INC.

We have audited the accompanying consolidated balance sheets of Physical Spa & Fitness Inc. (a Delaware Corporation) and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Physical Spa & Fitness Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 (b) to the financial statements, the Company has suffered losses from operations during the year 2003 and has a negative working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 (b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 (s) to the financial statements, the Company changed its method of accounting for sales rebates in the year 2002.

/s/ MOORES ROWLAND MAZARS

MOORES ROWLAND MAZARS
CHARTERED ACCOUNTANTS
CERTIFIED PUBLIC ACCOUNTANTS
Hong Kong

Date: April 14, 2004


PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------------
(In thousands, except share and per share data)


                                                                             YEAR ENDED DECEMBER 31
                                                        -----------------------------------------------------------------
                                                                2003              2003            2002             2001
                                                 NOTE            US$               HK$             HK$              HK$

OPERATING REVENUES                                            56,348          439,511          413,744          392,097
                                                        --------------    --------------   -------------    -------------

OPERATING EXPENSES
Salaries and commissions                                     (20,023)        (156,181)        (139,740)        (113,239)
Rent and related expenses                                    (19,980)        (155,844)        (132,929)         (95,413)
Depreciation                                                  (8,028)         (62,618)         (63,412)         (51,494)
Other selling and administrative expenses                    (13,286)        (103,629)         (95,844)        (108,298)
                                                        --------------    --------------   -------------    -------------

Total operating expenses                                     (61,317)        (478,272)        (431,925)        (368,444)
                                                        --------------    --------------   -------------    -------------

(LOSS) INCOME FROM OPERATIONS                                 (4,969)         (38,761)         (18,181)          23,653
                                                        --------------    --------------   -------------    -------------

NON-OPERATING INCOME (EXPENSES)
Other income, net                                                 70              553              418              778
Interest expenses                                               (940)          (7,329)          (5,645)          (3,638)
                                                        --------------    --------------   -------------    -------------

Total non-operating expenses                                    (870)          (6,776)          (5,227)          (2,860)
                                                        --------------    --------------   -------------    -------------

(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY
   INTERESTS AND THE CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE                             (5,839)         (45,537)         (23,408)          20,793

Benefit (Provision) for income taxes               8              47              359             (834)          (6,785)
                                                        --------------    --------------   -------------    -------------

(LOSS) INCOME BEFORE MINORITY INTERESTS AND
   THE CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE                                       (5,792)         (45,178)         (24,242)          14,008

Minority interests                                                27              210              147             (761)
                                                        --------------    --------------   -------------    -------------

NET (LOSS) INCOME BEFORE CUMULATIVE EFFECT OF
   A CHANGE IN ACCOUNTING PRINCIPLE                           (5,765)         (44,968)         (24,095)          13,247

Cumulative effect on prior year of deferral of
   sales rebates, net of income taxes and
   minority interests                            3(s)              -                -            3,857                -
                                                        --------------    --------------   -------------    -------------

NET (LOSS) INCOME                                             (5,765)         (44,968)         (20,238)          13,247

Other comprehensive income (loss)
- Foreign currency translation adjustments                         -                1              (12)              (1)
                                                        --------------    --------------   -------------    -------------

COMPREHENSIVE (LOSS) INCOME                                   (5,765)         (44,967)         (20,250)          13,246
                                                        ==============    ==============   =============    =============

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------------
(In thousands, except share and per share data)

                                                                             YEAR ENDED DECEMBER 31
                                                        -----------------------------------------------------------------
                                                            2003              2003            2002              2001
                                                            US$                HK$             HK$              HK$
(Loss) Earnings per share of common stock
  before cumulative effect of change in
   accounting principle                                    (0.58)            (4.50)          (2.41)             1.32

Cumulative effect on prior year of deferral of
   sales rebates                                              -                 -             0.39               -
                                                        --------------    --------------   -------------    -------------

(Loss) Earnings per share of common stock - Basic          (0.58)            (4.50)          (2.02)             1.32
                                                        ==============    ==============   =============    =============

Number of shares of common stock outstanding (in
   thousands)                                              10,000            10,000          10,000            10,000
                                                        ==============    ==============   =============    =============

PROFORMA AMOUNTS ASSUMING THE CHANGE IN
   ACCOUNTING FOR REBATES IS APPLIED
   RETROACTIVELY
Net (loss) income                                          (5,765)          (44,968)        (20,238)           17,104
                                                        ==============    ==============   =============    =============

(Loss) Earnings per share of common stock
- Basic                                                    (0.58)            (4.50)          (2.02)             1.71
                                                        ==============    ==============   =============    =============

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------------
(In thousands, except share and per share data)

                                                                     NOTE                  AS OF DECEMBER 31
                                                                               ------------------------------------------
                                                                                      2003           2003           2002
ASSETS                                                                                 US$            HK$            HK$

CURRENT ASSETS
Cash and bank balances                                                                 231          1,806          1,336
Trade receivables                                                                    1,146          8,938          5,672
Other receivables                                                     8                863          6,728          6,326
Rental and utility deposits                                                          4,085         31,862         30,924
Prepayments to vendors and suppliers and other current assets                        1,069          8,336          5,112
Inventories                                                          3(d)              512          3,992          3,113
Income tax recoverable                                                                 329          2,563              -
Held-to-maturity securities, collateralised                                              -              -          3,114
                                                                               ------------     ----------     ----------

TOTAL CURRENT ASSETS                                                                 8,235         64,225         55,597
                                                                               ------------     ----------     ----------

Marketable securities, collateralised                                 4                422          3,290          1,540
Bank deposits, collateralised                                                        1,680         13,103         13,340
Due from a stockholder                                              12(c)            1,215          9,481         10,955
Prepayments for construction-in-progress                                                 -              -          1,690
Property, plant and equipment, net                                    5             28,818        224,787        241,768
                                                                               ------------     ----------     ----------

TOTAL ASSETS                                                                        40,370        314,886        324,890
                                                                               ============     ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Due to a related company                                            12(d)                -              -          3,515
Short-term bank loans                                                 6              1,855         14,473         12,634
Long-term bank loans - current portion                                7              1,317         10,274         18,255
Trade payables                                                                         645          5,031          7,740
Other payables                                                        9             11,194         87,314         65,506
Obligations under capital leases - current portion                    10               707          5,516          9,358
Deferred income - current portion                                                   14,519        113,241         76,828
Deferred liabilities - current portion                                               1,101          8,587          5,616
Income taxes payable                                                                    22            175          3,764
Taxes other than income                                                                780          6,083          6,023
                                                                               ------------     ----------     ----------

TOTAL CURRENT LIABILITIES                                                           32,140        250,694        209,239
                                                                               ------------     ----------     ----------

Deferred income - non-current portion                                                  846          6,599          6,315
Deferred liabilities - non-current portion                                           1,168          9,114          7,173
Long-term bank loans - non-current portion                            7                192          1,498          3,997
Obligations under capital leases - non-current portion                10                92            716          5,032
Deferred taxation                                                                      352          2,746          4,593
Minority interests                                                                     927          7,230          7,285

STOCKHOLDERS' EQUITY
Common stock, par value of US$0.001 each,
   100 million shares of stock authorized;
   10 million shares of stock issued and outstanding                                    10             78             78
Cumulative translation adjustments                                                      21            162            161
Retained earnings                                                                    4,622         36,049         81,017
                                                                               ------------     ----------     ----------

TOTAL STOCKHOLDERS' EQUITY                                                           4,653         36,289         81,256
                                                                               ------------     ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          40,370        314,886        324,890
                                                                               ============     ==========     ==========

APPROVED AND AUTHORIZED FOR ISSUE BY THE BOARD OF DIRECTORS ON

DIRECTOR                                                                           DIRECTOR

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------
(In thousands)

                                                                                    YEAR ENDED DECEMBER 31
                                                                      ----------------------------------------------------
                                                                           2003          2003         2002          2001
                                                                            US$           HK$          HK$           HK$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                        (5,765)      (44,968)     (20,238)       13,247

Adjustments to reconcile net (loss) income to net cash
provided
   by operating activities:
    Minority interests                                                      (27)         (210)         (20)          761
    Depreciation                                                          8,028        62,618       63,412        51,494
    Loss on disposal of property, plant and equipment                        19           148        1,493         2,853

Changes in working capital:
    Trade receivables                                                      (419)       (3,266)       1,570        (8,741)
    Deposits, prepayments and other current assets                         (514)       (4,007)      (4,923)       (9,549)
    Inventories                                                            (113)         (879)        (740)         (303)
    Due to a related company                                               (451)       (3,515)       3,510           920
    Trade and other payables                                              2,449        19,099       52,602        (2,974)
    Deferred income                                                       4,705        36,697        5,452        39,861
    Deferred liabilities                                                    630         4,912        3,206           520
    Income taxes payable/recoverable                                       (789)       (6,152)       2,801           206
    Taxes other than income                                                 (44)         (342)          50         2,657
    Deferred taxation                                                      (237)       (1,847)      (2,841)        1,122
                                                                      -----------   -----------  ------------  -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 7,472        58,288      105,334        92,074
                                                                      -----------   -----------  ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Prepayments for construction-in-progress                                217         1,690       10,280        (5,016)
    Acquisition of property, plant and equipment                         (5,918)      (46,159)    (126,364)      (65,931)
    Acquisition of marketable securities                                   (224)       (1,750)      (4,654)            -
    Proceeds from disposal of Held to maturity securities                   399         3,114            -             -
    Sales proceeds from disposal of property, plant and
      equipment                                                              48           374          376            66
                                                                      -----------   -----------  ------------  -----------

NET CASH USED IN INVESTING ACTIVITIES                                    (5,478)      (42,731)    (120,362)      (70,881)
                                                                      -----------   -----------  ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in bank deposits                                                30           237       (6,405)       (3,368)
    Due from a stockholder                                                  189         1,474          740        (9,587)
    (Settlement of) Proceeds from short-term bank loans                     236         1,839       10,865        (6,523)
    Proceeds from long-term bank loans                                      321         2,500       28,670        10,287
    Repayment of long-term bank loans                                    (1,664)      (12,980)     (21,661)      (10,833)
    Assumption of capital lease obligations                                 231         1,800        7,982         8,875
    Capital element of capital lease rental payments                     (1,277)       (9,958)      (8,602)       (7,015)
                                                                      -----------   -----------  ------------  -----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                      (1,934)      (15,088)      11,589       (18,164)
                                                                      -----------   -----------  ------------  -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       -             1          (12)           (1)
                                                                      -----------   -----------  ------------  -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         60           470       (3,451)        3,028

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              171         1,336        4,787         1,759
                                                                      -----------   -----------  ------------  -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                    231         1,806        1,336         4,787
                                                                      ===========   ===========  ============  ===========

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------
(In thousands, except share data)

                                                                                CUMULATIVE
                                                                RETAINED       TRANSLATION
                                      COMMON STOCK              EARNINGS       ADJUSTMENTS                TOTAL
                               ----------------------------  --------------  ---------------  --------------------------
                        NOTE        NUMBER            HK$            HK$               HK$           HK$            US$
Balance as of
   January 1, 2001              10,000,000             78         88,008               174        88,260         11,315

Net income                               -              -         13,247                 -        13,247          1,699
Translation adjustment                   -              -              -                (1)           (1)             -
                               -------------  -------------  --------------  ---------------  ------------   -----------

Balance as of
   December 31, 2001            10,000,000             78        101,255               173       101,506         13,014

Net loss                                 -              -        (20,238)                -       (20,238)        (2,594)
Translation adjustment                   -              -              -               (12)          (12)            (2)
                               -------------  -------------  --------------  ---------------  ------------   -----------

Balance as of
   December 31, 2002            10,000,000             78         81,017               161        81,256         10,418

Net loss                                 -              -        (44,968)                -       (44,968)        (5,765)
Translation adjustment                   -              -              -                 1             1              -
                               -------------  -------------  --------------  ---------------  ------------   -----------

BALANCE AS OF
   DECEMBER 31, 2003            10,000,000             78         36,049               162        36,289          4,653
                               =============  =============  ==============  ===============  ============   ===========

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES

         Physical Spa & Fitness Inc. ("the Company") was incorporated on September 21, 1988 under the laws of the United States of America. The Company was incorporated with authorized share capital of 100 million common stocks with par value of US$0.001 each. 80% of the Company's issued and outstanding common stocks were held by a stockholder (the "Principal Stockholder"). The Company is a U.S. public company listed on the National Association of Securities Dealers Automated Quotations Over-the-Counter Bulletin Board.

         Physical Beauty & Fitness Holdings Limited ("Physical Holdings") was incorporated on March 8, 1996 under the laws of the British Virgin Islands ("BVI") with a capital of one common stock being held by the Company. Physical Holdings has interests in various companies ("Operating Subsidiaries") operating fitness and beauty centres ("Fitness Centres") and other related businesses in Hong Kong and the People's Republic of China ("PRC").

         The details of Physical Holdings and the Operating Subsidiaries and their principal activities as of the date of this report are summarized below:

                                                                                 EQUITY INTEREST
                                  DATE OF ACQUISITION/     PLACE OF                OWNED BY THE          PRINCIPAL
        NAME OF COMPANY           FORMATION                INCORPORATION              COMPANY            ACTIVITIES
        ---------------           ---------                -------------              -------            ----------
                                                                                Direct       Indirect
                                                                                ------       --------
        Physical Holdings         March 8, 1996                  BVI             100%           -        Investment
                                                                                                         holding

        Ever Growth Limited       September 29, 1994          Hong Kong            -           100%      Property
          ("Ever Growth")                                                                                holding

        Jade Regal Holdings       March 15, 1996                 BVI               -           100%      Investment
          Limited                                                                                        holding

        Physical Beauty Centre    September 14, 2001          Hong Kong            -           100%      Operating a
          (Central) Limited                                                                              beauty centre
                                                                                                         in Hong Kong

        Physical Health Centre    March 15, 1996              Hong Kong            -           100%      Investment
          (Dalian) Limited                                                                               holding
          ("Physical Dailan")

        Physical Health Centre    December 1, 1998            Hong Kong            -           100%      Operating a
          (E House) Limited                                                                              fitness centre
          ("Physical E House")                                                                           in Hong Kong

        Physical Health Centre    December 31, 2001           Hong Kong            -           100%      Operating a
          (Kornhill) Limited                                                                             Fitness Centre
          ("Physical Kornhill")                                                                          in Hong Kong



PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------------------------------------------
(In thousands, except share and per share data)

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

                                                                                 EQUITY INTEREST
                                  DATE OF ACQUISITION/     PLACE OF                OWNED BY THE          PRINCIPAL
        NAME OF COMPANY           FORMATION                INCORPORATION              COMPANY            ACTIVITIES
        ---------------           ---------                -------------              -------            ----------
                                                                                Direct       Indirect
                                                                                ------       --------

        Physical Health Centre        March 21, 1997             Hong Kong           -          100%      Investment
          (Macau) Limited                                                                                 holding

        Physical Health Centre        May 30, 2001               Hong Kong           -          100%      Operating a
          (Shatin) Limited                                                                                Fitness
                                                                                                          Centre in
                                                                                                          Hong Kong

        Physical Health Centre        April 15, 1996             Hong Kong           -          100%      Investment
          (Shenzhen) Limied                                                                               holding
          ("Physical Shenzhen")

        Physical Health Centre        November 18, 1998          Hong Kong           -          100%      Operating a
          (TST) Limited ("Physical                                                                        Fitness
          TST")                                                                                           Centre in
                                                                                                          Hong Kong

        Physical Health Centre        September 8, 1997          Hong Kong           -          100%      Operating a
          (Tsuen Wan) Limited                                                                             Fitness
          ("Physical Tsuen Wan")                                                                          Centre in
                                                                                                          Hong Kong

        Physical Health Centre        September 29, 1994         Hong Kong           -          100%      Operating a
          (Tuen Mun) Limited                                                                              fitness
          ("Physical Tuen Mun")                                                                           centre in
                                                                                                          Hong Kong

        Physical Health Centre        March 2, 1990              Hong Kong           -         91.4%      Operating 4
          Hong Kong Limited                                                                               Fitness
          ("Physical HK")                                                                                 Centres and
                                                                                                          1 beauty
                                                                                                          centre in
                                                                                                          Hong Kong

        Proline Holdings Limited      September 28, 1994            BVI              -          100%      Investment
                                                                                                          holding

        Regent Town Holdings          September 20, 1993            BVI              -          100%      Investment
          Limited ("Regent Town")                                                                         holding



PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------------------------------------------
(In thousands, except share and per share data)

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

                                                                                 EQUITY INTEREST
                                  DATE OF ACQUISITION/     PLACE OF                OWNED BY THE          PRINCIPAL
        NAME OF COMPANY           FORMATION                INCORPORATION              COMPANY            ACTIVITIES
        ---------------           ---------                -------------              -------            ----------
                                                                                Direct       Indirect
                                                                                ------       --------
        Physical Health Centre        September 28, 1994             HK              -          100%      Investment
          (Shanghai) Limited                                                                              holding
          ("Physical Shanghai")

        Star Perfection Holdings      April 15, 1996                 BVI             -          100%      Investment
          Limited                                                                                         holding

        Supreme Resources Limited     September 29, 1994         Hong Kong           -          100%      Operating a
          ("Supreme")                                                                                     beauty
                                                                                                          centre in
                                                                                                          Hong Kong

        Su Sec Pou Physical Health    August 18, 1997              Macau             -          100%      Operating a
          Centre (Macau), Limited                                                                         fitness
          ("Physical Macau")                                                                              centre in
                                                                                                          Macau

        Physical Health Centre        August 9, 2002             Hong Kong           -          100%      Inactive
          (Central), Limited

         The Company also operates Fitness Centres in the PRC through some of its Operating Subsidiaries which are Sino-foreign joint ventures ("JV") established in the PRC. In the opinion of the directors, the Company is able to govern and control the financial and operating policies and the board of directors of the JV. Therefore, the JV have been accounted for as subsidiaries. Detailed information in connection with these JV is as follows:

         a) Shanghai Physical Fitness and Beauty Centre Co., Ltd. (the "Shanghai JV"), a Sino-foreign co-operative JV, was established on September 7, 1993 in Shanghai, the PRC. The original total investment and registered capital of the Shanghai JV was US$1 million each and was increased to US$2 million each in 1995. The capital contributions were to be made in cash. The original JV period was for 10 years starting from the date of the business licence issued on September 7, 1993. On April 1, 2002, the JV period was extended from 10 years to 15 years as approved by the PRC government.

              On December 12, 2003, Physical Shanghai signed an agreement with the Shanghai JV partner to acquire 1% of the registered capital held by them at a consideration of US$20. The transfer was approved by the PRC government on January 15, 2004 and since then, the Shanghai JV has changed its status into a foreign-invested enterprise which is wholly owned by Physical Shanghai.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

         b) Dalian Physical Ladies' Club Co., Ltd. ("the Dalian JV") is a Sino-foreign equity JV established on April 11, 1995 in Dalian, the PRC. The total registered capital of the Dalian JV was Reminbi ("RMB") 10 million. The JV period is 12 years from the date of issue of the business license on April 11, 1995. Physical Dalian held a 90% equity interest in the Dalian JV and the profits or losses of the Dalian JV are to be shared by the venturers in proportion to their equity interests in the JV.

              Physical Dalian contributed its share of the registered capital in the form of property, plant and equipment and renovation materials and the PRC venturer contributed in cash. Both venturers had fulfilled their respective capital contributions as of December 31, 1996. The JV commenced operation in 1996.

         c) Under the JV contract between Physical Shenzhen and a PRC enterprise, Physical Shenzhen is required to contribute HK$4,140 in the form of cash and property, plant and equipment as capital into Shenzhen Physical Ladies' Club Co. Ltd. within six months from the issuance of the business licence.

              As of the date of this report, both JV partners have not contributed the required capital according to the requirements of the contract.

              According to the directors, the Company has verbally agreed with the PRC enterprise to terminate the JV contract even though no formal notice has yet been submitted to the PRC authority. The directors also consider that the Company will not suffer penalties nor financial losses upon the termination of the JV.

         d) Under the JV contract between Physical Health Centre (Zhong Shan) Limited ("Physical Zhongshan") (former name of Physical Tuen Mun) and a PRC enterprise, Physical Zhongshan is required to contribute US$500 in the form of cash and property, plant and equipment as capital into the JV within six months from the issuance of the business licence.

              As of the date of this report, both JV partners have not contributed the required capital according to the requirements of the contract.

              According to the directors, the Company has verbally agreed with the PRC enterprise to terminate the JV contract even though no formal notice has yet been submitted to the PRC authority. The directors also consider that the Company will not suffer penalties nor financial losses upon the termination of the JV.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)

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

         The financial statements are presented in Hong Kong dollars which is the Company's functional currency because the Company's operations are primarily located in Hong Kong. For illustrative purposes, the exchange rate adopted for the presentations of financial information as of and for the year ended December 31, 2003 has been made at HK$7.8 to US$1.00. No representation is made that the HK$ amount could have been, or could be, converted into United States Dollars at that rate on December 31, 2003 or at any other rate.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a) PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the financial information of the Company, its majority-owned and controlled subsidiaries and joint ventures. All material intercompany balances and transactions have been eliminated on consolidation.

         b) PREPARATION OF FINANCIAL STATEMENTS

              The Company has a negative working capital of HK$186,469 and HK$153,642 as of December 31, 2003 and 2002 respectively. Besides, the Company has incurred losses in each of the three years ended December 31, 2003, 2002 and 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

              Continuation of the Company as a going concern is dependent upon attaining profitable operations in the future, exercising tight cost and cash flow controls measures, and obtaining additional banking facilities. In addition, the Principal Stockholder has undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern. As a result, the financial statements have been prepared in conformity with the principles applicable to a going concern.

         c) CONTRACTUAL JV

              A contractual JV is an entity established between the Company and one or more other parties with the rights and obligations of the JV partners governed by a contract. In case the Company owns more than 50% of the JV and is able to govern and control its financial and operating policies and its board of directors, such JV is considered as a de facto subsidiary and is accounted for as a subsidiary.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)

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

                                                           AS OF DECEMBER 31
                                                       -------------------------
                                                       2003      2003      2002
                                                        US$       HK$       HK$

              Beauty products for treatment              316     2,469     1,941
              Beauty products for sale                   180     1,403     1,172
              Health food for sale                        16       120        --
                                                       -----     -----     -----

                                                         512     3,992     3,113
                                                       =====     =====     =====

         e) MARKETABLE DEBT AND EQUITY SECURITIES

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

         f) PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

              Property, plant and equipment are stated at cost less accumulated depreciation and impairment loss.

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

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         f) PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION (CONTINUED)

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

              The Company recognizes an impairment loss on property, plant and equipment when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

         g) TRADE RECEIVABLES

              Trade receivables are recorded at original invoice amount, less an estimated allowance for uncollectible accounts. Trade credit is generally extended on a short-term basis, thus trade receivables do not bear interest. Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

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

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         j) CAPITAL LEASES

              Leases that substantially transfer to the Company all the rewards and risks of ownership of assets, other than legal title, are accounted for as capital leases.

              Property, plant and equipment held under capital leases are initially recorded at the present value of the minimum lease payments at the inception of the leases, with equivalent liabilities categorized as appropriate under current or non-current liabilities.

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

              The Company provides for deferred income taxes using the liability method, by which deferred income taxes are recognized for all significant temporary differences between the tax and financial statements bases of assets and liabilities. The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the financial statements.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         n) FOREIGN CURRENCY TRANSLATION

              The Company and its subsidiaries maintain their accounting books and records in Hong Kong Dollars ("HK$"), except for the PRC JV and Physical Macau subsidiary which maintain their accounting books and records in RMB and MOP respectively. Foreign currency transactions during the year are translated to HK$ at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at year end are translated at the approximate rates of exchange ruling at the balance sheet date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statements of operations.

              On consolidation, the financial statements of the PRC JV and Physical Macau are translated into HK$ using the closing rate method, whereby the balance sheet items are translated into HK$ using the exchange rates at the respective balance sheet dates. The share capital and retained earnings are translated at exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year.

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

         p) EARNINGS (LOSS) PER SHARE

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

         q) USES OF ESTIMATES

              The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual amounts could differ from those estimates.

         r) ADVERTISING AND MARKETING COSTS

              All advertising and marketing costs are expensed off in the periods in which those costs are incurred or the first time the advertising takes place.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         s) ACCOUNTING CHANGE

              Since January 1, 2002, the consolidated financial statements have been prepared in conformity with EITF 01-9. Upon adoption by the Company since January 1, 2002, sales rebates incurred in 2002 and subsequent thereto were accounted for as a reduction in the corresponding revenues instead of being included in 2002 and subsequent thereto in other selling and administrative expenses. In addition, sales rebates incurred have been deferred in synchronization with the deferral of revenues in accordance with the Company's accounting policy. As a result, revenues, expenses and deferred income have been reduced by HK$7,781, HK$10,182 and HK$2,401 respectively for the year ended December 31, 2002.

              Had the change in accounting for the deferral of sales rebates been effective for the year ended December 31, 2001, revenues, expenses and deferred income would have been reduced by HK$2,803 and HK$7,546 and HK$4,743 respectively.

              The total proforma cumulative effect of this accounting change on prior years resulted in an after-tax and minority interests credit to income of HK$3,857 for the year ended December 31, 2001.

         t) RECENTLY ISSUED ACCOUNTING STANDARDS

              In November 2002, the FASB issued Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of FIN 45 will have a material impact on the Company's results of operations or financial position.

              In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities". Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. In December 2003, the FASB issued a revised FIN 46. The revised standard, FIN 46-R, modifies or clarifies various provisions of FIN 46 and incorporates many FASB Staff Positions previously issued by the FASB. This standard replaces the original FIN 46 that was issued in January 2003. The Company does not expect the adoption of FIN 46-R will have a material impact on the Company's results of operations or financial position.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         t) RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

              In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how certain financial instruments with characteristics of both liabilities and equity shall be classified and measured. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 will have a material impact on the Company's result of operations or financial position.

4.       MARKETABLE SECURITIES

         The balance represents "available-for-sale" unlisted capital guaranteed funds made up of debt and equity securities. As at the balance sheet date, as the cost approximated to the estimated fair value, no gain or loss was recognized. The contractual maturity dates of the funds are ranging from March 2006 to December 2007. These securities have been pledged to banks to secure general banking facilities granted to the Company.

5.       PROPERTY, PLANT AND EQUIPMENT, NET

                                                            AS OF DECEMBER 31
                                           ----------------------------------------------------
                                                    2003              2003               2002
                                                     US$               HK$                HK$

         Land and buildings                          402             3,136              3,137
         Leasehold improvements                   25,239           196,871            180,832
         Machinery and equipment                  27,847           217,209            207,778
         Furniture and fixtures                    7,976            62,210             56,290
         Computers                                   943             7,355              6,700
         Motor vehicles                              540             4,211              4,583
         Less: Accumulated depreciation          (34,129)         (266,205)          (217,552)
                                           ---------------   ----------------   ---------------

         Net book value                           28,818           224,787            241,768
                                           ===============   ================   ===============

         As of December 31, 2003, the cost and accumulated depreciation of property, plant and equipment held under capital leases amounted to approximately HK$36,634 (2002: HK$33,716) and HK$21,394 (2002:
         HK$14,478) respectively.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)

6.       SHORT-TERM BANK LOANS

         The short-term bank loans are collateralized and repayable within one year. Please refer to Note 7 for details of collateral for such facilities.

         Supplemental information with respect to the short-term bank loans was as follows:

                                                                         YEAR ENDED DECEMBER 31
                                                   --------------------------------------------------------------------
                                                          2003               2003               2002               2001
        Maximum amount outstanding during the
          years                                       US$2,039          HK$15,902          HK$13,898          HK$13,102

        Average amount outstanding during the
          years                                       US$1,614          HK$12,592           HK$8,305           HK$4,749

        Weighted average interest rate at the
          end of the years                                  6%                 6%                 8%                 5%

        Weighted average interest rate during
          the years                                         7%                 7%                 7%                 6%

7.       LONG-TERM BANK LOANS

         The Company obtained various lines of credit under banking facilities which aggregated HK$42,976 as of December 31, 2003 (2002: HK$51,069) from creditworthy commercial banks in Hong Kong and PRC to finance its operations. These loans were collateralized by certain of the assets of the Company and related companies, and its stockholders. As of December 31, 2003, the loans consisted of the following:

               PRINCIPAL        INTEREST RATE        MATURITY
           US$        HK$

           602      4,700        5.57%                Within one year
           283      2,209        6.65%                Serially from 2004 to 2005
            79        619        HK$ prime + 0.25%    Serially from 2004 to 2005
           374      2,914        HK$ prime + 1.5%     Serially from 2004 to 2005
           171      1,330        HK$ prime + 1.5%     Serially from 2004 to 2007
       -------    -------
         1,509     11,772
       =======    =======

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)

7.       LONG-TERM BANK LOANS (CONTINUED)

         Aggregate maturities of the long-term bank loans are as follows:

                     PRINCIPAL             PAYABLES DURING THE FOLLOWING PERIODS
                 US$         HK$

               1,317      10,274           2004
             -------     -------
                 114         888           2005
                  46         360           2006
                  32         250           2007
             -------     -------
                 192       1,498
             -------     -------
               1,509      11,772
             =======     =======

         The collateral of the loans include:

         (i)   leasehold property in Hong Kong owned by Ever Growth;
         (ii) fixed deposits owned by Physical Hong Kong, Physical E House and Physical TST;
         (iii) leasehold property in Hong Kong owned by a related company;
         (iv) personal guarantees from the Principal Stockholder and his spouse;
         (v)   Marketable securities as stated in Note 4; and
         (vi) a fixed charge over Physical Macau's machinery and equipment and a floating charge over its other assets.

8.       INCOME TAXES

         Reconciliation to the expected statutory tax rate in Hong Kong of 17.5% (2002: 16% AND 2001: 16%) is as follows:

                                                       YEAR ENDED DECEMBER 31
                                                   -----------------------------
                                                    2003       2002       2001
                                                       %          %          %
her
        Statutory rate                              17.5       16.0       16.0
        Tax effect of net operating losses         (13.0)     (17.9)      13.2
        Tax effect of timing differences            (4.0)      (7.2)      13.9
        Effect of change in tax rate                 0.3         --         --
        Others                                       --        (0.2)        --
                                                   ------     ------     ------

        Effective rate                               0.8       (9.3)      43.1
                                                   ======     ======     ======

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)

8.       INCOME TAXES (CONTINUED)

         Income tax benefit (expense) comprised of the following:

                                                                                  YEAR ENDED DECEMBER 31
                                                                    ---------------------------------------------------
                                                                        2003         2003           2002         2001
                                                                         US$          HK$            HK$          HK$

         Current taxes                                                  (190)      (1,488)        (4,434)      (5,663)
         Deferred taxes                                                  237        1,847          2,841       (1,122)
         Tax effect related to deferral of sales rebates in 2001           -            -            759            -
                                                                    ----------   -----------   -----------   -----------

         Income tax benefit (expense)                                     47          359           (834)      (6,785)
                                                                    ==========   ===========   ===========   ===========

         The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which it is domiciled and operates.

         The Hong Kong subsidiaries are subject to Hong Kong profits tax at a rate of 17.5% (2002 AND 2001: 16%).

         Since those PRC JV have sustained losses for the PRC income tax purposes, the Company has not recorded any PRC income tax expense. PRC income tax in the future will be calculated at the applicable rates relevant to the PRC JV which currently are 33%.

         As the fitness centre operated in Macau has incurred a loss for taxation purposes for the period, the Company has not recorded any Macau income tax expense. Macau profits tax is currently charged at sliding rates with maximum rate of 15% on assessable profits.

         The Company imported beauty products from suppliers in Hong Kong into the PRC for beauty treatment and sales to its customers. Under the prevailing PRC rules and regulations governing imports into the PRC, the Company is required to make import declarations and to pay various taxes including, inter alia, customs duty, consumption tax and value-added tax, on such imports. The Company faced further penalty, additional to the original amount of taxes payable, ranging from 50% to 500% of the original amount of taxes payable, had the Company been found in breach of any of such rules and regulations.

         Since the Company commenced its business operation in the PRC, the Company has not made any import declaration nor paid any of the taxes due for such imports. The directors have represented that the suppliers have undertaken to the Company that they would reimburse the Company for such payments had such payments been found necessary.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)

8.       INCOME TAXES (CONTINUED)

         As of the balance sheet date, the Company is potentially liable to make good in aggregate an amount of HK$12,388 (2002: HK$11,986), of which an amount of HK$6,728 (2002: HK$6,326) has been provided for as "Taxes other than income" and as "Other receivables" in the liabilities and assets respectively. No further provision has been made for the difference which amounted to HK$5,660 (2002: HK$5,660) and any potential amount of penalty which might be imposed. In this respect, the directors are of the opinion that the probability that such potential liabilities will be crystallised would be remote.

         As also stated in Note 12(e) to the financial statements, the Principal Stockholder has undertaken to indemnify the Company against any contingent liabilities including tax liabilities and claims that may result from the operating activities of the Company in Hong Kong, the PRC and elsewhere occurring prior to the balance sheet date. Had any payments been found necessary, the payments made by the Principal Stockholder will be recorded as expenses in the Company's financial statements with a corresponding credit to contributed (paid-in) capital in accordance with the stipulations as mentioned in the Staff Accounting Bulletin Topic 5-T.

9.       OTHER PAYABLES

                                                                                      AS OF DECEMBER 31
                                                                       ------------------------------------------------
                                                                              2003              2003               2002
                                                                               US$               HK$                HK$

        Accrued rental and related expenses                                   4,558           35,552             22,272
        Accrued salaries, commissions and related expenses                    3,267           25,487             14,097
        Accrued capital expenditures                                          1,408           10,983             19,132
        Other accrued expenses and creditors                                  1,961           15,292             10,005
                                                                       -------------    -------------      ------------

                                                                             11,194           87,314             65,506
                                                                       =============    =============      ============

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)

10.      OBLIGATIONS UNDER CAPITAL LEASES

         Physical HK, Physical TST, Physical Kornhill and Physical Tsuen Wan lease fitness equipment and motor vehicles under several capital leases. The scheduled future minimum lease payments were as follows:

                                                                                     AS OF DECEMBER 31
                                                                      -------------------------------------------------
                                                                              2003              2003             2002
                                                                               US$               HK$              HK$
         Payable during the following periods:
             Within one year                                                   907             7,076           11,196
             Over one year but not exceeding two years                         122               951            6,104
             Over two years but not exceeding three years                        -                 -              627
             Over three years but not exceeding four years                       -                 -                -
             Over four years but not exceeding five years                        -                 -                -
             Thereafter                                                          -                 -                -
                                                                      --------------    --------------    -------------

         Total minimum lease payments                                        1,029             8,027           17,927

         Less: Amount representing interest                                   (230)           (1,795)          (3,537)
                                                                      --------------    --------------    -------------

         Present value of net minimum lease payments                           799             6,232           14,390
                                                                      ==============    ==============    =============

11.      COMMITMENTS

         CAPITAL EXPENDITURE COMMITMENTS

                                                                                      AS OF DECEMBER 31
                                                                       ------------------------------------------------
                                                                               2003             2003              2002
                                                                                US$              HK$               HK$
        Contracted but not provided net of deposit paid in the
            financial statements                                              1,554           12,136            23,442
                                                                       =============    =============      ============

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)

11.      COMMITMENTS (CONTINUED)

         COMMITMENTS UNDER OPERATING LEASES

         The Company had outstanding commitments not provided for under non-cancellable operating leases in respect of land and buildings, the portion of these commitments which are payable in the following periods is as follows:

                                                                                      AS OF DECEMBER 31
                                                                       ------------------------------------------------
                                                                              2003              2003              2002
                                                                               US$               HK$               HK$
        Payable during the following periods:
            Within one year                                                  16,183          126,225           113,801
            Over one year but not exceeding two years                        10,706           83,503           108,756
            Over two years but not exceeding three years                      5,589           43,598            65,091
            Over three years but not exceeding four years                     3,225           25,155            30,028
            Over fours years but not exceeding five years                     2,653           20,690            22,482
            Thereafter                                                        8,927           69,629            90,036
                                                                       -------------    -------------      ------------

        Total operating lease commitments                                    47,283          368,800           430,194
                                                                       =============    =============      ============

12.      RELATED PARTY TRANSACTIONS

         The Company had the following transactions with related parties:

                                                                                    YEAR ENDED DECEMBER 31
                                                                        -----------------------------------------------
                                                                            2003        2003        2002          2001
                                                                             US$         HK$         HK$           HK$

        Rental of a director's quarter                                       158       1,234       1,452         1,440
        Purchase of beauty and fitness equipment                             132       1,031       3,442         5,610
        Purchase of health food                                               84         657           -             -

         a) Certain general and administrative expenses incurred by the Company during the relevant years on behalf of the related companies were reimbursed by the respective related companies at cost.

         b) The Principal Stockholder of the Company had beneficial interests in all the aforementioned related companies or the stockholder of the related companies were related to the Principal Stockholder.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)

12.               RELATED PARTY TRANSACTIONS (CONTINUED)

         c) The balance due from the Principal Stockholder to the Company as at December 31, 2003 was HK$9,481 (2002: HK$10,955). Under an
              agreement with the Company, the Principal Stockholder has pledged 1,500,000 shares of the Company's stock as collateral, which had a market value of HK$2,340 as of December 31, 2003.

         d) The amount due to Williluck International Limited as of December 31, 2002 was included in "Due to a Related Company" in the accompanying balance sheet and was unsecured, interest free and had no fixed repayment terms. The amount has been set off to the amount due from the Principal Stockholder during the year.

         e) The Principal Stockholder has undertaken to indemnify the Company against any contingent liabilities including tax liabilities and claims that may result from the operating activities of the Company in Hong Kong, the PRC and elsewhere occurring prior to the balance sheet date. He has also undertaken to indemnify the Company against any loss arising from non-recovery of HK$2,104 (2002: HK$2,104) an amount included in "Prepayment to vendors and suppliers and other current assets".

13.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                     YEAR ENDED DECEMBER 31
                                                  ------------------------------
                                                    2003        2003       2002
                                                     US$         HK$        HK$
        Cash paid for:
            Interest expenses                        940       7,329       5,645
            Income taxes                             979       7,640       2,355

14.      OTHER SUPPLEMENTAL INFORMATION

         The following items are included in the consolidated statements of operations:

                                                                         YEAR ENDED DECEMBER 31
                                                                -----------------------------------------
                                                                     2003            2003           2002
                                                       NOTE           US$             HK$            HK$
        Interest expenses on:
            Capital leases                                            240           1,875          2,071
            Overdrafts and bank loans                                 265           2,062          2,008
            Others                                                    435           3,392          1,566
        Interest income                                  a             17             135            126
        Sales taxes                                      b            174           1,354          1,026
        Advertising and marketing expenses               c          3,738          29,155         24,738
        Rental expenses under operating leases                     15,349         119,721        103,608

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)

14.      OTHER SUPPLEMENTAL INFORMATION (CONTINUED)

         a) Interest income is included in "Other income, net" in the consolidated statements of operations.

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

16.      RETIREMENT PLAN

         The Company did not operate any retirement plan before December 2000. Following the implementation of the Mandatory Provident Fund ("MPF") in Hong Kong with effect from December 2000, the Company operates two Mandatory Provident Fund ("MPF") plans for its Hong Kong employees. The assets of the MPF plans are held separately from those of the Company in two provident funds managed by independent trustees.. The pension expenses charged to the consolidated statements of operations amounted to HK$8,059, HK$5,707 and HK$5,021 for the years ended December 31, 2003, 2002 and 2001 respectively.

17.      STOCK OPTION PLAN

         The Company has a Stock Option Plan (the "Plan") which was adopted by the Company's stockholders and its Board of Directors on April 23, 1997. Under the Plan, the Company may issue incentive stock options, non-qualified options, restricted stock grants, and stock appreciation rights to selected directors, officers, advisors and employees of the Company. A total of 500,000 shares of Common Stock of the Company are reserved for issuance under the Plan. Stock options may be granted as non-qualified or incentive options. Incentive stock options may not be granted at a price less than the fair market value of the stock as of the date of grant while non-qualified stock options may not be granted at a price less than 85% of the fair market value of the stock as of the date of grant. The plan will be administered by an Option Committee which is to be composed of two or more disinterested directors of the Board of Directors. The option can be exercised during a period of time fixed by the Committee except that no option may be exercised more than ten years after the date of grant or three years after death or disability, whichever is later. As of the date of this report, no stock options have been granted by the Company under the Plan.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)

18.      OPERATING RISKS

         a) CONCENTRATION OF SUPPLIERS

              The Company purchases beauty products from a number of suppliers. Details of individual suppliers also accounted for more than 10% of the Company's purchases are as follows:

                                                                   YEAR ENDED DECEMBER 31
                                                          -----------------------------------------
                                                               2003            2002           2001
                                                                  %               %              %
              Hope Key Development Limited                        -               -             39
              Kaydex Trading Ltd.                                39              40              -
              Kingstar International Trading Limited             16              24             23

         b) CONCENTRATION OF CREDIT RISK

              None of the sales to the customers accounted for more than 10% of the Company's turnover for the three years ended December 31, 2003, 2002 and 2001.

19.      REPORT ON SEGMENT INFORMATION

         The Company's operations are classified into two reportable business segments: provision of physical fitness and beauty treatment services. Each separately managed segment offers different products requiring different marketing and distribution strategies.

         Information concerning consolidated operations by business segment and geographic area is presented in the tables below and on the following pages:

         CONSOLIDATED OPERATIONS BY BUSINESS SEGMENT

                                                                             YEAR ENDED DECEMBER 31
                                                          -------------------------------------------------------------
                                                                  2002             2003           2002            2001
                                                                   US$              HK$            HK$             HK$
        Operating revenues
            - Physical fitness                                  33,079          258,015        278,212         272,756
            - Beauty treatments                                 23,217          181,093        135,532         119,341
            - Others                                                52              403              -               -
                                                          -------------    -------------    -----------    ------------

                                                                56,348          439,511        413,744         392,097
                                                          =============    =============    ===========    ============

        Operating (loss) profit
            - Physical fitness                                 (5,516)         (43,026)        (9,468)           9,123
            - Beauty treatments                                  (217)          (1,691)       (10,770)           4,124
            - Others                                              (32)            (251)              -               -
                                                          -------------    -------------    -----------    ------------

                                                                 5,765         (44,968)       (20,238)          13,247
                                                          =============    =============    ===========    ============

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)

19.      REPORT ON SEGMENT INFORMATION (CONTINUED)

                                                                             YEAR ENDED DECEMBER 31
                                                          -------------------------------------------------------------
                                                                  2003             2003           2002            2001
                                                                   US$              HK$            HK$             HK$
        Depreciation
            - Physical fitness                                   6,072           47,360         50,422          39,496
            - Beauty treatments                                  1,956           15,258         12,990          11,998
                                                          -------------    -------------    -----------    ------------

                                                                 8,028           62,618         63,412          51,494
                                                          =============    =============    ===========    ============

        Total assets
            - Physical fitness                                  30,681          239,313        259,912         202,607
            - Beauty treatments                                  9,689           75,573         64,978          60,519
                                                          -------------    -------------    -----------    ------------

                                                                40,370          314,886        324,890         263,126
                                                          =============    =============    ===========    ============

        Property, plant and equipment additions
            - Physical fitness                                   4,997           38,979         88,241          56,239
            - Beauty treatments                                    954            7,439         38,123           9,692
                                                          -------------    -------------    -----------    ------------

                                                                 5,951           46,418        126,364          65,931
                                                          =============    =============    ===========    ============

         CONSOLIDATED OPERATIONS BY GEOGRAPHIC AREA

                                                                             YEAR ENDED DECEMBER 31
                                                          -------------------------------------------------------------
                                                                 2003            2003             2002            2001
                                                                  US$             HK$              HK$             HK$
          Operating revenues
              - Hong Kong                                      49,483         385,966          374,102         360,388
              - PRC                                             6,865          53,545           39,642          31,709
                                                          -------------   --------------   -------------   ------------

                                                               56,348         439,511          413,744         392,097
                                                          =============   ==============   =============   ============

          Operating (loss) profit
              - Hong Kong                                      (3,864)        (30,140)           1,458          28,934
              - PRC                                              (978)         (7,634)         (16,177)        (12,427)

          Interest income                                          17             135              126             378
          Interest expenses                                      (940)         (7,329)          (5,645)         (3,638)
                                                          -------------   --------------   -------------   ------------

          Net (loss) income                                    (5,765)        (44,968)         (20,238)         13,247
                                                          =============   ==============   =============   ============

          Segment assets
              - Hong Kong                                      29,537         230,387          247,305         205,536
              - PRC                                            10,833          84,499           77,585          57,590
                                                          -------------   --------------   -------------   ------------

                                                               40,370         314,886          324,890         263,126
                                                          =============   ==============   =============   ============

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)

20.      UNAUDITED QUARTERLY CONSOLIDATED FINANICAL DATA

         2003
         ----
                                                                             QUARTER
                                            ---------------------------------------------------------------------------
                                                   FIRST              SECOND               THIRD              FOURTH
                                                     HK$                 HK$                 HK$                 HK$
         Operating revenues                      105,765             102,463             115,082             116,201
         Operating expenses                     (113,449)           (120,151)           (123,066)           (121,606)
                                            ---------------     ---------------     ---------------     ---------------

         (Loss) Income from operations            (7,684)            (17,688)             (7,984)             (5,405)
         Non-operating expenses                   (1,492)             (1,409)             (1,969)             (1,906)
                                            ---------------     ---------------     ---------------     ---------------

         Income before income taxes and
           minority interests                     (9,176)            (19,097)             (9,953)             (7,311)
         Income taxes                               (462)                210                 201                 410
         Minority interests                          (24)                257                 131                (154)
                                            ---------------     ---------------     ---------------     ---------------

         Net loss                                 (9,662)            (18,630)             (9,621)             (7,055)
                                            ===============     ===============     ===============     ===============

         Loss per share of common stock
         - Basic                                    (0.97)              (1.86)              (0.96)              (0.71)
                                            ===============     ===============     ===============     ===============

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)

20.      UNAUDITED QUARTERLY CONSOLIDATED FINANICAL DATA (CONTINUED)

         2002
         ----
                                                                             Quarter
                                            ---------------------------------------------------------------------------
                                                   First              Second               Third              Fourth
                                                     HK$                 HK$                 HK$                 HK$
         Operating revenues                       95,887             101,805             112,874             103,178
         Operating expenses                      (98,469)           (111,312)           (113,793)           (108,351)
                                            ---------------     ---------------     ---------------     ---------------

         Income from operations                   (2,582)             (9,507)               (919)             (5,173)
         Non-operating expenses                     (670)             (1,090)             (1,472)             (1,995)
                                            ---------------     ---------------     ---------------     ---------------

         Income before income taxes and
           minority interests and the
           cumulative effect of a change
           in accounting principle                (3,252)            (10,597)             (2,391)             (7,168)
         Income taxes                               (274)                186              (1,085)                340
         Minority interests                          (61)                 71                (327)                463
                                            ---------------     ---------------     ---------------     ---------------

         Net loss before cumulative effect
           of a change in an accounting
           principle                              (3,587)            (10,340)             (3,803)             (6,365)

         Cumulative effect on prior years
           of deferral of sales rebates,
           net of income taxes and
           minority interests (NOTE A)             3,857                   -                   -                   -
                                            ---------------     ---------------     ---------------     ---------------

         Net income (loss)                           270             (10,340)             (3,803)             (6,365)
                                            ===============     ===============     ===============     ===============

         Loss per share before cumulative
           effect of a change in
           accounting principle                     (0.36)              (1.03)              (0.38)              (0.64)

         Cumulative effect on prior years
           of deferral of sales rebates               0.39                   -                   -                   -
                                            ---------------     ---------------     ---------------     ---------------

         Earnings (Loss) per share of
           common stock
         - Basic                                      0.03              (1.03)              (0.38)              (0.64)
                                            ===============     ===============     ===============     ===============

         a) The financial statements have been prepared in conformity with EITF 01-9 since January 1, 2002. Upon adoption on January 1, 2002, a cumulative effect on prior years of deferral of sales rebates, net of income taxes and minority interests amounting to HK$3,857 was recognised in the first quarter of 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

        The officers and directors of the Company, their ages and present positions held with the Company are as follows:

    NAME                      AGE          POSITIONS WITH THE COMPANY
    ----                      ---          --------------------------

Ngai Keung Luk (Serleo)        47          Chairman of the Board of Directors,
                                           Chief Executive Officer

Yuk Wah Ho                     48          President and Director

Robert Chui                    47          Chief Financial Officer and Director

Darrie Lam                     40          Executive Vice President, Secretary
                                           and Director

Yat Ming Lam                   46          Director

Allan Wah Chung Li             46          Director

        The following is a brief summary of the background of each director, executive officer and key employees of the Company:

         NGAI KEUNG LUK (SERLEO), CHIEF EXECUTIVE OFFICER, CHAIRMAN. Mr. Luk has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since October, 1996. He is the founder of its predecessor companies and has over eighteen years' experience in the physical health service business. Mr. Luk was previously employed as a trader on the floor of the Hong Kong gold exchange. Mr. Luk is a controlling shareholder of the Company and owns beneficially approximately 80% of the Company's Common Stock (see "Principal Shareholders").

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

         DARRIE LAM, EXECUTIVE VICE PRESIDENT, SECRETARY, DIRECTOR. Ms. Lam has been a Vice-President and Secretary of the Company since October, 1996. Ms. Lam is a fellow member of the Hong Kong Society of Accountants and a fellow member of the Chartered Association of Certified Accountants (UK). She joined the Company in 1994 and before that she worked with a major Hong Kong listed company, Wharf Group, as a Financial Analyst. Ms. Lam is responsible for the Company's secretarial affairs, finance and administration functions. Ms. Lam received MBA degree from the University of Manchester, U.K.

         YAT MING LAM, DIRECTOR. Mr. Lam has been a Director of the Company since August, 1997. In the past year, Mr. Lam has run his own business in China. Previously, Mr. Lam was employed as a Sales Manager with Fitness Concept Leisure Supplies Ltd., one of the leading fitness equipment and product suppliers.

         ALLAN WAH CHUNG LI, DIRECTOR. Mr. Li has been a director of the Company since June, 1998. Mr. Li is a solicitor qualified to practice law in Canada, England and Hong Kong. Mr. Li has practiced law in Vancouver, Toronto and Hong Kong for ten years and had also worked for the Listing Division of the Stock Exchange of Hong Kong. Since 1994, Mr. Li has been with Lai Sun Development Company Limited, a company listed on the Stock Exchange of Hong Kong, where he is currently serving as a vice-president, and is involved in hotels and corporate transactions. Mr. Li received B.Comm. and L.L.B degrees from the University of British Columbia, Canada.

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

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal years 2003, 2002 and 2001 by those persons who served as Chief Executive Officer and any Named Executive Officer who received compensation in excess of $100,000 during such years.


                        SUMMARY COMPENSATION TABLE (US$)


Name and Principal Position                 Year     Salary(1)                  Annual Awards(2)
---------------------------                 ----     ---------         -----------------------------------
                                                                       Bonus (3)    Other compensation (4)
                                                                       --------     ----------------------

Ngai Keung Luk, CEO, Chairman               2003       -                  -                261,800
                                            2002       -                  -                186,000
                                            2001     385,000              -                372,400

Yuk Wah Ho, President, COO                  2003      77,000              -                   -
                                            2002       -                  -                   -
                                            2001     304,000              -                   -


(1) No officers received or will receive any bonus or other annual compensation other than salaries during fiscal year 2003, other than stated above. Management believes that the value of other non-cash benefits and compensation distributed to executive officers of the Company individually or as a group during fiscal year 2003 did not exceed the lesser of US$50,000 or ten percent of such officers' individual cash compensation or, with respect to the group, US$50,000 times the number of persons in the group or ten percent of the group's aggregate cash compensation.

(2)      No officers received or will receive any long term incentive plan
         (LTIP) payouts or other payouts during fiscal year 2003.

(3)      Bonus awarded based on performance.

(4) Other compensation for Mr. Luk included an allowance of HK$960,000 (US$123,000) and HK$1,440,000 (US$185,000) respectively for the fiscal years 2003 and 2002, being 100% of the fair market rent of the living accommodation provided to Mr. Luk. In 2003, other compensation also included amounts for personal benefits such as life insurance and salaries tax paid on behalf of Mr. Luk. See also "Certain Transactions".

COMPENSATION OF DIRECTORS

         The Company reimburses each Director for reasonable expenses (such as travel and out-of-pocket expenses) in attending meetings of the Board of Directors. Directors are not separately compensated for their services as Directors.

AUDIT COMMITTEE

         The Board of Directors established an Audit Committee, composed of the two outside directors and Robert Chui, Chief Financial Officer. The principal functions of the Audit Committee will include making recommendations to the Board regarding the selection of independent public accountants to audit annually the books and records of the Company, reviewing the proposed scope of each audit and reviewing the recommendations of the independent public accountants as a result of their audit of the Company. The Audit Committee will also periodically review the activities of the Company's accounting staff and the adequacy of the Company's internal controls.

EMPLOYMENT AND RELATED AGREEMENTS

         There are no employment agreements with the Company's key employees at this time.

CODE OF BUSINESS CONDUCT AND ETHICS

         The Company has not adopted yet the code of business conduct and ethics to guide all directors, officers and employees, but intends to adopt one on its next meeting of the Board of Directors.

CODE OF BUSINESS ETHICS FOR CEO AND SENIOR FINANCIAL OFFICERS

         The Company has not adopted yet the code of ethics for its Chief Executive Officer and all senior financial officers, but intends to adopt one on its next meeting of the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 2003, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted. Unless otherwise indicated, the address for each stockholder is 40/F., RBS Tower, Times Square, No. 1
Matheson Street, Causeway Bay, Hong Kong.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company made certain advances to Mr. Luk, the Company's Chief Executive Officer and the Chairman of its Board of Directors, during the years. The balance due to the Company and its subsidiaries at December 31, 2003 was HK$9,481,000 (US$1,215,000). Under an agreement with the Company, Mr. Luk has pledged 1,500,000 shares of the Company stock as collateral. See Note 12 to Financial Statements.

         Mr. Luk receives a monthly allowance of HK$80,000 (US$10,300) for the fiscal year 2003 for his living accommodations. Such allowance represents the fair market rent of the property owned by a company which is controlled by Mr. Luk. See also "Management - Compensation".

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

21.      Subsidiaries of the Registrant

23.      Consent of Moores Rowland Mazars, Independent Auditors.

----------
* Filed with the Commission as exhibit to the Registration Statement or amendments to the Registration Statement. ** Filed with the Commission as exhibit 16 to Form 8-K.

         (b)    Reports on Form 8-K
                -------------------

                NONE

ITEM 16.  PRINCIPAL FEES AND SERVICES.

Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

Audit Fees: The Company paid Moores Rowland Mazars for the last two years to audit the financial information according to the US GAAP. The amounts paid for the audit service in each of the two most recent fiscal years are $67,000.

Audit Related Fees: None

Tax Fees: None

All Other Fees: None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2004.

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

/s/ Ngai Keung Luk             Chairman and Chief Executive Officer               Date: 4/14/04
------------------------       (principal executive officer)
    Ngai Keung Luk

/s/ Yuk Wah Ho                 President and Director                             Date: 4/14/04
------------------------
    Yuk Wah Ho

/s/ Robert Chui                Chief Financial Officer and Director               Date: 4/14/04
------------------------       (Principal accounting and financial officer)
    Robert Chui

/s/ Darrie Lam                 Executive Vice President, Secretary                Date: 4/14/04
------------------------       and Director
    Darrie Lam

/s/ Yat Ming Lam               Director                                           Date: 4/14/04
------------------------
    Yat Ming Lam

/s/ Allan Wah Chung Li         Director                                           Date: 4/14/04
------------------------
    Allan Wah Chung Li