Form 10-Q
period 2004-03-31
PHYSICAL SPA & FITNESS INC
filed 2004-05-24
CIK 1048055

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

( ) TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

Commission file number 0-26573

                           PHYSICAL SPA & FITNESS INC.
                           ---------------------------
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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: March 31, 2004, 10,000,000 shares.

                                TABLE OF CONTENTS

PART I  -  FINANCIAL INFORMATION                                    PAGE
                                                                    ----
   ITEM 1   -   FINANCIAL STATEMENTS

     Condensed Consolidated Statements of Operations                   1
     for the three-month period
     ended March 31, 2003 and 2004 (Unaudited)

     Condensed Consolidated Balance Sheets at December 31, 2003        2
      and March 31, 2004 (Unaudited)

     Condensed Consolidated Statements of Cash Flows                   3
     for the three-month periods ended
     March 31, 2003 and 2004 (Unaudited)

     Notes to Financial Statements                                     4

   ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                7
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   ITEM 3   -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT        11
                MARKET RISK

   ITEM 4   -   CONTROLS AND PROCEDURES                               11

PART II  -   OTHER INFORMATION

   ITEM 1   -   LEGAL PROCEEDINGS                                     12

   ITEM 2   -   CHANGE IN SECURITIES AND USE OF PROCEEDS              12

   ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES                       12

   ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE                       12
                OF SECURITY HOLDERS

   ITEM 5   -   OTHER INFORMATION                                     12

   ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K                      12

                                        PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                                        --------------------------------------------

                                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      -----------------------------------------------
                                      (In thousands, except share and per share data)

                                                     Three months ended March 31
                                                       2003        2004        2004
                                                     ---------   ---------   ---------
                                                        HK$         HK$         US$

Operating Revenues
Fitness service                                        62,893      61,212       7,848
Beauty treatments                                      42,872      52,250       6,699
Others                                                      -          89          11
                                                     ---------   ---------   ---------
Total operating revenues                              105,765     113,551      14,558
                                                     ---------   ---------   ---------

Operating Expenses
Salaries and commissions                              (38,297)    (40,778)     (5,228)
Rent and related expenses                             (34,943)    (40,339)     (5,172)
Depreciation                                          (16,010)    (15,286)     (1,960)
Other selling and administrative expenses             (24,199)    (25,552)     (3,275)
                                                     ---------   ---------   ---------
Total operating expenses                             (113,449)   (121,955)    (15,635)
                                                     ---------   ---------   ---------
Loss from operations                                   (7,684)     (8,404)     (1,077)
                                                     ---------   ---------   ---------

Non-operating income (expenses)
Other income, net                                          78          88          11
Interest expenses                                      (1,570)     (1,159)       (149)
                                                     ---------   ---------   ---------
Total non-operating expenses                           (1,492)     (1,071)       (138)
                                                     ---------   ---------   ---------

Loss before income taxes and minority interests        (9,176)     (9,475)     (1,215)

Provision for income taxes                               (462)         --          --
                                                     ---------   ---------   ---------
Loss before minority interests                         (9,638)     (9,475)     (1,215)

Minority interests                                        (24)        200          26
                                                     ---------   ---------   ---------
Net loss                                               (9,662)     (9,275)     (1,189)

Other comprehensive income
- Foreign currency translation adjustments                  1          --         --
                                                     ---------   ---------   ---------
Comprehensive loss                                     (9,661)     (9,275)     (1,189)
                                                     =========   =========   =========

Loss per share of common stock                          (0.97)      (0.93)      (0.12)
                                                     =========   =========   =========
Number of shares of common stock outstanding
(in thousands)                                         10,000      10,000      10,000
                                                     =========   =========   =========


Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2004 or at any other certain rate.

                                 PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                                 --------------------------------------------
                                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ---------------------------------------
                                   AS OF DECEMBER 31, 2003 AND MARCH 31, 2004
                                (In thousands, except share and per share data)
                                                                                       As of
                                                               -------------------------------------------------------
                                                               December 31, 2003               March 31, 2004
                                                                           HK$                HK$                US$
ASSETS

Current assets
Cash and cash equivalents                                                1,806              2,091                268
Trade receivables                                                        8,938              9,731              1,248
Other receivables                                                        6,728              6,728                863
Rental and utility deposits                                             31,862             31,804              4,077
Prepayments to vendors and suppliers and other current assets            8,336              7,380                946
Inventories, finished products for beauty treatment and sale             3,992              3,991                512
Income taxes recoverable                                                 2,563              3,288                422
Due from a related company                                                  --              3,950                506
                                                              -----------------  -----------------  -----------------

Total current assets                                                    64,225             68,963              8,842
                                                              -----------------  -----------------  -----------------

Marketable securities, collateralized                                    3,290              4,280                549
Bank deposits, collateralized                                           13,103             10,704              1,372
Due from a stockholder                                                   9,481              9,199              1,179
Prepayments for construction-in-progress                                     -              9,503              1,218
Property, plant and equipment,
   net of accumulated depreciation of HK$281,491                       224,787            211,323             27,093
                                                              -----------------  -----------------  -----------------

Total assets                                                           314,886            313,972             40,253
                                                              =================  =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Short-term bank loans                                                   14,473             18,469              2,368
Long-term bank loans - current portion                                  10,274              8,045              1,031
Trade and other payables                                                92,345             74,965              9,611
Obligations under finance leases - current portion                       5,516              3,738                479
Deferred income - current portion                                      113,241            143,700             18,424
Deferred liabilities - current portion                                   8,587              7,849              1,006
Income taxes payable                                                       175                175                 22
Taxes other than income                                                  6,083              6,129                786
                                                              -----------------  -----------------  -----------------

Total current liabilities                                              250,694            263,070             33,727
                                                              -----------------  -----------------  -----------------

Deferred income - non-current portion                                    6,599              5,502                705
Deferred liabilities -  non-current portion                              9,114              7,643                980
Long-term bank loans -  non-current portion                              1,498              1,047                134
Obligations under finance leases - non-current portion                     716                 75                 10
Deferred taxation                                                        2,746              2,746                352
Minority interests                                                       7,230              6,875                881

Commitments and contingencies

Stockholders' equity:
Common stock, par value US$0.001 each,
   100 million shares of stock authorized;
   10 million shares of stock issued and outstanding                        78                 78                 10
Cumulative translation adjustments                                         162                162                 21
Retained earnings                                                       36,049             26,774              3,433
                                                              -----------------  -----------------  -----------------

Total stockholders' equity                                              36,289             27,014              3,464
                                                              -----------------  -----------------  -----------------

Total liabilities and stockholders' equity                             314,886            313,972             40,253
                                                              =================  =================  =================

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2004 or at any other certain rate.

                            PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                            --------------------------------------------
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -----------------------------------------------
                      FOR THE THREE MONTHS FROM JANUARY 1, 2003 TO MARCH 31, 2003
                                AND JANUARY 1, 2004 TO MARCH 31, 2004
                                           (in thousands)

                                                                       Three Months Ended March 31
                                                                     ------------------------------
                                                                       2003       2004       2004
                                                                     --------   --------   --------
                                                                       HK$        HK$         US$

Cash flows from operating activities:
Net loss                                                              (9,662)    (9,275)    (1,189)

Adjustments to reconcile net loss to net cash provided
  by operating activities:
    Minority interests                                                    24       (200)       (26)
    Depreciation                                                      16,010     15,286      1,960
    Loss on disposal of property, plant and equipment                     59         --         --

Changes in working capital:
    Trade receivables                                                    398       (793)      (102)
    Deposits, prepayments and other current assets                    (2,133)       859        110
    Inventories                                                            1          1         --
    Due from a related company                                        (1,711)    (3,950)      (506)
    Trade and other payables                                           2,681    (17,380)    (2,228)
    Deferred income                                                    5,827     29,362      3,764
    Deferred liabilities                                                (710)    (2,209)      (283)
    Income taxes payable/recoverable                                  (4,348)      (725)       (93)
    Taxes other than income                                              (85)        46          6
                                                                     --------   --------   --------

Net cash provided by operating activities                              6,351     11,022      1,413
                                                                     --------   --------   --------

Cash flows from investing activities:
    Prepayments for construction-in-progress                          (1,651)    (9,503)    (1,218)
    Acquisition of property, plant and equipment                      (3,615)    (1,822)      (234)
    Acquisition of marketable securities                                (500)      (990)      (127)
    Sales proceeds from disposal of property, plant and equipment         29         --         --
                                                                     --------   --------   --------

Net cash used in investing activities                                 (5,737)   (12,315)    (1,579)
                                                                     --------   --------   --------

Cash flows from financing activities:
    (Increase) Decrease in bank deposits                                 (15)     2,399        308
    Due from a stockholder                                               808        282         36
    (Settlement of) Proceeds from short-term bank loans               (1,903)     3,996        512
    Proceeds from long-term bank loans                                 7,338         --         --
    Repayment of long-term bank loans                                 (4,145)    (2,680)      (344)
    Capital element of finance lease rental payments                  (2,348)    (2,419)      (310)
                                                                     --------   --------   --------

Net cash (used in) provided by financing activities                     (265)     1,578        202
                                                                     --------   --------   --------

Net increase in cash and cash equivalents                                349        285         36

Cash and cash equivalents at beginning of period                       1,336      1,806        232

Cumulative translation adjustments                                         1         --         --
                                                                     --------   --------   --------

Cash and cash equivalents at end of period                             1,686      2,091        268
                                                                     ========   ========   ========

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2004 or at any other certain rate.

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
             -----------------------------------------------------
            (Amounts in thousands, except share and per share data)

1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Physical Spa & Fitness Inc. ("the Company") and the subsidiaries that it controls. The Company, through its subsidiaries, operates fitness and spa/beauty centers in Hong Kong and China. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

         The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. PREPARATION OF FINANCIAL STATEMENTS

         The Group has a negative working capital of HK$186,469 and HK$194,107 as of December 31, 2003 and March 31, 2004. Besides, the Group has incurred losses of HK$44,968 in the year ended December 31,2003 and HK$9,275 in the three-month period ended March 31, 2004. These conditions raise substantial doubt about the Group's ability to continue as a going concern.

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

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company's financial statements.

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

         Information concerning consolidated operations by business segment is presented in the tables below:

         CONSOLIDATED OPERATIONS BY BUSINESS SEGMENT

                                                    THREE MONTHS ENDED MARCH 31
                                                   ---------------------------------
                                                     2003        2004        2004
                                                   ---------   ---------   ---------
                                                      HK$         HK$         US$

         Operating revenues
             - Physical fitness                      62,893      61,212       7,848
             - Beauty treatments                     42,872      52,250       6,699
             - Others                                    --          89          11
                                                   ---------   ---------   ---------

                                                    105,765     113,551      14,558
                                                   =========   =========   =========

         Operating (loss) profit
             - Physical fitness                      (9,271)    (12,532)     (1,606)
             - Beauty treatments                       (391)      3,302         423
             - Others                                    --         (45)         (6)
                                                   ---------   ---------   ---------
                                                     (9,662)     (9,275)     (1,189)

         Income taxes included in
            segment (loss) profit above                 462         --          --
         Minority interests included
            in segment profit (loss) above               24        (200)        (26)
                                                   ---------   ---------   ---------
         Consolidated loss before income
           taxes and minority interests              (9,176)     (9,475)     (1,215)
                                                   =========   =========   =========

                                       -5-

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
             -----------------------------------------------------
            (Amounts in thousands, except share and per share data)

5. LONG-TERM BANK LOANS

         The Group had not obtained additional long-term bank loans during the three-month period ended March 31, 2004.

         During the period under review, the Group repaid HK$2,680 of its outstanding bank loans. The outstanding loan balances as of March 31, 2004 were analyzed as follows:

              PRINCIPAL        INTEREST RATE        MATURITY
              ---------        -------------        --------
           HK$        US$

         4,700        602        5.57%                Within one year
           799        102        6.65%                Serially from 2004 to 2005
         2,353        302        HK$ prime + 1.5%     Serially from 2004 to 2005
         1,240        159        HK$ prime + 1.5%     Serially from 2004 to 2007
       -------    -------
         9,092      1,165
       =======    =======

        Aggregate maturities of the long-term bank loans are as follows:

                     PRINCIPAL             PAYABLES DURING THE FOLLOWING PERIODS
                     ---------             -------------------------------------
                 HK$         US$

               8,045       1,031           2004
             -------     -------
                 527          68           2005
                 360          46           2006
                 160          20           2007
             -------     -------
               1,047         134
             -------     -------
               9,092       1,165
             =======     =======

6. DUE FROM A RELATED COMPANY

The amount due from Williluck International Limited is unsecured, interest-free and has no fixed repayment terms. The connected directors are Mr. Luk Ngai Keung and Ms. Ho Yuk Wah.

7. CONTINGENT LIABILITIES

The Company imported beauty products from suppliers in Hong Kong into the PRC for beauty treatment and sales to its customers. Under the prevailing PRC rules and regulations governing imports into the PRC, the Company is required to make import declarations and to pay various taxes including, inter alia, customs duty, consumption tax and value-added tax, on such imports. The Company faced further penalty, additional to the original amount of taxes payable, ranging from 50% to 500% of of the original amount of taxes payable, had the Company been found in breach of any of such rules and regulations.

As of December 31, 2003 and March 31, 2004, the Company is potentially liable to make good in aggregate an amount of HK$12,388, of which an amount of HK$6,728 has been provided for in both balance sheet dates as Taxes Other Than Income and as Other Receivables in the liabilities and assets respectively. No further provision has been made for the difference and any potential amount of penalty which might be imposed. In this respect, the directors are of the opinion that the probability that such potential liabilities will be crystallized would be remote.

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

Overview of Company's Business:

         The Company, through its predecessor companies and its subsidiaries, has been an established commercial operator of fitness and spa centers in Hong Kong and China since 1986. The Company currently operates seventeen facilities: thirteen in Hong Kong and four in China (including one in Macau). In addition, the Company is appointed by an outside investor to manage a fitness and spa center in Hang Zhou, China. Management believes that the Company is one of the top providers of fitness facilities and spa and beauty treatment services in Hong Kong and China, with approximately 100,000 customers. The Company offers to its customers, at each location, access to a wide range of U.S.- styled fitness and spa services.

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

RESULTS OF OPERATIONS


                                                 Three Months Ended
                                                     March 31
                                                 2003          2004
                                              -----------  -----------
Operating Revenues                              100.00%     100.00%

Total operating expenses                        107.27%     107.40%

Operating loss                                  (7.27%)     (7.40%)

Loss before income taxes and
minority interests                              (8.68%)     (8.34%)

Provision for income taxes                       0.44%         --

Minority interests                               0.02%      (0.18%)

Net loss                                        (9.14%)     (8.17%)
                                            ===========  ===========

THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED).
--------------------------------------------------------------------------------

         OPERATING REVENUES. The Company's operating revenues increased
7% to HK$113,551,000 (US$14,558,000) in the first quarter of 2004 as compared to HK$105,765,000 (US$13,560,000) of the same period last year.

         Operating revenues derived by the Company's fitness services decreased 3% to HK$61,212,000 (US$7,848,000) compared to HK$62,893,000 (US$8,063,000) of last year. Fitness revenues as a percentage of total revenues were 54% in the first quarter of 2004 as compared to 59% in the first quarter of 2003.

         Operating revenues from the Company's beauty treatment business totaled HK$52,250,000 (US$6,699,000) compared to HK$42,872,000 (US$5,496,000) of last year, representing an increase of 22%. Beauty treatment revenues as a percentage of total revenues increased from 41% to 46% in the first quarter of 2004 as compared to 2003.

         OPERATING EXPENSES. The Company's operating expenses for the first quarter of 2004 totaled HK$121,955,000 (US$15,635,000) compared to HK$113,449,000 (US$14,545,000) in 2003, representing an increase of 7%. Total operating expenses, after taking into account all corporate expenses, were 107% of total operating revenue in the periods ended March 31, 2004 and 2003.The increase was mainly due to additional expenses incurred by the Citylink, Shatin center which has not yet commenced operation in the corresponding period of last year.

         TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first quarter of 2004 totaled HK$1,071,000 (US$138,000) compared to HK$1,492,000 (US$191,000) in 2003. This represents a decrease of 28% mainly due to lower interest expenses.

         PROVISION FOR INCOME TAXES. No provision for income taxes was made for the first quarter of 2004 as a result of losses incurred.

         NET LOSS. The Company has suffered a net loss of HK$9,275,000 (US$1,189,000) for the first quarter of 2004, compared to a net loss of HK$9,662,000 (US$1,239,000) for 2003, representing a decrease of 4%. Management believes that the bottom line will improve in the next quarter when the deferred income is gradually recognized. There is an increase of HK$29,362,000 (US$3,764,000) in the provision of deferred income for the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions.

         Cash and cash equivalent balances as of March 31, 2004 and December 31, 2003 were HK$2,091,000 (US$268,000) and HK$1,806,000 (US$232,000).

         Net cash provided by operating activities were HK$6,351,000 (US$814,000) and HK$11,022,000 (US$1,413,000) for the three-month periods ended March 31, 2003 and 2004, respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$5,737,000 (US$736,000) and HK$12,315,000 (US$1,579,000) for
the three-month periods ended March 31, 2003 and 2004 respectively, primarily as a result of expenditures for property, plant and equipment. Net cash (used in) provided by financing activities, which mainly include proceeds from bank loans, net interest and repayment, were HK$(265,000) (US$(34,000)) and HK$1,578,000 (US$202,000) in the three-month periods ended March 31, 2003 and 2004, respectively.

         During the three-month period ended March 31, 2004, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material. The Company's long-term loans bear interest rates varying from 5.57% to 6.65% per annum. The total balance outstanding as of March 31, 2004 on such loans was HK$9,092,000 (US$1,165,000). The last repayment on the loans is due in 2007. These facilities were secured by certain leasehold property in Hong Kong owned by the Company's subsidiary (Ever Growth Limited) and a related company, a fixed charge over a subsidiary's machinery and equipment and a floating charge over its other assets (Physical Health Centre (Macau) Limited), fixed deposits and securities owned by the Company's subsidiaries (Physical Health Centre Hong Kong Limited, Physical Health Centre (E House) Limited, and Physical Health center (TST) Limited) and personal guarantees from Mr. Luk, respectively.

         During the three-month period ended March 31, 2004, the Company purchased marketable securities of HK$990,000 (US$127,000). The Company have no other material purchases of investments during the period under review.

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

         The Company's trade receivable balance at March 31, 2004, was HK$9,731,000 (US$1,248,000). These trade receivables are mainly amounts due from major credible banks and the history of credit loss from these banks are none.

         Capital expenditure for Fiscal Year 2003, and the three-month period ended March 31, 2004, were HK$46,159,000 (US$5,918,000) and HK$1,822,000
(US$234,000) respectively.

         And as mentioned in note 2 to the financial statements, the Company has negative working capital and net loss. The Principal Stockholder has undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern. In this connection, the Principal Stockholder agrees to inject funds and realize his net worth assets to support the Company as and when required. Accordingly, the Company believes that cash flow generated from its operations, the tight cost and cash flow control measures and its existing and additional credit facilities to be sought should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES

Besides the accounting policies as described in note 3 to the financial statements for the year ended December 31, 2003, the management considers that the Group has not adopted any other critical accounting policies.

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

PART II - OTHER INFORMATION

ITEM 1  - LEGAL PROCEEDINGS

          NONE

ITEM 2  - CHANGES IN SECURITIES AND USE OF PROCEEDS

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

                                    PHYSICAL SPA & FITNESS INC.
                                    (Registrant)

Date: May 24, 2004                  /s/ Ngai Keung Luk
                                    ------------------------------------
                                    Ngai Keung Luk,
                                    Chairman and Chief Executive Officer

Date: May 24, 2004                  /s/ Robert Chui
                                    ------------------------------------
                                    Robert Chui,
                                    Chief Financial Officer

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

5/24/04                                   /s/ Ngai Keung Luk
---------------                            -------------------------------------
Date                                       Chairman and Chief Executive Officer

5/24/04                                   /s/ Robert Chui
---------------                            -------------------------------------
Date                                       Chief Financial Officer