Form 10-Q
period 2004-06-30
PHYSICAL SPA & FITNESS INC
filed 2004-08-23
CIK 1048055

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

( ) TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

Commission file number 0-26573

                           PHYSICAL SPA & FITNESS INC.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                              98-0203281
---------------------------------                            -------------------
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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: June 30, 2004, 10,000,000 shares.

                                TABLE OF CONTENTS

PART I  -  FINANCIAL INFORMATION                                    PAGE
                                                                    ----
   ITEM 1   -   FINANCIAL STATEMENTS

     Condensed Consolidated Statements of Operations                   1
     for the three-month and six-month periods ended June 30, 2003 and 2004 (Unaudited)

     Condensed Consolidated Balance Sheets at December 31, 2003        2
      and June 30, 2004 (Unaudited)

     Condensed Consolidated Statements of Cash Flows                   3
     for the six-month periods ended
     June 30, 2003 and 2004 (Unaudited)

     Notes to Financial Statements                                     4

   ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                7
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   ITEM 3   -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT        12
                MARKET RISK

   ITEM 4   -   CONTROLS AND PROCEDURES                               12

PART II  -   OTHER INFORMATION

   ITEM 1   -   LEGAL PROCEEDINGS                                     13

   ITEM 2   -   CHANGE IN SECURITIES AND USE OF PROCEEDS              13

   ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES                       13

   ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE                       13
                OF SECURITY HOLDERS

   ITEM 5   -   OTHER INFORMATION                                     13

   ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K                      13

                                        PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                                        --------------------------------------------

                                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      -----------------------------------------------
                                      (In thousands, except share and per share data)

                                                           Three months ended June 30         Six months ended June 30
                                                       2003        2004        2004        2003        2004         2004
                                                     ---------   ---------   ---------   ---------   ---------   ---------
                                                        HK$         HK$         US$         HK$          HK$         US$

Operating Revenues
Fitness service                                        63,205      92,040      11,800     126,098     153,252      19,648
Beauty treatments                                      39,065      52,502       6,731      81,937     104,752      13,430
Others                                                    193          59           8         193         148          18
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Total operating revenues                              102,463     144,601      18,539     208,228     258,152      33,096
                                                     ---------   ---------   ---------   ---------   ---------   ---------

Operating Expenses
Salaries and commissions                              (37,547)    (41,366)     (5,303)    (75,844)    (82,144)    (10,531)
Rent and related expenses                             (40,215)    (39,409)     (5,052)    (75,158)    (79,748)    (10,224)
Depreciation                                          (15,799)    (17,008)     (2,181)    (31,809)    (32,294)     (4,140)
Other selling and administrative expenses             (26,590)    (33,287)     (4,268)    (50,789)    (58,839)     (7,543)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Total operating expenses                             (120,151)   (131,070)    (16,804)   (233,600)   (253,025)    (32,438)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
(Loss) Income from operations                         (17,688)     13,531       1,735     (25,372)      5,127         658
                                                     ---------   ---------   ---------   ---------   ---------   ---------

Non-operating income (expenses)
Other income, net                                         150       1,273         163         228       1,361         174
Interest expenses                                      (1,559)     (2,028)       (260)     (3,129)     (3,187)       (409)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Total non-operating expenses                           (1,409)       (755)        (97)     (2,901)     (1,826)       (235)
                                                     ---------   ---------   ---------   ---------   ---------   ---------

(Loss) Income before income taxes
 and minority interests                               (19,097)     12,776       1,638    (28,273)       3,301         423

Provision for income taxes                                210      (2,689)       (345)       (252)     (2,689)       (345)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
(Loss) Income before minority interests               (18,887)     10,087       1,293     (28,525)        612          78

Minority interests                                        257        (362)        (46)        233        (162)        (21)
                                                     ---------   ---------   ---------   ---------   ---------   ---------

Net (loss) income                                     (18,630)      9,725       1,247     (28,292)        450          57
Other comprehensive loss
- Foreign currency translation adjustments                 (1)         --          --          --          --          --
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Comprehensive (loss) income                           (18,631)      9,725       1,247     (28,292)        450          57
                                                     =========   =========   =========   =========   =========   =========

(Loss) Income per common share                          (1.86)       0.97        0.12      (2.83)        0.05        0.01
                                                     =========   =========   =========   =========   =========   =========
Number of shares of common stock outstanding
(in thousands)                                         10,000      10,000      10,000      10,000      10,000      10,000
                                                     =========   =========   =========   =========   =========   =========



Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2004 or at any other certain rate.

                                 PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                                 --------------------------------------------
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ---------------------------------------
                                   AS OF DECEMBER 31, 2003 AND JUNE 30, 2004
                                (In thousands, except share and per share data)
                                                                                       As of
                                                                  -------------------------------------------------------
                                                           Note    December 31, 2003               June 30, 2004
                                                                          (Audited)                    (Unaudited)
                                                                           HK$                HK$                US$
ASSETS

Current assets
Cash and cash equivalents                                                1,806              1,243                159
Trade receivables                                                        8,938             13,481              1,728
Other receivables                                                        6,728              6,728                863
Rental and utility deposits                                             31,862             31,516              4,041
Prepayments to vendors and suppliers and other current assets            8,336              5,331                683
Inventories, finished products for beauty treatment and sale             3,992              5,594                717
Income taxes recoverable                                                 2,563              2,303                295
Due from a related company                                  6               --                830                106
                                                              -----------------  -----------------  -----------------

Total current assets                                                    64,225             67,026              8,592
                                                              -----------------  -----------------  -----------------

Marketable securities, collateralized                                    3,290              4,280                549
Bank deposits, collateralized                                           13,103             10,507              1,347
Due from a stockholder                                                   9,481              9,453              1,212
Prepayments for construction-in-progress                                     -              1,775                228
Property, plant and equipment,
   net of accumulated depreciation of HK$286,344                       224,787            213,234             27,338
                                                              -----------------  -----------------  -----------------

Total assets                                                           314,886            306,275             39,266
                                                              =================  =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Short-term bank loans                                                   14,473             11,837              1,517
Long-term bank loans - current portion                       5          10,274              6,846                878
Trade and other payables                                                92,345             67,908              8,706
Obligations under finance leases - current portion                       5,516              2,320                297
Deferred income - current portion                                      113,241            136,569             17,509
Deferred liabilities - current portion                                   8,587              7,180                921
Income taxes payable                                                       175              1,721                221
Taxes other than income                                                  6,083              6,559                841
                                                              -----------------  -----------------  -----------------

Total current liabilities                                              250,694            240,940             30,890
                                                              -----------------  -----------------  -----------------

Deferred income - non-current portion                                    6,599              9,913              1,271
Deferred liabilities -  non-current portion                              9,114              7,910              1,014
Long-term bank loans -  non-current portion                  5           1,498                790                101
Obligations under finance leases - non-current portion                     716                  -                  -
Deferred taxation                                                        2,746              2,746                352
Minority interests                                                       7,230              7,237                928

Commitments and contingencies                                7

Stockholders' equity:
Common stock, par value US$0.001 each,
   100 million shares of stock authorized;
   10 million shares of stock issued and outstanding                        78                 78                 10
Cumulative translation adjustments                                         162                162                 21
Retained earnings                                                       36,049             36,499              4,679
                                                              -----------------  -----------------  -----------------

Total stockholders' equity                                              36,289             36,739              4,710
                                                              -----------------  -----------------  -----------------

Total liabilities and stockholders' equity                             314,886            306,275             39,266
                                                              =================  =================  =================

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2004 or at any other certain rate.

                            PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                            --------------------------------------------
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -----------------------------------------------
                      FOR THE SIX MONTHS FROM JANUARY 1, 2003 TO JUNE 30, 2003
                                AND JANUARY 1, 2004 TO JUNE 30, 2004
                                           (in thousands)

                                                                       Six Months Ended June 30
                                                                     ------------------------------
                                                                       2003       2004       2004
                                                                     --------   --------   --------
                                                                       HK$        HK$         US$

Cash flows from operating activities:
Net (loss) income                                                    (28,292)       450         57

Adjustments to reconcile net (loss) income
to net cash provided by operating activities:
    Minority interests                                                  (233)       162         21
    Depreciation                                                      31,809     32,294      4,140
    (Gain) Loss on disposal of property, plant and equipment             (56)        13          2

Changes in working capital:
    Trade receivables                                                 (8,122)    (4,543)      (582)
    Rental and utility deposits                                            1         --         --
    Deposits, prepayments and other current assets                    (2,112)     3,196        409
    Inventories                                                           --     (1,602)      (205)
    Due from a related company                                        (2,372)      (830)      (106)
    Trade and other payables                                           9,083    (24,437)    (3,133)
    Deferred income                                                   18,752     26,642      3,415
    Deferred liabilities                                               4,235     (2,611)      (335)
    Income taxes payable/recoverable                                  (5,179)     1,806        232
    Taxes other than income                                              202        476         61
                                                                     --------   --------   --------

Net cash provided by operating activities                             17,716     31,016      3,976
                                                                     --------   --------   --------

Cash flows from investing activities:
    Prepayments for construction-in-progress                            (380)    (1,775)      (228)
    Acquisition of property, plant and equipment                     (11,589)   (20,757)    (2,661)
    Acquisition of marketable securities                              (1,750)      (990)      (127)
    Proceeds from disposal of held-to-maturity securities              3,114         --         --
    Sales proceeds from disposal of property, plant and equipment         33          3         --
                                                                     --------   --------   --------

Net cash used in investing activities                                (10,572)   (23,519)    (3,016)
                                                                     --------   --------   --------

Cash flows from financing activities:
    (Increase) Decrease in bank deposits                              (2,124)     2,596        333
    Due from a stockholder                                             3,785         28          4
    Settlement of short-term bank loans                               (3,440)    (2,636)      (338)
    Proceeds from long-term bank loans                                 7,338         --         --
    Repayment of long-term bank loans                                 (8,773)    (4,136)      (530)
    Assumption of finance lease obligations                            1,800         --         --
    Capital element of finance lease rental payments                  (4,846)    (3,912)      (502)
                                                                     --------   --------   --------

Net cash used in financing activities                                 (6,260)    (8,060)    (1,033)
                                                                     --------   --------   --------

Net increase (decrease) in cash and cash equivalents                     884       (563)       (73)

Cash and cash equivalents at beginning of period                       1,336      1,806        232
                                                                     --------   --------   --------

Cash and cash equivalents at end of period                             2,220      1,243        159
                                                                     ========   ========   ========

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2004 or at any other certain rate.

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

         The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. PREPARATION OF FINANCIAL STATEMENTS

         The Group has a negative working capital of HK$186,469 and HK$173,914 as of December 31, 2003 and June 30, 2004. These conditions raise doubt about the Group's ability to continue as a going concern.

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

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In November 2003, the EITF reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". EITF Issue No. 03-01 establishes additional disclosure requirements for each category of SFAS No. 115 and 124 investments in a loss position for annual periods ending after December 15, 2003. In March 2004, the EITF also reached a consensus on the additional accounting guidance for other-than-temporary impairments and its application to debt and equity investments in reporting periods beginning after June 15, 2004 and the additional disclosures for equity securities that are not subject to the scope of SFAS No.115 and not accounted for under the equity method under APB Opinion 18 and related interpretation ("cost method investments") for annual financial statements for fiscal years ending after June 15, 2004. Comparative information for the periods prior to initial application of this issue is not required. The Company will test for other-than-temporary impairment under the guidance in the third quarter of fiscal year 2004.

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

         Information concerning consolidated operations by business segment is presented in the tables below:


         CONSOLIDATED OPERATIONS BY BUSINESS SEGMENT

                                                      THREE MONTHS ENDED JUNE 30           SIX MONTHS ENDED JUNE 30
                                                   ---------------------------------   ---------------------------------
                                                     2003        2004        2004        2003         2004        2004
                                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                      HK$         HK$         US$         HK$         HK$          US$

         Operating revenues
             - Physical fitness                      63,205      92,040      11,800     126,098     153,252      19,648
             - Beauty treatments                     39,065      52,502       6,731      81,937     104,752      13,430
             - Others                                   193          59           8         193         148          18
                                                   ---------   ---------   ---------   ---------   ---------   ---------

                                                    102,463     144,601      18,539     208,228     258,152      33,096
                                                   =========   =========   =========   =========   =========   =========

         Net (loss) income
             - Physical fitness                     (13,253)     11,473       1,471     (22,524)     (1,059)       (136)
             - Beauty treatments                     (5,570)     (1,617)       (207)     (5,961)      1,685         216
             - Others                                   193        (131)        (17)        193        (176)        (23)
                                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                    (18,630)      9,725       1,247     (28,292)        450          57

         Income taxes included in
            segment (loss) income above                (210)      2,689         345         252       2,689         345

         Minority interests included
            in segment (loss) income above             (257)        362          46        (233)        162          21
                                                   ---------   ---------   ---------   ---------   ---------   ---------
         Consolidated (loss) income before income
           taxes and minority interests             (19,097)     12,776       1,638     (28,273)      3,301         423
                                                   =========   =========   =========   =========   =========   =========


                                                           -5-

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
             -----------------------------------------------------
            (Amounts in thousands, except share and per share data)

5. LONG-TERM BANK LOANS

         The Group had not obtained additional long-term bank loans during the six-month period ended June 30, 2004.

         During the six months ended June 30 2004, the Group repaid HK$4,136 of its outstanding bank loans. The outstanding loan balances as of June 30, 2004 were analyzed as follows:

              PRINCIPAL        INTEREST RATE        MATURITY
              ---------        -------------        --------
           HK$        US$

         4,700        603        5.84%                Within one year
         1,786        229        HK$ prime + 1.5%     Serially from 2004 to 2005
         1,150        147        HK$ prime + 1.5%     Serially from 2004 to 2007
       -------    -------
         7,636        979
       =======    =======

        Aggregate maturities of the long-term bank loans are as follows:

                     PRINCIPAL             PAYABLES DURING THE FOLLOWING PERIODS
                     ---------             -------------------------------------
                 HK$         US$

               6,846         878           2004
             -------     -------
                 360          46           2005
                 360          46           2006
                  70           9           2007
             -------     -------
                 790         101
             -------     -------
               7,636         979
             =======     =======

6. DUE FROM A RELATED COMPANY

The amount due from Williluck International Limited is trade in nature, unsecured, interest-free and has no fixed repayment terms. The connected directors are Mr. Luk Ngai Keung and Ms. Ho Yuk Wah.

7. COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2003 and June 30, 2004, the Company is potentially liable to make good in aggregate an amount of HK$12,388, of which an amount of HK$6,728 has been provided for in both balance sheet dates as Taxes Other Than Income and as Other Receivables in the liabilities and assets respectively. No further provision has been made for the difference and any potential amount of penalty which might be imposed. In this respect, the directors are of the opinion that the probability that such potential liabilities will be crystallized would be remote.

During the six months ended June 30 2004, the Company's subsidiary leases a property under operating lease in Shanghai. The lease runs for a period of 5 years, with an option to renew for a further 5 years upon the expiry of the original term ("1st optional term") and upon the expiry of the 1st optional term, a second option to renew for a further term of 5 years. Lease payments are fixed for the initial period at US$73 per month but will be adjusted to reflect the market rental for the renewal periods.

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

RESULTS OF OPERATIONS

                                                 Three Months Ended          Six Months Ended
                                                     June 30                      June 30
                                                 2003          2004           2003         2004
                                              -----------  -----------    -----------  -----------
Operating Revenues                              100.00%      100.00%          100.00%     100.00%

Total operating expenses                        117.26%       90.64%          112.18%      98.01%

Operating (loss) income                         (17.26%)       9.36%          (12.18%)      1.99%

(Loss) Income before income taxes and
minority interests                              (18.64%)       8.84%          (13.58%)      1.28%

Provision for income taxes                       (0.21%)       1.86%            0.12%       1.04%

Minority interests                               (0.25%)       0.25%           (0.11%)      0.06%

Net (loss) income                               (18.18%)       6.73%          (13.59%)      0.17%
                                            ===========   ===========      ===========  ==========

THREE MONTHS ENDED JUNE 30, 2004 (UNAUDITED) COMPARED TO THREE MONTHS ENDED JUNE 30, 2003 (UNAUDITED).
--------------------------------------------------------------------------------

         OPERATING REVENUES. The Company's operating revenues increased 41% to HK$144,601,000 (US$18,539,000) in the second quarter of 2004 as compared to HK$102,463,000 (US$13,136,000) of the same period last year.

         Operating revenues derived by the Company's fitness services increased 46% to HK$92,040,000 (US$11,800,000) compared to HK$63,205,000 (US$8,103,000) of last year. Fitness revenues as a percentage of total revenues were 64% in the second quarter of 2004 as compared to 62% in the second quarter of 2003.

         Operating revenues from the Company's beauty treatment business totaled HK$52,502,000 (US$6,731,000) compared to HK$39,065,000 (US$5,008,000) of last year, representing an increase of 34%. Beauty treatment revenues as a percentage of total revenues were 36% in the second quarter of 2004 as compared to 38% of 2003.

         OPERATING EXPENSES. The Company's operating expenses for the second quarter of 2004 totaled HK$131,070,000 (US$16,804,000) compared to HK$120,151,000 (US$15,404,000) in 2003, representing an increase of 9%. The increase was mainly due to additional expenses incurred by the Citylink, Shatin center which has not yet commenced operation in the corresponding period of last year. Total operating expenses, after taking into account all corporate expenses, were 91% of total operating revenue in the quarter ended June 30, 2004 as compared to 117% of 2003.

         TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the second quarter of 2004 totaled HK$755,000 (US$97,000) compared to HK$1,409,000 (US$181,000) in 2003. This represents a decrease of 46% mainly due to an offset effect of other income resulting from the management service provided to the Hang Zhou center.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the second quarter of 2004 totaled HK$2,689,000 (US$345,000) compared to a negative provision of HK$210,000 (US$27,000) in the second quarter of 2003, representing an increase of HK$2,899,000 (US$372,000) or 1380%.

         NET INCOME. The Company has recorded a net income of HK$9,725,000 (US$1,247,000) for the second quarter of 2004, compared to a net loss of HK$18,630,000 (US$2,388,000) for 2003, representing an increase of HK$28,355,000
(US$3,635,000) or 152%. The improvement in the bottom line reflects the gradual pick-up of the business from the adverse economic situation. The Company also benefits from a comparison with a relatively low base of last year which saw a disastrous SARS outbreak in the second quarter.

SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED).
----------------------------------------------------------------------------

         OPERATING REVENUES. Operating revenues for the first six months of 2004 totaled HK$258,152,000 (US$33,096,000) compared to HK$208,228,000
(US$26,696,000) of last year, representing an increase of 24%.

         Operating revenues derived by the Company's fitness services increased 22% to HK$153,252,000 (US$19,648,000) compared to HK$126,098,000 (US$16,166,000)
in 2003. Fitness revenues as a percentage of total revenues were 59% in the first six months of 2004 as compared to 61% in the same period last year.

         Operating revenues from the Company's beauty treatment business increased 28% to HK$104,752,000 (US$13,430,000) in the first six months of 2004 compared to HK$81,937,000 (US$10,505,000) of last year. Beauty treatment revenues as a percentage of total revenues were 41% in the first six months of 2004 as compared to 39% in the first six months of 2003.

         OPERATING EXPENSES. The Company's operating expenses for the first six months of 2004 totaled HK$253,025,000 (US$32,438,000) compared to HK$233,600,000
(US$29,949,000) in the first six months of 2003, representing an increase of 8%. This reflects the additional costs incurred by the new center during the period under review. Total operating expenses, after taking into account all corporate expenses, were 98% of total operating revenue as compared to 112% of last year.

         TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first six months of 2004 totaled HK$1,826,000 (US$235,000) compared to HK$2,901,000 (US$372,000) in the first six months of 2003. This represents a decrease of 37% mainly due to the recognition of management service income.

          PROVISION FOR INCOME TAXES. Provision for income taxes for the first six months of 2004 totaled HK$2,689,000 (US$345,000) compared to HK$252,000 (US$32,000) in the first six months of 2003, representing an increase of 967%.

         NET INCOME. The Company had generated a net income of HK$450,000 (US$57,000) for the first six months of 2004, compared to a net loss of HK$28,292,000 (US$3,627,000) for the first six months of 2003, representing an increase of 102%. Management believes that the business of the Company will further improve in the next quarter as there is increasing concerns of the general public about obesity and their desire for a slim body especially in the summer.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions.

         Cash and cash equivalent balances as of June 30, 2004 and December 31, 2003 were HK$1,243,000 (US$159,000) and HK$1,806,000 (US$232,000).

         Net cash provided by operating activities were HK$17,716,000 (US$2,271,000) and HK$31,016,000 (US$3,976,000) for the six-month periods ended
June 30, 2003 and 2004, respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$10,572,000 (US$1,355,000) and HK$23,519,000 (US$3,016,000)
for the six-month periods ended June 30, 2003 and 2004 respectively, primarily as a result of expenditures for property, plant and equipment. Net cash used in financing activities, which mainly include proceeds from bank loans, net interest and repayment, were HK$6,260,000 (US$803,000) and HK$8,060,000 (US$1,033,000) in the six-month periods ended June 30, 2003 and 2004, respectively.

         During the six-month period ended June 30, 2004, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material. The Company's long-term loans bear interest rates varying from 5.84% to 6.5% per annum. The total balance outstanding as of June 30, 2004 on such loans was HK$7,636,000 (US$979,000). The last repayment on the loans is due in 2007. These facilities were secured by certain leasehold property in Hong Kong owned by the Company's subsidiary (Ever Growth Limited) and a related company, a fixed charge over a subsidiary's machinery and equipment and a floating charge over its other assets (Physical Health Centre (Macau) Limited), fixed deposits and securities owned by the Company's subsidiaries (Physical Health Centre Hong Kong Limited, Physical Health Centre (E House) Limited, and Physical Health center (TST) Limited) and personal guarantees from Mr. Luk, respectively.

         During the six-month period ended June 30, 2004, the Company has no material purchases of investments.

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

         The Company's trade receivable balance at June 30, 2004, was HK$13,481,000 (US$1,728,000). These trade receivables are mainly amounts due from major credible banks and the history of credit loss from these banks are none.

         Capital expenditure for Fiscal Year 2003, and the six-month period ended June 30, 2004, were HK$46,159,000 (US$5,918,000) and HK$20,757,000
(US$2,661,000) respectively.

         And as mentioned in note 2 to the financial statements, the Company has negative working capital. The Principal Stockholder has undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern. In this connection, the Principal Stockholder agrees to inject funds and realize his net worth assets to support the Company as and when required. Accordingly, the Company believes that cash flow generated from its operations, the tight cost and cash flow control measures and its existing and additional credit facilities to be sought should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months.

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

                                    PHYSICAL SPA & FITNESS INC.
                                  (Registrant)

Date: August 16, 2004                  /s/ Ngai Keung Luk
                                    ------------------------------------
                                    Ngai Keung Luk,
                                    Chairman and Chief Executive Officer

Date: August 16, 2004                  /s/ Robert Chui
                                    ------------------------------------
                                  Robert Chui,
                                    Chief Financial Officer

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

8/20/04                                   /s/ Ngai Keung Luk
---------------                            -------------------------------------
Date                                       Chairman and Chief Executive Officer

8/20/04                                   /s/ Robert Chui
---------------                            -------------------------------------
Date                                       Chief Financial Officer