Form 10-Q
period 2004-09-30
PHYSICAL SPA & FITNESS INC
filed 2004-11-22
CIK 1048055

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: September 30, 2004, 10,000,000 shares.

                                TABLE OF CONTENTS

PART I  -  FINANCIAL INFORMATION                                    PAGE
                                                                    ----
   ITEM 1   -   FINANCIAL STATEMENTS

     Condensed Consolidated Statements of Operations                   1
     for the three-month and nine-month periods ended September 30, 2003 and 2004 (Unaudited)

     Condensed Consolidated Balance Sheets at December 31, 2003        2
      and September 30, 2004 (Unaudited)

     Condensed Consolidated Statements of Cash Flows                   3
     for the nine-month periods ended
     September 30, 2003 and 2004 (Unaudited)

     Notes to Financial Statements                                     4

   ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                7
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   ITEM 3   -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT        12
                MARKET RISK

   ITEM 4   -   CONTROLS AND PROCEDURES                               12

PART II  -   OTHER INFORMATION

   ITEM 1   -   LEGAL PROCEEDINGS                                     13

   ITEM 2   -   CHANGE IN SECURITIES AND USE OF PROCEEDS              13

   ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES                       13

   ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE                       13
                OF SECURITY HOLDERS

   ITEM 5   -   OTHER INFORMATION                                     13

   ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K                      13

                                        PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                                        --------------------------------------------

                                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      -----------------------------------------------
                                      (In thousands, except share and per share data)

                                                      Three months ended September 30     Nine months ended September 30
                                                       2003        2004        2004        2003        2004         2004
                                                     ---------   ---------   ---------   ---------   ---------   ---------
                                                        HK$         HK$         US$         HK$          HK$         US$

Operating Revenues
Fitness service                                        67,670      75,018       9,618     193,768     228,270      29,265
Beauty treatments                                      47,309      50,208       6,437     129,246     154,960      19,867
Others                                                    103          33           4         296         181          23
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Total operating revenues                              115,082     125,259      16,059     323,310     383,411      49,155
                                                     ---------   ---------   ---------   ---------   ---------   ---------

Operating Expenses
Salaries and commissions                              (39,674)    (40,570)     (5,201)   (115,518)   (122,714)    (15,733)
Rent and related expenses                             (39,869)    (42,579)     (5,459)   (115,027)   (122,327)    (15,683)
Depreciation                                          (15,142)    (15,460)     (1,982)    (46,951)    (47,754)     (6,122)
Other selling and administrative expenses             (28,381)    (27,944)     (3,583)    (79,170)    (86,783)    (11,126)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Total operating expenses                             (123,066)   (126,553)    (16,225)   (356,666)   (379,578)    (48,664)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
(Loss) Income from operations                          (7,984)     (1,294)       (166)    (33,356)      3,833         491
                                                     ---------   ---------   ---------   ---------   ---------   ---------

Non-operating income (expenses)
Other income, net                                         168         203          26         396       1,564         201
Interest expenses                                      (2,137)     (1,415)       (181)     (5,266)     (4,602)       (590)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Total non-operating expenses                           (1,969)     (1,212)       (155)     (4,870)     (3,038)       (389)
                                                     ---------   ---------   ---------   ---------   ---------   ---------

(Loss) Income before income taxes
 and minority interests                                (9,953)     (2,506)       (321)    (38,226)        795         102

Benefit (Provision) for income taxes                      201         441          57         (51)     (2,248)       (288)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Loss before minority interests                         (9,752)     (2,065)       (264)    (38,277)     (1,453)       (186)

Minority interests                                        131         425          54         364         263          34
                                                     ---------   ---------   ---------   ---------   ---------   ---------

Net loss                                               (9,621)     (1,640)       (210)    (37,913)     (1,190)       (152)
Other comprehensive loss
- Foreign currency translation adjustments                 --          --          --          --          --          --
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Comprehensive loss                                     (9,621)     (1,640)       (210)    (37,913)     (1,190)       (152)
                                                     =========   =========   =========   =========   =========   =========

Loss per common share                                   (0.96)      (0.16)      (0.02)      (3.79)      (0.12)      (0.02)
                                                     =========   =========   =========   =========   =========   =========
Number of shares of common stock outstanding
(in thousands)                                         10,000      10,000      10,000      10,000      10,000      10,000
                                                     =========   =========   =========   =========   =========   =========



Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2004 or at any other certain rate.

                                 PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                                 --------------------------------------------
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ---------------------------------------
                                AS OF DECEMBER 31, 2003 AND SEPTEMBER 30, 2004
                                (In thousands, except share and per share data)
                                                                                       As of
                                                                  -------------------------------------------------------
                                                           Note    December 31, 2003               September 30, 2004
                                                                                                     (Unaudited)
                                                                           HK$                HK$                US$
ASSETS

Current assets
Cash and cash equivalents                                                1,806              1,593                204
Trade receivables                                                        8,938              4,919                631
Other receivables                                                        6,728              6,728                863
Rental and utility deposits                                             31,862             31,924              4,093
Prepayments to vendors and suppliers and other current assets            8,336              5,174                663
Inventories, finished products for beauty treatment and sale             3,992              6,473                830
Income taxes recoverable                                                 2,563              3,170                406
Due from a related company                                  6               --              1,023                131
                                                              -----------------  -----------------  -----------------

Total current assets                                                    64,225             61,004              7,821
                                                              -----------------  -----------------  -----------------

Marketable securities, collateralized                                    3,290              4,280                549
Bank deposits, collateralized                                           13,103             10,512              1,348
Due from a stockholder                                                   9,481              9,481              1,215
Prepayments for construction-in-progress                                     -              4,132                529
Property, plant and equipment,
   net of accumulated depreciation of HK$300,820                       224,787            203,063             26,034
                                                              -----------------  -----------------  -----------------

Total assets                                                           314,886            292,472             37,496
                                                              =================  =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Short-term bank loans                                                   14,473             11,168              1,431
Long-term bank loans - current portion                       5          10,274              6,366                816
Trade and other payables                                                92,345             63,423              8,131
Obligations under finance leases - current portion                       5,516              1,518                195
Deferred income - current portion                                      113,241            127,081             16,292
Deferred liabilities - current portion                                   8,587              6,564                842
Income taxes payable                                                       175              2,148                275
Taxes other than income                                                  6,083              6,309                809
                                                              -----------------  -----------------  -----------------

Total current liabilities                                              250,694            224,577             28,791
                                                              -----------------  -----------------  -----------------

Deferred income - non-current portion                                    6,599             14,058              1,802
Deferred liabilities -  non-current portion                              9,114              9,180              1,177
Long-term bank loans -  non-current portion                              1,498                  -                  -
Obligations under finance leases - non-current portion                     716                  -                  -
Deferred taxation                                                        2,746              2,746                352
Minority interests                                                       7,230              6,812                873

Commitments and contingencies                                7

Stockholders' equity:
Common stock, par value US$0.001 each,
   100 million shares of stock authorized;
   10 million shares of stock issued and outstanding                        78                 78                 10
Cumulative translation adjustments                                         162                162                 21
Retained earnings                                                       36,049             34,859              4,470
                                                              -----------------  -----------------  -----------------

Total stockholders' equity                                              36,289             35,099              4,501
                                                              -----------------  -----------------  -----------------

Total liabilities and stockholders' equity                             314,886            292,472             37,496
                                                              =================  =================  =================

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2004 or at any other certain rate.

                            PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                            --------------------------------------------
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -----------------------------------------------
                   FOR THE NINE MONTHS FROM JANUARY 1, 2003 TO SEPTEMBER 30, 2003
                               AND JANUARY 1, 2004 TO SEPTEMBER 30, 2004
                                           (in thousands)

                                                                     Nine Months Ended September 30
                                                                     ------------------------------
                                                                       2003       2004       2004
                                                                     --------   --------   --------
                                                                       HK$        HK$         US$

Cash flows from operating activities:
Net loss                                                             (37,913)    (1,190)      (152)

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Minority interests                                                  (364)      (263)       (34)
    Depreciation                                                      46,951     47,754      6,122
    Loss on disposal of property, plant and equipment                    206         50          7

Changes in working capital:
    Trade receivables                                                 (1,468)     4,019        515
    Rental and utility deposits                                         (584)       (62)        (8)
    Prepayments to vendors and suppliers and other current assets     (4,287)     3,007        385
    Inventories                                                           --     (2,481)      (318)
    Due from a related company                                        (3,171)    (1,023)      (131)
    Trade and other payables                                             232    (28,922)    (3,708)
    Deferred income                                                   35,063     21,299      2,730
    Deferred liabilities                                               7,312     (1,957)      (251)
    Income taxes payable/recoverable                                  (5,751)     1,366        175
    Taxes other than income                                             (109)       226         29
                                                                     --------   --------   --------

Net cash provided by operating activities                             36,117     41,823      5,361
                                                                     --------   --------   --------

Cash flows from investing activities:
    Prepayments for construction-in-progress                         (10,849)    (4,132)      (530)
    Acquisition of property, plant and equipment                     (14,647)   (26,310)    (3,372)
    Acquisition of marketable securities                              (1,750)      (990)      (127)
    Proceeds from disposal of held-to-maturity securities              3,114         --         --
    Sales proceeds from disposal of property, plant and equipment        157        230         29
                                                                     --------   --------   --------

Net cash used in investing activities                                (23,975)   (31,202)    (4,000)
                                                                     --------   --------   --------

Cash flows from financing activities:
    (Increase) Decrease in bank deposits, collateralized              (2,191)     2,591        332
    Due from a stockholder                                             3,501         --         --
    Settlement of short-term bank loans                               (2,434)    (3,305)      (424)
    Proceeds from long-term bank loans                                 7,338         --         --
    Repayment of long-term bank loans                                (12,959)    (5,406)      (693)
    Assumption of finance lease obligations                            1,800         --         --
    Capital element of finance lease rental payments                  (7,418)    (4,714)      (604)
                                                                     --------   --------   --------

Net cash used in financing activities                                (12,363)   (10,834)    (1,389)
                                                                     --------   --------   --------

Net decrease in cash and cash equivalents                               (221)      (213)       (28)

Cash and cash equivalents at beginning of period                       1,336      1,806        232

                                                                     --------   --------   --------

Cash and cash equivalents at end of period                             1,115      1,593        204
                                                                     ========   ========   ========

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2004 or at any other certain rate.

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

         The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. PREPARATION OF FINANCIAL STATEMENTS

         The Group has a negative working capital of HK$186,469 and HK$163,573 as of December 31, 2003 and September 30, 2004. Besides, the Group has incurred net loss for the nine-month periods ended September 30, 2003 and 2004 of HK$37,913 HK$1,190 respectively. The Group has also experienced net loss of HK$9,621 and HK$1,640 for the three-month periods ended September 30, 2003 and 2004. These conditions raise doubt about the Group's ability to continue as a going concern.

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

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         At its November 2003 meeting, the EITF of the FASB reached a consensus in EITF Issue No. 03-01 regarding disclosures to be made when held-to-maturity or available-for-sale investments are impaired at the balance sheet date but for which an "other-than-temporary" loss has not been recognized. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual periods ending after June 15, 2004. On October 1, 2004, the EITF delayed the effective date to apply the measurement and recognition provisions relating to debt and equity securities until the FASB issues additional guidance. The Company will adopt the disclosure provisions of EITF 03-1 for the fiscal year ended December 31, 2005. The adoption did not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

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

         Information concerning consolidated operations by business segment is presented in the tables below:


         CONSOLIDATED OPERATIONS BY BUSINESS SEGMENT

                                                    THREE MONTHS ENDED SEPTEMBER 30      NINE MONTHS ENDED SEPTEMBER 30
                                                   ---------------------------------   ---------------------------------
                                                     2003        2004        2004        2003         2004        2004
                                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                      HK$         HK$         US$         HK$         HK$          US$

         Operating revenues
             - Physical fitness                      67,670      75,018       9,618     193,768     228,270      29,265
             - Beauty treatments                     47,309      50,208       6,437     129,246     154,960      19,867
             - Others                                   193          33           4         296         181          23
                                                   ---------   ---------   ---------   ---------   ---------   ---------

                                                    115,082     125,259      16,059     323,310     383,411      49,155
                                                   =========   =========   =========   =========   =========   =========

         Net loss
             - Physical fitness                     (11,383)        (55)        (7)     (33,907)    (1,114)       (142)
             - Beauty treatments                      1,659      (1,551)      (199)      (4,302)       134          17
             - Others                                   103         (34)        (4)         296       (210)        (27)
                                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                     (9,621)     (1,640)      (210)     (37,913)    (1,190)       (152)

         (Benefit) Provision for income taxes
            included in segment (loss) income above    (201)       (441)       (57)          51       2,248        288

         Minority interests included
            in segment (loss) income above             (131)       (425)       (54)        (364)      (263)        (34)
                                                   ---------   ---------   ---------   ---------   ---------   ---------
         (Loss) Income before income
           taxes and minority interests              (9,953)     (2,506)      (321)     (38,226)       795         102
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

5. LONG-TERM BANK LOANS

         The Group did not obtain additional long-term bank loans during the nine-month period ended September 30, 2004.

         During the nine months ended September 30 2004, the Group repaid HK$5,406 of its outstanding bank loans. The outstanding loan balances as of September 30, 2004 were analyzed as follows:

              PRINCIPAL        INTEREST RATE        MATURITY
              ---------        -------------        --------
           HK$        US$

         4,700        603        6.138%               Within one year
         1,666        213        HK$ prime + 1.5%     Within one year
       -------    -------
         6,366        816
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

As of December 31, 2003 and September 30, 2004, the Company is potentially liable to make good in aggregate an amount of HK$12,388, of which an amount of HK$6,728 has been provided for in both balance sheet dates as Taxes Other Than Income and as Other Receivables in the liabilities and assets respectively. No further provision has been made for the difference and any potential amount of penalty which might be imposed. In this respect, the directors are of the opinion that the probability that such potential liabilities will be crystallized would be remote.

During the nine months ended September 30 2004, the Company's subsidiary leases a property under operating lease in Shanghai. The lease runs for a period of 5 years, with an option to renew for a further 5 years upon the expiry of the original term ("1st optional term") and upon the expiry of the 1st optional term, a second option to renew for a further term of 5 years. Lease payments are fixed for the initial period at US$73 per month but will be adjusted to reflect the market rental for the renewal periods.

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

RESULTS OF OPERATIONS

                                                 Three Months Ended          Nine Months Ended
                                                   September 30                 September 30
                                                 2003          2004           2003         2004
                                              -----------  -----------    -----------  -----------
Operating Revenues                              100.00%     100.00%           100.00%     100.00%

Total operating expenses                       (106.94%)   (101.03%)         (110.32%)    (99.00%)

Operating (loss) income                         (6.94%)     (1.03%)          (10.32%)       1.00%

(Loss) Income before income taxes and
minority interests                              (8.65%)     (2.00%)          (11.82%)       0.21%

Benefit (Provision) for income taxes             0.18%       0.35%            (0.02%)      (0.59%)

Minority interests                               0.11%       0.34%             0.11%        0.07%

Net loss                                        (8.36%)     (1.31%)          (11.73%)      (0.31%)
                                            ===========  ===========       ===========  ==========

THREE MONTHS ENDED SEPTMEBER 30, 2004 (UNAUDITED) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED).
--------------------------------------------------------------------------------

         OPERATING REVENUES. The Company's operating revenues increased 9% to HK$125,259,000 (US$16,059,000) in the third quarter of 2004 as compared to HK$115,082,000 (US$14,754,000) of the same period last year.

         Operating revenues derived by the Company's fitness services increased 11% to HK$75,018,000 (US$9,618,000) compared to HK$67,670,000 (US$8,676,000) of last year. Fitness revenues as a percentage of total revenues were 60% in the third quarter of 2004 as compared to 59% in the third quarter of 2003.

         Operating revenues from the Company's beauty treatment business totaled HK$50,208,000 (US$6,437,000) compared to HK$47,309,000 (US$6,065,000) of last year, representing an increase of 6%. Beauty treatment revenues as a percentage of total revenues were 40% in the third quarter of 2004 as compared to 41% of 2003.

         OPERATING EXPENSES. The Company's operating expenses for the third quarter of 2004 totaled HK$126,553,000 (US$16,225,000) compared to HK$123,066,000 (US$15,778,000) in 2003, representing an increase of 3%. The increase was mainly due to additional expenses incurred by the Citylink, Shatin center which has not yet commenced operation in the corresponding period of last year. Total operating expenses, after taking into account all corporate expenses, were 101% of total operating revenue in the quarter ended September 30, 2004 as compared to 107% of 2003.

         TOTAL NON-OPERATING EXPENSES. Non-operating expenses for the third quarter of 2004 totaled HK$1,212,000 (US$155,000) compared to HK$1,969,000
(US$252,000) in 2003. This represents a decrease of 38% mainly due to lower interest expenses.

         BENEFIT FOR INCOME TAXES. Benefit for income taxes for the third quarter of 2004 totaled HK$441,000 (US$57,000) compared to HK$201,000 (US$26,000) in the third quarter of 2003, representing an increase of HK$240,000 (US$31,000) or 119%. Both periods involved an adjustment of overprovision for income taxes as a result of losses incurred.

         NET LOSS. The Company reported a net loss of HK$1,640,000 (US$210,000) for the third quarter of 2004, compared to a net loss of HK$9,621,000 (US$1,233,000) for 2003, representing a decrease of HK$7,981,000 (US$1,023,000)
or 83%. The improvement in the bottom line reflects the gradual pick-up of the business from the adverse economic situation. The Company also benefits from a comparison with a relatively low base of last year which saw a disastrous SARS outbreak in the second quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED).
----------------------------------------------------------------------------

         OPERATING REVENUES. Operating revenues for the first nine months of 2004 totaled HK$383,411,000 (US$49,155,000) compared to HK$323,310,000
(US$41,450,000) of last year, representing an increase of 19%.

         Operating revenues derived by the Company's fitness services increased 18% to HK$228,270,000 (US$29,265,000) compared to HK$193,768,000 (US$24,842,000)
in 2003. Fitness revenues as a percentage of total revenues were 60% in the first nine months of 2004, same as last year.

         Operating revenues from the Company's beauty treatment business increased 20% to HK$154,960,000 (US$19,867,000) in the first nine months of 2004 compared to HK$129,246,000 (US$16,570,000) of last year. Beauty treatment revenues as a percentage of total revenues were 40% in the first nine months of 2004 and 2003.

         OPERATING EXPENSES. The Company's operating expenses for the first nine months of 2004 totaled HK$379,578,000 (US$48,664,000) compared to HK$356,666,000
(US$45,726,000) in the first nine months of 2003, representing an increase of 6%. This reflects the additional costs incurred by the new center during the period under review. Total operating expenses, after taking into account all corporate expenses, were 99% of total operating revenue as compared to 103% of last year.

         TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first nine months of 2004 totaled HK$3,038,000 (US$389,000) compared to HK$4,870,000 (US$624,000) in the first nine months of 2003. This represents a decrease of 38% mainly due to lower interest expenses and the recognition of management service income.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the first nine months of 2004 totaled HK$2,248,000 (US$288,000) compared to HK$51,000 (US$7,000) in the first nine months of 2003, representing an increase of 4308%.

         NET LOSS. The Company had a net loss of HK$1,190,000 (US$152,000) for the first nine months of 2004, compared to a net loss of HK$37,913,000 (US$4,861,000) for the first nine months of 2003, representing a decrease of 97%. Management believes that the Company is able to benefit from improved economic outlook and consumer confidence in the last quarter of the year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions.

         Cash and cash equivalent balances as of September 30, 2004 and December 31, 2003 were HK$1,593,000 (US$204,000) and HK$1,806,000 (US$232,000).

         Net cash provided by operating activities were HK$36,117,000 (US$4,630,000) and HK$41,823,000 (US$5,361,000) for the nine-month periods ended September 30, 2003 and 2004, respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$23,975,000 (US$3,074,000) and HK$31,202,000
(US$4,000,000) for the nine-month periods ended September 30, 2003 and 2004 respectively, primarily as a result of expenditures for property, plant and equipment. Net cash used in financing activities, which mainly include proceeds from bank loans, net interest and repayment, were HK$12,363,000 (US$1,585,000) and HK$10,834,000 (US$1,389,000) in the nine-month periods ended September 30, 2003 and 2004, respectively.

         During the nine-month period ended September 30, 2004, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material. The Company's long-term loans bear interest rates varying from 6.138% to 6.75% per annum. The total balance outstanding as of September 30, 2004 on such loans was HK$6,366,000 (US$816,000). The last repayment on the loans is due in 2005. These facilities were secured by certain leasehold property in Hong Kong owned by the Company's subsidiary (Ever Growth Limited) and a related company, a fixed charge over a subsidiary's machinery and equipment and a floating charge over its other assets (Physical Health Centre (Macau) Limited), fixed deposits and securities owned by the Company's subsidiaries (Physical Health Centre Hong Kong Limited, Physical Health Centre (E House) Limited, and Physical Health center (TST) Limited) and personal guarantees from Mr. Luk, respectively.

         During the nine-month period ended September 30, 2004, the Company has no material purchases of investments.

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

         The Company's trade receivable balance at September 30, 2004, was HK$4,919,000 (US$631,000). These trade receivables are mainly amounts due from major credible banks and the history of credit loss from these banks are none.

         Capital expenditure for Fiscal Year 2003, and the nine-month period ended September 30, 2004, were HK$46,159,000 (US$5,918,000) and HK$26,310,000
(US$3,372,000) respectively.

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

                                    PHYSICAL SPA & FITNESS INC.
                                    (Registrant)

Date: November 19, 2004                  /s/ Ngai Keung Luk
                                    ------------------------------------
                                    Ngai Keung Luk,
                                    Chairman and Chief Executive Officer

Date: November 19, 2004                  /s/ Robert Chui
                                    ------------------------------------
                                    Robert Chui,
                                    Chief Financial Officer

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

11/19/04                                   /s/ Ngai Keung Luk
---------------                            -------------------------------------
Date                                       Chairman and Chief Executive Officer

11/19/04                                   /s/ Robert Chui
---------------                            -------------------------------------
Date                                       Chief Financial Officer