Form 10-K
period 2004-12-31
PHYSICAL SPA & FITNESS INC
filed 2005-04-15
CIK 1048055

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2004

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

         Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State issuer's revenues for its most recent fiscal year: $64,336,000

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 12, 2005 was $800,000 based upon the average of the last available bid and asked price of the Common Stock of $0.40 as of April 12, 2005.

Indicate by check mark whether the registrant is an accelerated filer.

                               Yes [ ]     No [X]

         The number of shares outstanding of the registrant's classes of common stock as of April 12, 2005: Common Stock, $.001 Par Value, 10,000,000 shares

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

ITEM 1.  BUSINESS

BACKGROUND OF THE COMPANY

         Physical Spa & Fitness Inc. (the "Company"), through its subsidiaries, operates fitness and spa centers in Hong Kong and the People's Republic of China ("China" or the "PRC"). The Company currently operates eighteen facilities: thirteen in Hong Kong and five in China (including one in Macau) under the name "PHYSICAL", with the exception of Renaissance Beauty Centre (see "Company Organization"). All of the Company's operations, including the operating of the fitness and spa centers, property holding, investment holding and other corporate activities are conducted through the Company's wholly-owned or majority-owned subsidiaries or joint ventures (see "Business of the Company Organization"). The fitness and spa centers in Hong Kong are operated by the Company's subsidiaries. Physical Health Centre Hong Kong Limited, a Hong Kong corporation and a majority (91.4%) owned subsidiary of the Company, operates the following centers in Hong Kong: Causeway Bay, Tsimshatsui, Mei Foo (two centers) and Kowloon City. Another seven wholly owned subsidiaries of the Company, Physical Health Centre (Tsuen Wan) Limited, Physical Health Center
(TST) Limited, Physical Health Centre (Tuen Mun) Limited, Physical Health Centre (E House) Limited, Physical Beauty Centre (Central) Limited, Physical Health Centre (Kornhill) Limited, and Physical Health Centre (Shatin) Limited respectively operates the Tsuen Wan Center (opened in July, 1998), the Sheraton Hotel Center (opened in July, 1999), the Tuen Mun Center (opened in July, 2000), the Elizabeth House Center (opened in April, 2001), the Wing On Centre (opened in April, 2002), the Kornhill Center (opened in June, 2002), and the Citylink, Shatin Center (opened in November, 2003). All of these companies are Hong Kong corporations. Renaissance Beauty Centre is operated by Supreme Resources Limited, a Hong Kong corporation, which is a wholly-owned subsidiary of the Company.

         The Company's facilities in China are operated by a wholly owned foreign enterprise, Shanghai Physical Fitness & Beauty Centre Co., Ltd. ("Shanghai PRC", formerly known as a joint venture or "Shanghai Joint Venture"), which operates three centers in the city of Shanghai, and a joint venture, Dalian Physical Ladies' Club Co., Ltd. ("Dalian Joint Venture"), which operates fitness and spa facility in the city of Dalian. The Company, through its subsidiaries, holds a 100% (formerly 99%) interest in the Shanghai PRC and a 90% interest in the Dalian Joint Venture. The minority interests in the latter are held by the joint venture's Chinese partner. Sine 2004, China regulations of the fitness and spa facilities have been amended to allow the wholly owned foreign enterprises running this type of business on their own. See "Government Regulation - China".

         In September, 2003, the Company was engaged by a third party to manage a fitness and spa center in Hangzhou, China. The center, which is under franchise of the Company, commenced operation in April, 2004 and generated management fee income for the Company. See Notes to Financial Statements (Note 15 "Other Supplemental Information").

         The Company's facility in Macau is operated by a wholly-owned subsidiary of the Company, Su Sec Pou Physical Health Centre (Macau) Limited, which is a Macau corporation.

         The Company provides its customers, at each location, with access to a wide range of U.S.-styled fitness and spa services. The Company offers to its customers the fitness cards for the use of its fitness facilities, which include extensive aerobics programs, personalized training, cardiovascular conditioning and strength training. The facilities are equipped with the latest Western exercise equipment, including Life Fitness, Cybex, Flex and Precor. Spa and beauty treatment services are provided to both customers and visitors, and include skin care and facial treatments, massage, spa relaxation programs and weight-management programs. The Company also sells at the facilities health food and European beauty products. Based on the number of the Company's customers, management believes that the Company is among the top providers of fitness, exercise, and spa/beauty treatment services in Hong Kong and China, with approximately 110,000 customers.

         The Company's strategy is to provide a one-stop fitness and beauty center for its customers. Management believes that the Company's strong market presence in Hong Kong and its successful entrance into China's market is a result of its strategy of offering state-of-the-art exercise equipment, high quality beauty treatments and professional staff.

         The Company believes that it is one of the first companies to provide Western fitness and spa services in China. In 1994, the predecessor companies of Physical Beauty & Fitness Holdings Limited, a British Virgin Islands corporation ("Physical Limited"), the holding company of the Company's subsidiaries, began a process of expansion into targeted market segments in China. In 1994, the Company through Shanghai Joint Venture opened the Company's first China operation in Huangpu, Shanghai, with a fitness center to provide fitness and spa treatment facilities. Another center of similar size was opened in Hongqiao, Shanghai in September 1995, through Shanghai Joint Venture. The Huangpu and Hongqiao centers were respectively relocated to Lu Wan (October, 2002) and Xu Hui (March, 2001) with enhanced facilities. A third China operation in Dalian commenced in April 1996 and is conducted through Dalian Joint Venture. In February, 2005, the Shanghai PRC opened its third center in Huangpu, Shanghai. See "Business of the Company - Organization". The Company's facilities in China are operated under the trade name "Physical", and the Company registered a servicemark under that name in Chinese language, which precludes others from the use of the same name. See "Business of the Company - Trademarks and Trade Names".

         In the opinion of the Company's management, current competition in China is becoming keen as the fitness and spa industry has attained its growth stage with increased new entrants from both domestic and global market. The Company expects that rising consumer incomes, increasing health awareness and growing access to foreign goods and trends, should continue to create increased demand for fitness and spa services in China. The Company explores the possibilities of opening these centers in the future, however, there can be no assurances given that such centers will start operations or be opened as currently contemplated by the management. See "Business of the Company - Business Strategy".

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

         Since December 20, 2001, the Company has maintained its executive and administrative office in Hong Kong at:

40/F., RBS Tower, Times Square,
No. 1 Matheson Street, Causeway Bay, HONG KONG
The telephone number of the Company in Hong Kong is (852) 2917-0000.

         Unless the context requires otherwise, as used herein, any reference to the Company includes the Company's subsidiaries - Physical Beauty & Fitness Holdings Limited, Physical Health Centre Hong Kong Ltd., Regent Town Holdings Ltd., Supreme Resources Ltd., Physical Health Centre (Tuen Mun) Ltd., Zhongshan Physical Ladies' Club Co., Ltd., Ever Growth Ltd., Proline Holdings Ltd., Physical Health Centre (Shanghai) Limited, Shanghai Physical Fitness & Beauty Centre Co., Ltd., Jade Regal Holdings Ltd., Physical Health Centre( Dalian) Ltd., Dalian Physical Ladies' Club Co., Ltd., Star Perfection Holdings Ltd., Physical Health Centre (Shenzhen) Ltd., Shenzhen Physical Ladies' Club Co., Ltd., Physical Health Centre (Tsuen Wan) Limited, Physical Health Centre (Macau) Limited, Su Sec Pou Physical Health Centre (Macau) Limited, Physical Health Centre (TST) Limited, Physical Health Centre (E House) Limited, Physical Beauty Centre (Central) Limited, Physical Health Centre (Shatin) Limited, Physical Health Centre (Kornhill) Limited, and Physical Health Centre (Central) Limited.

See also "Business - Organization".

THE COMPANY'S BUSINESS

General
-------

         The Company's fitness and spa centers are located in or near urban areas in highly populated areas of Hong Kong and major metropolitan cities in China and most of them are operated under long-term leases. With the exception of Mei Foo fitness center, a portion of which is owned by the Company (see "Business - Properties"), the Company does not own the real property on which the centers are located, but owns the leasehold improvements and equipment with respect to each center. Generally, the Company's centers average 30,000 square feet and include a workout area for aerobic classes, a broad range of fitness equipment, changing room, shower room, sauna and steam facilities and a separate area devoted exclusively to professional spa and beauty treatment programs. Each center typically includes a laser TV room, health drink bar and sells a range of European beauty products and health food.

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

     Physical Health Centre        April 15, 1996                 HK                -         100%      Investment
         (Shenzhen) Limied                                                                                holding
         ("Shenzhen Physical")

     Physical Health Centre        November 18, 1998              HK                -         100%      Operating a
          (TST) Limited                                                                                   fitness and
          ("Physical TST")                                                                                beauty center
                                                                                                          in Hong Kong

      Physical Health Centre       September 8, 1997              HK                -         100%      Operating a
          (Tsuen Wan) Limited                                                                             fitness and
          ("Physical Tsuen Wan")                                                                          beauty center
                                                                                                          in Hong Kong

      Physical Health Centre       September 29, 1994             HK                -         100%      Operating a
          (Tuen Mun) Limited                                                                              fitness
                                                                                                          center in
                                                                                                          Hong Kong

      Physical Health Centre       March 2, 1990                  HK                -         91.4%     Operating 2
          Hong Kong Limited                                                                               fitness and
        ("Hong Kong Limited")                                                                             beauty centers,
                                                                                                          1 fitness center
                                                                                                          and 2 beauty
                                                                                                          centers in
                                                                                                          Hong Kong



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
                         |           |          |                      |
                         |100%*      |90%       |                      |90%
                        Physical     |          |                      |
                        Health       |          |                      |
                        Centre       |          |                      |
                       (Shanghai)    |          |                      |
                        Limited      |          |                      |
                           HK        |        Causeway Bay             |
                       ----------    |        Tsimshatsui              |
                         |           |        Kowloon City             |
                         |100%       |      Mei Foo (Fitness)          |
                         |           |      Mei Foo (Beauty)           |
                        Shanghai    Dalian                         Shenzhen
                         PRC        Joint                            Joint
                                    Venture      HK                Venture
                                              ----------

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

                                             INTEREST    TERM        REGISTERED
                                 TYPE OF     OWNED BY   OF THE       CAPITAL
 NAME OF THE                     JOINT        THE       JOINT       (AMOUNT IN
 COMPANY           LOCATION      VENTURE     COMPANY    VENTURE      THOUSAND)           PROFIT SHARING
----------------- ------------  ----------  ----------  --------  ----------------  ------------------------------------
Shanghai          Lu Wan,      N/A            100%      N/A        US$2,000        N/A
Physical          Xu Hui,
Fitness           and
& Beauty          Huangpu,
Centre            Shanghai
Co., Ltd.
("Shanghai
PRC")

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

Shenzhen          Shenzhen      Co-operative   90%      10        HK$4,600 in       Pro-rata to equity interests
Physical                                                years     form of cash
Ladies' Club                                                      and fixed
Co., Ltd.                                                          assets
("Shenzhen
Joint
Venture")

Zhongshan         Zhongshan     Co-operative   95%      10        US$500 in form    Pro-rata to equity interests
Physical                                                years     of cash and
Ladies' Club                                                      fixed assets
Co., Ltd.
("Zhongshan
Joint Venture")

See also Notes to the Financial Statements

         SHANGHAI PRC. The Shanghai PRC was formerly a Sino-foreign cooperative joint venture established on September 7, 1993 in Shanghai, China. On May 28, 2004, the Company was approved to register as a wholly owned foreign enterprise which is owned by Physical Shanghai.

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

         Since Shanghai PRC and Dalian Joint Venture operate in China, they are subject to special considerations and significant risks not typically associated with investments in equity securities of the United States or Western European countries.

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


BUSINESS STRATEGY

         The Company's strategy is to grow through expansion of its fitness and spa facilities in Hong Kong and China, as well as to explore the opportunities for its fitness and spa services in other countries of Far East. The Company believes that it has a strong reputation in the Hong Kong and China markets in which it presently operates. This belief is based on several factors, including continuous operating presence of the Company in Hong Kong for the past years, and the relationships in China established by the Company's executives, management and staff over the last several years. The Company intends to continue its policy of providing what it believes are first-quality, comprehensive fitness and spa services in their respective markets at affordable prices.

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

         The planned expansion into China includes opening facilities in most major cities and economically developing urban areas throughout the country by way of direct investment or franchise, subject to then current market and other conditions. According to the State Statistic Bureau of China, the population of China exceeds 1.2 billion and there are currently thirty cities with populations in excess of 1 million. The population of China is becoming increasingly urbanized, and the tastes of the urban population is becoming increasingly sophisticated. (Source: Hong Kong Trade Development Council).

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

RETAIL

         The Company sells a range of fitness related products such as sun-tanning lotion and health food (since 2003) at selected fitness centers, and European skin care products at all of its beauty centers. These products are intended to add value to the services and increase the Company's revenues.

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

         A key component of the Company's marketing strategy is to cluster numerous fitness centers in major media markets in order to increase the efficiency and cost effectiveness of its marketing and advertising programs. Advertising consists of (i) television and (ii) newspapers, magazines, leaflets, light box, and other promotional activities, which were accounted for approximately 10%, and 90%, respectively, of the Company's total advertising expenses in 2004.

        Since 1998, the Company has appointed sales agents to conduct certain promotional, marketing and sales services in public areas of the region. These agents have successfully helped enhance public awareness of the Company's fitness service and recruited thousands of new customers to use the Company's facilities.
                                        13

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

COMPETITION

         The Company targets primarily the middle market. There are very few establishments in this class which provide both fitness services and spa/ beauty treatments in a single facility. The closest competitor in the same category is Modern Beauty Salon with sixteen locations of average size of approximately 20,000 sq. ft. A monthly subscription of HK$150 (US$19) is required to become a member of the above center for a continuous period of one year.

The operators of "fitness services only" which are in direct competition with the Company's fitness centers include California Fitness, and Fitness First.

The operators of "spa/beauty services only" which are in direct competition with the Company's beauty centers include Sau San Tong Healthy Trim Institute, Angel Face Beauty Creations, Marie France Bodyline, Sasa Beauty, Royal Bodyperfect, and Caesar Beauty Centre.

The management believes that the Company offers a more comprehensive level of both fitness and spa treatments than its competitors.

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

Employees

         The Company has approximately 1,520 employees. Approximately 760 employees are involved in fitness operations, including sales personnel, instructors, and supervisory personnel. Approximately 600 employees are involved in beauty and spa operations. Approximately 160 are administrative support personnel, including accounting, marketing, training and other services.

         The Company is not a party to any collective bargaining agreement with its employees. The Company has not experienced a high turnover of non-management personnel and also has not had difficulty in obtaining adequate replacement personnel.

Government Regulation

         The Company's operations and business practices of the Company are subject to regulation at the local level. General rules and regulations, including those of the local consumer protection agencies, apply to the Company's advertising, sales and other trade practices.

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

         Certain regulations allow customers of fitness centers to cancel any un-used services. In each instance, the canceling customer is entitled to a refund of prepaid amounts only. Furthermore, where permitted by law, a cancellation fee is due to the Company upon cancellation and the Company may offset such amount against any refund owed. The Company's customer agreements provide that all fees paid shall under no circumstances be refundable.

         The Consumer Council protects the rights of consumers. The customers have a right to dispute the price or quality of the service, if they find it unsatisfactory. The Council also assists consumers in cases of false claims made by the companies with respect to a specific service offered by them. The Company is cautious in advertising its services, and it never promotes or guarantees unrealistic results concerning skin care or fitness services, therefore the Company rarely faces complaints in this respect from its consumers.

         The Company's facilities are also subject to building, and safety laws. The laws require a normal building inspection at the time of renovation of the facilities and/or fire safety inspection. Since the Company's facilities typically are a part of a large office building for which a license is granted, if the Company does not comply with all the regulations, the landlord would not be granted a license.

ITEM 2.  PROPERTIES

         Aggregate rental expense was approximately HK$103.6 million (US$13 million), HK$119.7 million (US$15 million) and HK$125.7 million (US$16 million) for the year ended December 31, 2002, 2003 and 2004, respectively.

         Mei Foo is the only location indirectly partially owned by the Company. The Company (through its subsidiary, Ever Growth Limited), directly owns 700 sq. ft. of the property where the Mei Foo fitness center is located. There are 7,300 sq. ft. located in the same building and 2,000 sq. ft. in the neighborhood for fitness facility.

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending material legal proceedings to which the Company or any of its properties is subject, nor to the knowledge of the Company, are any such legal proceedings threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the Company's fiscal year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDE MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The Company's Common Stock has been listed on the Bulletin Board of the NASD's over-the-counter market under the symbol PFIT, since December 1996, but has been traded only sporadically. As of March 31, 2005, the 52-week trading range was between $0.30 to $0.51 per share. The last reported sale was in October, 2004 at $0.30 per share. The reported sporadic sales in the fiscal year 2004, are set forth below.

        Date         Open        High         Low        Close
       Oct-04        0.30        0.51         0.30        0.30
       May-04        0.30        0.51         0.30        0.30

---------------------


         As of December 31, 2004, there were approximately 618 record holders of the Company's Common Stock.

DIVIDEND POLICY
---------------

         The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES.

NONE.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

NONE.
                                        18

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes to Consolidated Financial Statements and Report of Independent Public Accountants, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. The following table summarizes certain selected financial data of the Company for the fiscal years ended December 31, 2000 through December 31, 2004. The data has been derived from Consolidated Financial Statements (audited) included in Item 8 of this Report.

(In thousands, except share and per share data)

                                                                      YEAR ENDED DECEMBER 31
                                             ---------------------------------------------------------------------
                                                  2000        2001        2002        2003        2004        2004
                                                   HK$         HK$         HK$         HK$         HK$         US$
                                             ---------   ---------   ---------   ---------   ---------   ---------
Consolidated Statements of Operations Data

OPERATING REVENUES                             303,312     392,097     413,744     439,511     501,816      64,336
                                              ---------   ---------   ---------   ---------   ---------   ---------
OPERATING EXPENSES
Salaries and commissions                       (88,999)   (113,239)   (139,740)   (156,181)   (162,450)    (20,827)
Rent and related expenses                      (74,685)    (95,413)   (132,929)   (155,844)   (163,201)    (20,923)
Depreciation                                   (41,335)    (51,494)    (63,412)    (62,618)    (63,327)     (8,119)
Other selling and administrative expenses      (80,634)   (108,298)    (95,844)   (103,629)   (107,177)    (13,741)
                                              ---------   ---------   ---------   ---------   ---------   ---------
Total operating expenses                      (285,653)   (368,444)   (431,925)   (478,272)   (496,155)    (63,610)
                                              ---------   ---------   ---------   ---------   ---------   ---------

INCOME (LOSS) FROM OPERATIONS                   17,659      23,653     (18,181)    (38,761)      5,661         726
                                              ---------   ---------   ---------   ---------   ---------   ---------
NON-OPERATING INCOME (EXPENSES)
Other income, net                                  853         778         418         553       2,344         301
Interest expenses                               (3,379)     (3,638)     (5,645)     (7,329)     (6,108)       (783)
Goodwill write-off                              (1,113)         --         --          --          --          --
                                              ---------   ---------   ---------   ---------   ---------   ---------
Total non-operating expenses                    (3,639)     (2,860)     (5,227)     (6,776)     (3,764)       (482)
                                              ---------   ---------   ---------   ---------   ---------   ---------
INCOME (LOSS) BEFORE INCOME TAXES AND
   MINORITY INTERESTS AND THE CUMULATIVE
   EFFECT OF A CHANGE IN ACCOUNTING
   PRINCIPLE                                    14,020      20,793     (23,408)     (45,537)     1,897         244

(Provision) Benefit for income taxes            (3,312)     (6,785)       (834)         359       (568)        (73)
                                              ---------   ---------   ---------   ---------   ---------   ---------
INCOME (LOSS) BEFORE MINORITY INTERESTS
   AND THE CUMULATIVE EFFECT OF A CHANGE
   IN ACCOUNTING PRINCIPLE                      10,708      14,008     (24,242)     (45,178)     1,329         171

Minority interests                              (1,010)      (761)         147          210         65           8
                                              ---------   ---------   ---------   ---------   ---------   ---------
NET INCOME (LOSS) BOFORE CUMULATIVE EFFECT
OF A CHANGE IN ACCOUNTING PRINCIPLE              9,698      13,247     (24,095)     (44,968)     1,394         179

Cumulative effect on prior year of deferral
of sales rebates, net of income taxes
and minority interests                              --          --       3,857           --         --          --
                                              ---------   ---------   ---------   ---------   ---------   ---------

NET INCOME (LOSS)                                9,698     13,247      (20,238)     (44,968)     1,394         179
                                              =========   =========   =========   =========   =========   =========

Net income per share                              0.97       1.32        (2.02)       (4.50)      0.14        0.02
                                              =========   =========   =========   =========   =========   =========

Number of shares of stock outstanding
   (in thousands)                               10,000     10,000       10,000       10,000     10,000      10,000
                                              =========   =========   =========   =========   =========   =========

Balance Sheet Data

Current assets                                  31,135      51,841      55,597      64,225      55,182       7,075
Total assets                                   212,931     263,126     324,890     314,886     280,192      35,922
Current liabilities                             88,677     122,856     209,239     250,694     206,567      26,482
Long-term obligations other than finance
 leases                                         15,789      15,243      22,252      11,772         638          82
Working capital                                (57,542)    (71,015)   (153,642)   (186,469)   (151,385)    (19,407)
Obligations under finance leases-non current     8,191       9,342       5,032         716          --          --
Deferred taxation                                6,312       7,434       4,593       2,746       2,202         282
Minority interests                               6,544       7,305       7,285       7,230       7,010         899
Shareholders' equity                            88,260     101,506      81,256      36,289      37,682       4,832

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion should be read in conjunction with "Selected Income Data" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Overview
--------

         The Company, through its predecessor companies and its subsidiaries, has been an established commercial operator of fitness and spa centers in Hong Kong and China since 1986 (see "Company - History"). The Company currently operates eighteen facilities: thirteen in Hong Kong and five in China
(including one in Macau). Based on the number of the customers of the Company's facilities, management believes that the Company is one of the top providers of fitness facilities and spa and beauty treatment services in Hong Kong and China, with approximately 110,000 customers. The Company offers to its customers, at each location, access to a wide range of U.S.-styled fitness and spa services.

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

         The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

                                                    Years Ended December 31,
                                                   --------------------------
                                                   2002       2003       2004
                                                   ----       ----       ----

Operating Revenues                                100.00%    100.00%    100.00%

Total operating expenses                          104.39%    108.82%     98.87%

Operating income (loss)                            (4.39%)    (8.82%)     1.13%

Income (Loss) before income taxes and
minority interests                                 (5.66%)   (10.36%)     0.38%

Provision for income and deferred taxes             0.20%     (0.08%)     0.11%

Minority interests                                 (0.04%)    (0.05%)     0.01%

Net income (loss)                                  (4.89%)   (10.23%)     0.28%
                                                  ========   ========   ========

FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO FISCAL YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------
2003
----

         OPERATING REVENUES. The Company's operating revenues increased 14% to HK$501,816,000 (US$64,336,000) in the fiscal year ended December 31, 2004 as compared to HK$439,511,000 (US$56,348,000) of last year.

         Operating revenues derived by the Company's fitness services increased 16% to HK$298,596,000 (US$38,282,000) compared to HK$258,015,000 (US$33,079,000)
of last year. Fitness revenues as a percentage of total revenues were 60% in 2004 as compared to 59% in 2003.

         Operating revenues for the Company's beauty treatments in 2004 totaled HK$203,000,000 (US$26,026,000) compared to HK$181,093,000 (US$23,217,000) in
2003, representing an increase of 12%. Beauty revenues as a percentage of total revenues were 40% in 2004 as compared to 41% in 2003.

         Operating revenues derived from the Company's Hong Kong locations remain at 88% of the Company's business, generating HK$442,755,000 (US$56,764,000) in the fiscal year ended December 31, 2004 as compared to HK$385,966,000 (US$49,483,000) in the fiscal year ended December 31, 2003. This represented an increase of 15%.

         Operating revenues derived from the Company's China locations generated HK$59,061,000 (US$7,572,000) in the fiscal year ended December 31, 2004, representing an increase of 10%, as compared to HK$53,545,000 (US$6,865,000). The China operation represented 12% of total operating revenues in the fiscal years ended December 31, 2003 and 2004.

         OPERATING EXPENSES. The Company's operating expenses for the fiscal year ended December 31, 2004 totaled HK$496,155,000 (US$63,610,000) compared to HK$478,272,000 (US$61,317,000) in the fiscal year ended December 31, 2003, representing an increase of 4%. Total operating expenses, after taking into account all corporate expenses, were 99% of total operating revenue as compared to 109% of last year. The ratio remained high reflecting steep running costs in a competitive environment.

         Operating expenses associated with the Company's Hong Kong locations were HK$425,718,000 (US$54,580,000) in the fiscal year ended December 31, 2004, representing an increase of 2% as compared to HK$416,732,000 (US$53,427,000) in 2003. The increase was mainly due to the additional expenses incurred by the Citylink, Shatin Center which commenced its fitness operation in November, 2003. Hong Kong operating expenses represented 86% of total operating expenses in 2004, as compared to 87% of last year.

         Operating expenses associated with the Company's China locations were HK$70,437,000 (US$9,030,000) in the fiscal year ended December 31, 2004, representing an increase of 14% as compared to HK$61,540,000 (US$7,890,000) in 2003 primarily due to additional expenses incurred by the enhanced facilities in Shanghai. Operating expenses in China represented 14% of total operating expenses in the fiscal year ended December 31, 2004, as compared to 13% of 2003.

         TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the fiscal year ended December 31, 2004 totaled HK$3,764,000 (US$482,000) compared to HK$6,776,000 (US$870,000) in the fiscal year ended December 31, 2003, representing a decrease of 44% mainly due to lower interest expenses and the recognition of management service income.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the fiscal year ended December 31, 2004 totaled HK$568,000 (US$73,000) compared to HK$(359,000) (US$(47,000)) in 2003, representing an increase of 258% mainly due to profits generated in the year.

         NET PROFIT (LOSS). The Company has recorded a net profit of HK$1,394,000 (US$179,000) for the fiscal year ended December 31, 2004, compared to a net loss of HK$44,968,000 (US$5,765,000) for the fiscal year ended December 31, 2003, representing an increase of 103%. The improvement in the bottom line reflects the gradual pick-up of the business from the adverse economic situation. The Company also benefits from a comparison with a relatively low base of last year which saw a disastrous SARS outbreak in the second quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions. See Notes to Financial Statements (Note 6 "Short-Term Bank Loans"; and Note 7 "Long-Term Bank Loans").

         Cash and cash equivalent balances for the fiscal years ended December 31, 2004 and December 31, 2003 were HK$1,625,000 (US$208,000) and HK$1,806,000
(US$231,000) respectively.

         Net cash provided by operating activities were HK$54,777,000 (US$7,023,000), HK$58,288,000 (US$7,472,000), and HK$105,334,000 (US$13,503,000)
for fiscal years 2004, 2003, and 2002 respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$39,888,000 (US$5,114,000), HK$42,731,000 (US$5,478,000), and HK$120,362,000 (US$15,430,000) for fiscal years 2004, 2003, and 2002 respectively, primarily as a result of expenditures for property, plant and equipment. Net cash (used in) provided by financing activities, which mainly include bank loan repayments, net of proceeds from new bank loans, were HK$(15,069,000) (US$(1,932,000)), HK$(15,088,000) (US$(1,934,000)), and
HK$11,589,000 (US$1,486,000) for fiscal years 2004, 2003, and 2002 respectively.

         During the fiscal year ended December 31, 2004, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material. The Company's long-term loans bear interest rates varying from 6.138% to 7% per annum. The total balance outstanding as of December 31, 2004 on such loans was HK$638,000 (US$82,000). The last repayment on the loans is due in 2005. These facilities were secured by certain leasehold property in Hong Kong owned by the Company's subsidiary (Ever Growth Limited) and a related company, a fixed charge over a subsidiary's machinery and equipment and a floating charge over its other assets (Physical Health Centre (Macau) Limited), fixed deposits and securities owned by the Company's subsidiaries (Physical Health Centre Hong Kong Limited, Physical Health Centre (E House) Limited, and Physical Health center (TST) Limited) and personal guarantees from Mr. Luk, respectively.

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

         The Company's trade receivable balance at December 31, 2004, was HK$4,006,000 (US$514,000) which is mainly due by banks for the installment program. The program allows the holders of credit cards issued by certain banks to purchase the Company's fitness and beauty services with the said cards and then enjoy the 12-month interest-free payment by installment arrangements with the banks. The Company offers credit terms varying from 7 days to 14 days to the banks for settlement of the full purchase amounts. The Company has never experienced any significant problems with collection of accounts receivable from its customers. No provision for doubtful receivables is therefore made for the year under review.

         Capital expenditures for fiscal years 2004, 2003 and 2002 were HK$27,066,000 (US$3,470,000), HK$46,159,000 (US$5,918,000) and HK$126,364,000
(US$16,199,000), respectively.

         And as mentioned in note 3 to the financial statements, the Company has a negative working capital of HK$151,385,000 (US$19,407,000) and HK$186,469,000
(US$23,906,000) as of December 31, 2004 and 2003 respectively. This condition raises doubt about the Company's ability to continue as a going concern. In order to maintain it as a going concern, the management is seeking to procure additional funding from various sources. In addition, the Principal Stockholder has also undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern. In this connection, the Principal Stockholder agrees to inject funds and realize his net worth assets to support the Company as and when required. Accordingly, the Company believes that cash flow generated from its operations, the tight cost and cash flow control measures and its existing and additional credit facilities to be sought should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months.

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

POLITICAL ENVIRONMENT

         The value of the Company's interests in the Shanghai subsidiary and Dalian joint venture ("JV") may be adversely affected by significant political, Economic and social uncertainties in the PRC. A change in policies by the Chinese government could adversely affect the Company's interests in these companies by, among other factors: changes in laws, regulations or the interpretation thereof; confiscatory taxation; restrictions on foreign currency conversion, imports or sources of suppliers; or the expropriation or nationalization of private enterprises.

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

         The Chinese economy has experienced significant growth in the past ten years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the Chinese central government to control inflation have significantly restrained economic expansion recently. Similar actions by the central government of the PRC in the future could have a significant adverse effect on economic conditions in the PRC and the economic prospects for the Group.

FOREIGN CURRENCY EXCHANGE

         The Chinese central government imposes control over its foreign currency reserves through control over imports and through direct regulation of the conversion of its national currency into foreign currencies. As a result, the Renminbi is not freely convertible into foreign currencies.

         The Shanghai subsidiary and Dalian JV conduct substantially all of their Business in the PRC, and their financial performance and condition are measured in Terms of Renminbi. The revenues and profits of these companies are predominantly denominated in Renminbi, and will have to be converted to pay dividends to the Company in United States Dollars or Hong Kong Dollars. Should the Renminbi devalue against these currencies, such devaluation would have a material adverse effect on the Company's profits and the foreign currency equivalent of such profits repatriated by the Shanghai subsidiary and Dalian JV to the Company. The Company currently is not able to hedge its exchange rate exposure in the PRC because neither the banks in the PRC nor any other financial institution authorized to engage in foreign exchange transactions offer forward exchange contracts.

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

Independent Auditors' Report of Moores Rowland                            F-1

Consolidated Statements of Operations for the years ended
December 31, 2002, 2003 and 2004                                          F-2

Consolidated Balance Sheets as of December 31, 2003 and 2004              F-3

Consolidated Statements of Cash Flows for the years ended
December 31, 2002, 2003 and 2004                                          F-4

Consolidated Statements of Stockholders' Equity for the years
ended December 31, 2002, 2003 and 2004                                    F-5

Notes to Financial Statements                                             F-6

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                          AUDITED FINANCIAL STATEMENTS
                           PHYSICAL SPA & FITNESS INC.
                                DECEMBER 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PHYSICAL SPA & FITNESS INC.

We have audited the accompanying consolidated balance sheets of Physical Spa & Fitness Inc. (a Delaware Corporation) and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Physical Spa & Fitness Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and cash flows for each of the three years in the period ended December 31, 2004 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 (b) to the financial statements, the Company has a negative working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 (b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 (r) to the financial statements, the Company changed its method of accounting for sales rebates in the year 2002.

/s/ Moores Rowland Mazars

MOORES ROWLAND MAZARS
CHARTERED ACCOUNTANTS
CERTIFIED PUBLIC ACCOUNTANTS
Hong Kong

Date:  April 14, 2005


PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)


                                                                             YEAR ENDED DECEMBER 31
                                                        -----------------------------------------------------------------
                                                                2004              2004            2003             2002
                                                 NOTE            US$               HK$             HK$              HK$
OPERATING REVENUES                                            64,336          501,816          439,511          413,744
                                                        --------------    --------------   -------------    -------------

OPERATING EXPENSES
Salaries and commissions                                     (20,827)        (162,450)        (156,181)        (139,740)
Rent and related expenses                                    (20,923)        (163,201)        (155,844)        (132,929)
Depreciation                                                  (8,119)         (63,327)         (62,618)         (63,412)
Other selling and administrative expenses                    (13,741)        (107,177)        (103,629)         (95,844)
                                                        --------------    --------------   -------------    -------------

Total operating expenses                                     (63,610)        (496,155)        (478,272)        (431,925)
                                                        --------------    --------------   -------------    -------------

INCOME (LOSS) FROM OPERATIONS                                    726            5,661          (38,761)         (18,181)
                                                        --------------    --------------   -------------    -------------

NON-OPERATING INCOME (EXPENSES)
Other income, net                                                301            2,344              553              418
Interest expenses                                               (783)          (6,108)          (7,329)          (5,645)
                                                        --------------    --------------   -------------    -------------

Total non-operating expenses                                    (482)          (3,764)          (6,776)          (5,227)
                                                        --------------    --------------   -------------    -------------

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY
   INTERESTS AND THE CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE                                244            1,897          (45,537)         (23,408)

(Provision) Benefit for income taxes               8             (73)            (568)             359             (834)
                                                        --------------    --------------   -------------    -------------

INCOME (LOSS) BEFORE MINORITY INTERESTS AND
   THE CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE                                          171            1,329          (45,178)         (24,242)

Minority interests                                                 8               65              210              147
                                                        --------------    --------------   -------------    -------------

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   A CHANGE IN ACCOUNTING PRINCIPLE                              179            1,394          (44,968)         (24,095)

Cumulative effect on prior year of deferral of
   sales rebates, net of income taxes and
   minority interests                            3(r)              -                -                -            3,857
                                                        --------------    --------------   -------------    -------------

NET INCOME (LOSS)                                                179            1,394          (44,968)         (20,238)

Other comprehensive (loss) income
- Foreign currency translation adjustments                         -               (1)               1              (12)
                                                        --------------    --------------   -------------    -------------

COMPREHENSIVE INCOME (LOSS)                                      179            1,393          (44,967)         (20,250)
                                                        ==============    ==============   =============    =============


The financial statements should be read in conjunction with the accompanying notes.





PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)


                                                                             YEAR ENDED DECEMBER 31
                                                        -----------------------------------------------------------------
                                                            2004              2004            2003              2002
                                                  NOTE      US$                HK$             HK$              HK$

Earnings (Loss) per share of common stock before
   cumulative effect of a change in accounting
   principle                                                    0.02             0.14            (4.50)           (2.41)

Per share cumulative effect on prior year of
   deferral of sales rebates                                       -                -                -             0.39
                                                        --------------    --------------   -------------    -------------

Earnings (Loss) per share of common stock
- Basic                                                         0.02             0.14            (4.50)           (2.02)
                                                        ==============    ==============   =============    =============

Number of shares of common stock outstanding                  10,000           10,000           10,000           10,000
                                                        ==============    ==============   =============    =============

PROFORMA AMOUNTS ASSUMING THE CHANGE IN
   ACCOUNTING FOR REBATES IS APPLIED
   RETROACTIVELY
Net income (loss)                                                179            1,394          (44,968)         (24,095)
                                                        ==============    ==============   =============    =============

Earnings (Loss) per share of common stock
- Basic                                           3(o)          0.02             0.14            (4.50)           (2.41)
                                                        ==============    ==============   =============    =============


The financial statements should be read in conjunction with the accompanying notes.





PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except share and per share data)
                                                                     NOTE                  AS OF DECEMBER 31
                                                                               ------------------------------------------
                                                                                      2004           2004           2003
ASSETS                                                                                 US$            HK$            HK$

CURRENT ASSETS
Cash and bank balances                                                                 208          1,625          1,806
Trade receivables                                                                      514          4,006          8,938
Other receivables                                                     8                940          7,334          6,728
Rental and utility deposits                                                          4,080         31,821         31,862
Prepayments to vendors and suppliers and other current assets                          318          2,482          8,336
Inventories                                                          3(c)              753          5,873          3,992
Income taxes recoverable                                                               262          2,041          2,563
                                                                               ------------     ----------     ----------

TOTAL CURRENT ASSETS                                                                 7,075         55,182         64,225
                                                                               ------------     ----------     ----------

Marketable securities, collateralized                                 4                549          4,280          3,290
Bank deposits, collateralized                                                        1,477         11,523         13,103
Due from a stockholder                                              12(d)            1,215          9,480          9,481
Prepayments for construction-in-progress                              13             1,517         11,835              -
Property, plant and equipment, net                                    5             24,089        187,892        224,787
                                                                               ------------     ----------     ----------

TOTAL ASSETS                                                                        35,922        280,192        314,886
                                                                               ============     ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term bank loans                                                 6              1,855         14,473         14,473
Long-term bank loans - current portion                                7                 82            638         10,274
Trade payables                                                                         583          4,549          5,031
Other payables                                                        9              7,197         56,136         87,314
Obligations under capital leases - current portion                    10                92            716          5,516
Deferred income - current portion                                                   15,067        117,526        113,241
Deferred liabilities - current portion                                                 737          5,745          8,587
Income taxes payable                                                                    27            214            175
Taxes other than income                                                                842          6,570          6,083
                                                                               ------------     ----------     ----------

TOTAL CURRENT LIABILITIES                                                           26,482        206,567        250,694
                                                                               ------------     ----------     ----------

Deferred income - non-current portion                                                2,404         18,748          6,599
Deferred liabilities - non-current portion                                           1,023          7,983          9,114
Long-term bank loans - non-current portion                            7                  -              -          1,498
Obligations under capital leases - non-current portion                10                 -              -            716
Deferred taxation                                                     8                282          2,202          2,746
Minority interests                                                                     899          7,010          7,230

STOCKHOLDERS' EQUITY
Common stock, par value of US$0.001 each,
   100 million shares of stock authorized;
   10 million shares of stock issued and outstanding                                    10             78             78
Cumulative translation adjustments                                                      21            161            162
Retained earnings                                                                    4,801         37,443         36,049
                                                                               ------------     ----------     ----------

TOTAL STOCKHOLDERS' EQUITY                                                           4,832         37,682         36,289
                                                                               ------------     ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          35,922        280,192        314,886
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






PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------
(In thousands)

                                                                                    YEAR ENDED DECEMBER 31
                                                                      ----------------------------------------------------
                                                                           2004          2004         2003          2002
                                                                            US$           HK$          HK$           HK$

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                           179         1,394      (44,968)      (20,238)

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
    Minority interests                                                       (8)          (65)        (210)          (20)
    Depreciation                                                          8,119        63,327       62,618        63,412
    Loss on disposal of property, plant and equipment                        80           631          148         1,493

Changes in working capital:
    Trade receivables                                                       632         4,932       (3,266)        1,570
    Deposits, prepayments and other current assets                          736         5,740       (4,007)       (4,923)
    Inventories                                                            (241)       (1,881)        (879)         (740)
    Due to a related company                                                  -             -       (3,515)        3,510
    Trade and other payables                                             (4,059)      (31,660)      19,099        52,602
    Deferred income                                                       2,107        16,434       36,697         5,452
    Deferred liabilities                                                   (509)       (3,973)       4,912         3,206
    Income taxes payable/recoverable                                         72           561       (6,152)        2,801
    Taxes other than income                                                 (15)         (119)        (342)           50
    Deferred taxation                                                       (70)         (544)      (1,847)       (2,841)
                                                                      -----------   -----------  ------------  -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 7,023        54,777       58,288       105,334
                                                                      -----------   -----------  ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Prepayments for construction-in-progress                             (1,517)      (11,835)       1,690        10,280
    Acquisition of property, plant and equipment                         (3,470)      (27,066)     (46,159)     (126,364)
    Acquisition of marketable securities                                   (127)         (990)      (1,750)       (4,654)
    Proceeds from disposal of marketable securities                           -             -        3,114             -
    Sales proceeds from disposal of property, plant and
      equipment                                                               -             3          374           376
                                                                      -----------   -----------  ------------  -----------

NET CASH USED IN INVESTING ACTIVITIES                                    (5,114)      (39,888)     (42,731)     (120,362)
                                                                      -----------   -----------  ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease (Increase) in bank deposits, collateralized                    202         1,580          237        (6,405)
    Due from a stockholder                                                    -             1        1,474           740
    Settlement of short-term bank loans                                    (603)       (4,700)           -             -
    Proceeds from short-term bank loans                                     603         4,700        1,839        10,865
    Proceeds from long-term bank loans                                        -             -        2,500        28,670
    Repayment of long-term bank loans                                    (1,427)      (11,134)     (12,980)      (21,661)
    Assumption of capital lease obligations                                   -             -        1,800         7,982
    Capital element of capital lease rental payments                       (707)       (5,516)      (9,958)       (8,602)
                                                                      -----------   -----------  ------------  -----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                      (1,932)      (15,069)     (15,088)       11,589
                                                                      -----------   -----------  ------------  -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       -            (1)           1           (12)
                                                                      -----------   -----------  ------------  -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (23)         (181)         470        (3,451)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              231         1,806        1,336         4,787
                                                                      -----------   -----------  ------------  -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR, REPRESENTED BY
  CASH AND BANK BALANCES                                                    208         1,625        1,806         1,336
                                                                      ===========   ===========  ============  ===========


The financial statements should be read in conjunction with the accompanying notes.






PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------
(In thousands, except share data)


                                                                               CUMULATIVE
                                                                 RETAINED     TRANSLATION
                                        COMMON STOCK             EARNINGS     ADJUSTMENTS                TOTAL
                                  -------------------------   -------------  ---------------  ---------------------------
                                       NUMBER        HK$              HK$              HK$           HK$            US$

Balance as of
   January 1, 2002                 10,000,000         78          101,255              173       101,506         13,014

Net loss                                    -          -          (20,238)               -       (20,238)        (2,594)
Translation adjustment                      -          -                -              (12)          (12)            (2)
                                  -------------  ----------   -------------  ---------------  ------------   ------------

Balance as of
   December 31, 2002               10,000,000         78           81,017              161        81,256         10,418

Net loss                                    -          -          (44,968)               -       (44,968)        (5,765)
Translation adjustment                      -          -                -                1             1              -
                                  -------------  ----------   -------------  ---------------  ------------   ------------

Balance as of
   December 31, 2003               10,000,000         78           36,049              162        36,289          4,653

Net profit                                  -          -            1,394                -         1,394            179
Translation adjustment                      -          -                -               (1)           (1)             -
                                  -------------  ----------   -------------  ---------------  ------------   ------------

BALANCE AS OF
   DECEMBER 31, 2004               10,000,000         78           37,443              161        37,682          4,832
                                  =============  ==========   =============  ===============  ============   ============


The financial statements should be read in conjunction with the accompanying notes.


                                      F-7


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

         Physical Beauty & Fitness Holdings Limited ("Physical Holdings") was incorporated on March 8, 1996 under the laws of the British Virgin Islands ("BVI") with a capital of one common stock being held by the Company. Physical Holdings has interests in various companies ("Operating Subsidiaries") operating fitness and beauty centres ("Fitness Centres") and other related businesses in Hong Kong and the People's Republic of China ("PRC"). The Company also operates Fitness Centres in the PRC through some of its Operating Subsidiaries which are Sino-foreign joint ventures ("JV") established in the PRC. In the opinion of the directors, the Company is able to govern and control the financial and operating policies and the board of directors of the JV. Therefore, the JV have been accounted for as subsidiaries. Detailed information in connection with these JV is as follows:

         a) Shanghai Physical Fitness and Beauty Centre Co., Ltd. (the "Shanghai JV"), a Sino-foreign co-operative JV, was established on September 7, 1993 in Shanghai, the PRC. The original total investment and registered capital of the Shanghai JV was US$1 million each and was increased to US$2 million each in 1995. The capital contributions were made in cash. The original JV period was 10 years starting from the date of issuance of the business license on September 7, 1993. On April 1, 2002, the JV period was extended from 10 years to 15 years as approved by the PRC government.

                  On December 12, 2003, Physical Shanghai signed an agreement with the Shanghai JV partner to acquire 1% of the registered capital held by them at a consideration of US$20. The transfer was approved by the PRC government on January 15, 2004 and since then, the Shanghai JV has changed its status into a foreign-invested enterprise wholly owned by Physical Shanghai.

         b) Dalian Physical Ladies' Club Co., Ltd. ("the Dalian JV") is a Sino-foreign equity JV established on April 11, 1995 in Dalian, the PRC. The total registered capital of the Dalian JV was Renminbi ("RMB") 10 million. The JV period is 12 years from the date of issue of the business license on April 11, 1995. Physical Dalian held a 90% equity interest in the Dalian JV and the profits or losses of the Dalian JV are to be shared by the venturers in proportion to their equity interests in the JV.

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

         The financial statements are presented in Hong Kong dollars which is the Company's functional currency because the Company's operations are primarily located in Hong Kong. For illustrative purposes, the exchange rate adopted for the presentations of financial information as of and for the year ended December 31, 2004 has been made at HK$7.8 to US$1.00. No representation is made that the HK$ amount could have been, or could be, converted into United States Dollars at that rate on December 31, 2004 or at any other rate.


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a)       PRINCIPLES OF CONSOLIDATION
                  The consolidated financial statements include the financial information of the Company, its majority-owned and controlled subsidiaries and joint ventures. All material intercompany balances and transactions have been eliminated on consolidation.

         b)       PREPARATION OF FINANCIAL STATEMENTS
                  The Company had negative working capital of HK$151,385 and HK$186,469 as of December 31, 2004 and 2003 respectively, which raise substantial doubt about the Company's ability to continue as a going concern.

                  Continuation of the Company as a going concern is dependent upon attaining profitable operations in the future, exercising tight cost and cash flow controls measures, and obtaining additional banking facilities. In view of the improvement in operating results in 2004 and the Principal Stockholder's undertaking to make available adequate funds to the Company as and when required to maintain the Company as a going concern, the financial statements have been prepared in conformity with the principles applicable to a going concern.

         c)       INVENTORIES
                  Inventories, mainly comprise beauty products for treatment and sale, are stated at the lower of cost and net realizable value. Cost, which comprises all costs of purchase and, where applicable, other costs that have been incurred in bringing the inventories to their present location and condition, is calculated using the first-in, first-out method. Net realizable value represents the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         c)       INVENTORIES (CONTINUED)
                  Inventories are consisted of the following:

                                                                                          AS OF DECEMBER 31
                                                                                ---------------------------------------
                                                                                     2004           2004          2003
                                                                                      US$            HK$           HK$
                 Beauty products for treatment                                        523          4,077         2,469
                 Beauty products for sale                                             225          1,756         1,403
                 Health food for sale                                                   5             40           120
                                                                                ----------     ----------    ----------
                                                                                      753          5,873         3,992
                                                                                ==========     ==========    ==========

         d)       MARKETABLE DEBT AND EQUITY SECURITIES
                  Debt securities and equity securities designated as available-for-sale, whose fair values are readily determinable, are carried at fair value with unrealized gains or losses included as a component of accumulated other comprehensive income, net of applicable taxes. Debt and equity securities classified as trading securities are carried at fair value with unrealized gains or losses included in income. Debt securities that are expected to be held-to-maturity are carried at amortized cost. Individual securities classified as either available-for-sale or held-to-maturity are reduced to net realizable value by a charge to income for other than temporary declines in fair value. Realized gains and losses are determined on the average cost method and are reflected in income.

         e)       PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION
                  Property, plant and equipment are stated at cost less accumulated depreciation.

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


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         e) PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION (CONTINUED) Depreciation is provided to write off the cost of property, plant and equipment over their estimated useful lives from the date on which they become fully operational and after taking into account their estimated residual values, using the straight-line method at the following rates per annum:

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

         f)       TRADE RECEIVABLES
                  Trade receivables are recorded at original invoice amount, less an estimated allowance for uncollectible accounts. Trade credit is generally granted on a short-term basis, thus trade receivables do not bear interest. Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

         g)       REVENUE RECOGNITION
                  Revenue represents service income in connection with the provision of physical fitness and beauty treatment services and other related income, net of the related sales tax, if any. The non-refundable admission fee is recognized as revenue on a pro-rata basis over the estimated duration whereas the monthly dues, service income and other related income are recognized as revenue when services are rendered.

         h)       DEFERRED INCOME
                  Deferred income represents unamortized non-refundable admission fees and service fees billed but for which the related services, or portion of the services, have not yet been rendered by the balance sheet date.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         i)       CAPITAL LEASES
                  Leases that substantially transfer to the Company all the rewards and risks of ownership of assets, other than legal title, are accounted for as capital leases.

                  Property, plant and equipment held under capital leases are initially recorded at the present value of the minimum lease payments at the inception of the leases, with equivalent liabilities categorized as appropriate under current or non-current liabilities.

                  Depreciation is provided on the cost of the assets on a straight-line basis over their estimated useful lives as set out in Note 3(e) above. Finance charges implicit in the purchase payments are charged to the statement of operations over the periods of the contracts so as to produce an approximately constant periodic rate of charge on the remaining balances of the obligations for each accounting period.

         j)       OPERATING LEASES
                  Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals payable under operating leases are recorded in the statement of operations on a straight-line basis over the lease term.

         k)       DEFERRED LIABILITIES
                  Deferred liabilities represent the benefit arose from the rent-free period of the operating leases. The deferred liabilities are amortized within the lease term, and the amortization is recorded in the statement of operations.

         l)       INCOME TAXES
                  Provision for income and other related taxes have been provided in accordance with the tax rates and laws in effect in the various countries of operations.

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

         m)       FOREIGN CURRENCY TRANSLATION
                  The Company and its subsidiaries maintain their accounting books and records in Hong Kong Dollars ("HK$"), except for the PRC JV and Physical Macau subsidiary which maintain their accounting books and records in Renminbi and Macau Pataca respectively. Foreign currency transactions during the year are translated to HK$ at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at year end are translated at the approximate rates of exchange ruling at the balance sheet date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statements of operations.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         m)       FOREIGN CURRENCY TRANSLATION (CONTINUED)

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

                  All exchange differences arising on consolidation are recorded within equity.

         n)       RELATED PARTIES
                  Parties are considered to be related if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests, those parties are related parties. Another party also is a related party if it can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests. Related parties include an enterprise and its principal owners, management or members of their immediate families.

         o)       EARNINGS (LOSS) PER SHARE
                  Basic earnings (loss) per share exclude dilution and are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the periods.

                  Diluted earnings (loss) per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. There were no potentially dilutive securities outstanding during any of the years and, accordingly, basic and diluted earnings (loss) per share are the same.

         p)       USES OF ESTIMATES
                  The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual amounts could differ from those estimates.

         q)       ADVERTISING AND MARKETING COSTS
                  All advertising and marketing costs are expensed off in the period in which those costs are incurred or the first time the advertising takes place.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         r)       ACCOUNTING CHANGE
                  Since January 1, 2002, the consolidated financial statements have been prepared in conformity with EITF 01-9. Upon adoption by the Company since January 1, 2002, sales rebates incurred in 2002 and subsequent thereto were accounted for as a reduction in the corresponding revenues instead of being included in other selling and administrative expenses. In addition, sales rebates incurred have been deferred in synchronization with the deferral of revenues in accordance with the Company's accounting policy. As a result, revenues, expenses and deferred income have been reduced by HK$7,781, HK$10,182 and HK$2,401 respectively for the year ended December 31, 2002.

                  The total proforma cumulative effect of this accounting change on prior years resulted in an after-tax and minority interests credit to income of HK$3,857 for the year ended December 31, 2002.

         s)       RECENTLY ISSUED ACCOUNTING STANDARDS
                  In November 2003, the EITF reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". EITF Issue No. 03-01 establishes additional disclosure requirements for each category of SFAS No. 115 and 124 investments in a loss position for annual periods ending after December 15, 2003. In March 2004, the EITF also reached a consensus on the additional accounting guidance for other-than-temporary impairments and its application to debt and equity investments in reporting periods beginning after June 15, 2004 and the additional disclosures for equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method under APB Opinion 18 and related interpretation ("cost method investments")for annual financial statements for fiscal years ending after June 15, 2004. Comparative information for the periods prior to initial application of this issue is not required. On October 1, 2004, FASB announced that the effective date of this requirement has been delayed until additional guidance is issued. As a result, there has been no impact of this EITF on the Company for the year.

                  In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4". This statement amends ARB No. 43, Chapter 4 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" and that fixed production overheads should be allocated to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005; however, earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of SFAS No. 151 should be applied prospectively. Management considers that SFAS No. 151 does not have significant impact on its financial statements when it is adopted.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         s)       RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)
                  In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". This statement provides investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". Public entities (other than those filing as small business issuers) will be required to apply this statement as of the first interim or annual reporting period that begins after June 15, 2005. Management considers that SFAS No. 123(R) does not have significant impact on its financial statements when it is adopted.

                  In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29 Accounting for Non-monetary Transactions". The amendments made by SFAS No. 153 are based on the principle that exchanges on non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No. 153 should be applied prospectively. Management considers that SFAS No. 153 does not have significant impact on its financial statements when it is adopted.


4.       MARKETABLE SECURITIES, COLLATERALIZED

         The balance represents available-for-sale unlisted capital guaranteed funds made up of debt and equity securities. As of the balance sheet dates, as the cost approximated to the estimated fair value, no gain or loss was recognized. The contractual maturity dates of the funds are ranging from March 2006 to December 2007. These securities have been pledged to banks to secure general banking facilities granted to the Company.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)


5.       PROPERTY, PLANT AND EQUIPMENT, NET

                                                                                    AS OF DECEMBER 31
                                                                   ----------------------------------------------------
                                                                            2004              2004               2003
                                                                             US$               HK$                HK$

         Land and buildings                                                  402             3,136              3,136
         Leasehold improvements                                           26,007           202,857            196,871
         Machinery and equipment                                          27,949           218,003            217,209
         Furniture and fixtures                                            8,383            65,387             62,210
         Computers                                                         1,048             8,170              7,355
         Motor vehicles                                                      537             4,184              4,211
         Less: Accumulated depreciation                                  (40,237)         (313,845)          (266,205)
                                                                   ---------------   ----------------   ---------------

         Net book value                                                   24,089           187,892            224,787
                                                                   ===============   ================   ===============

         As of December 31, 2004, the cost and accumulated depreciation of property, plant and equipment held under capital leases amounted to approximately HK$1,814 (2003: HK$36,634) and HK$681 (2003: HK$21,394)
         respectively.

6.       SHORT-TERM BANK LOANS

         The short-term bank loans are collateralized and repayable within one year. Please refer to Note 7 for details of collateral for such facilities.

         Supplemental information with respect to the short-term bank loans was as follows:

                                                                                  YEAR ENDED DECEMBER 31
                                                                   -----------------------------------------------------
                                                                             2004               2004               2003

        Maximum amount outstanding during the year                       US$1,943          HK$15,152          HK$15,902

        Average amount outstanding during the year                       US$1,629          HK$12,709          HK$12,592

        Weighted average interest rate at the end of the
          year                                                                 8%                 8%                 6%

        Weighted average interest rate during the year                         8%                 8%                 7%


PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)



7.       LONG-TERM BANK LOANS

         The Company obtained various lines of credit under banking facilities which aggregated HK$28,173 as of December 31, 2004 (2003: HK$42,976) from creditworthy commercial banks in Hong Kong and PRC to finance its operations. These loans were collateralized by certain of the assets of the Company its related companies and the Principal Stockholder and his spouse. As of December 31, 2004, the loans consisted of the following:

                 PRINCIPAL                       INTEREST RATE           MATURITY
                US$             HK$

                 82             638              HK$ prime + 1.5%        Serially from 2004 to 2005
              ======          ======

         The collateral of the short-term and long-term bank loans include:

         (i) leasehold property in Hong Kong owned by Ever Growth with a net book value of HK$1,999;
         (ii) fixed deposits owned by Physical Hong Kong, Physical E House and Physical TST;
         (iii) leasehold property in Hong Kong owned by Silver Policy Development Limited ("Silver Policy"), a company owned by the Principal Stockholder and his spouse;
         (iv) personal guarantees from the Principal Stockholder and his spouse;
         (v)      marketable securities as stated in Note 4;
         (vi) a fixed charge over Physical Macau's machinery and equipment and a floating charge over its other assets; and
         (vii) corporate guarantees provided by Silver Policy and Mighty System Limited which are owned by the Principal Stockholder.


8.       INCOME TAXES

         The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which it is domiciled and operates. In the opinion of management, any undistributed earnings of Physical Holdings and the Operating Subsidiaries will be reinvested indefinitely.

         Income tax (expense) benefit comprised of the following:

                                                                                  YEAR ENDED DECEMBER 31
                                                                    ---------------------------------------------------
                                                                        2004         2004           2003         2002
                                                                         US$          HK$            HK$          HK$

         Current taxes                                                  (143)      (1,112)       (1,488)        (4,434)
         Deferred taxes                                                   70          544         1,847          2,841
         Tax effect related to deferral of sales rebates                   -            -             -            759
                                                                    ----------   ----------    -----------   ----------

         Income tax (expense) benefit                                    (73)        (568)          359           (834)
                                                                    ==========   ==========    ===========   ==========

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)


8.       INCOME TAXES (CONTINUED)

         Reconciliation to the expected statutory tax rate in Hong Kong of 17.5% (2003: 17.5% AND 2002: 16%) is as follows:

                                                                                          YEAR ENDED DECEMBER 31
                                                                                    -----------------------------------
                                                                                        2004         2003         2002
                                                                                           %            %            %

        Statutory rate                                                                 17.5        17.5         16.0
        Difference in tax rates in the countries that the Company operates            (48.6)       (1.5)         2.6
        Valuation allowance in respect of net operating losses                        (74.0)      (13.0)       (17.9)
        Valuation allowance in respect of temporary differences                       132.0        (4.0)        (7.2)
        Effect of change in tax rate                                                    -           0.3          -
        Others                                                                          3.0         1.5         (2.8)
                                                                                    ---------    ---------    ---------
        Effective rate                                                                 29.9         0.8         (9.3)
                                                                                    =========    =========    =========

         Recognized deferred tax assets (liabilities) comprised of the following:

                                                                                      AS OF DECEMBER 31
                                                                       ------------------------------------------------
                                                                              2004              2004               2003
                                                                               US$               HK$                HK$

        Taxable temporary differences in respect of property, plant
            and equipment                                                     (664)           (5,182)           (2,746)
        Deductible temporary differences in respect of property,
            plant and equipment                                              1,089             8,491             5,985
        Operating losses carry forward                                       2,121            16,545            16,909
        Valuation allowance (Note)                                          (2,828)          (22,056)          (22,894)
                                                                       -------------    -------------      ------------
        Net deferred tax liabilities                                          (282)           (2,202)           (2,746)
                                                                       =============    =============      ============

         Note: Valuation allowance was made for deferred tax assets recognized in certain Hong Kong subsidiaries as it is more likely than not that the assets will not be realized. The net change in valuation allowance for the year ended December 31, 2004 was a decrease of HK$838 (US$107).

         The Hong Kong subsidiaries are subject to Hong Kong profits tax at a rate of 17.5% (2003: 17.5% AND 2002: 16%). As of December 31, 2004 and
         2003, the Company has operating losses carry forward in respect of Hong Kong subsidiaries of HK$10,995 and HK$34,032 respectively. The operating losses have no expiry date under the current tax legislation.

         Since those PRC JV have sustained losses for PRC income tax purposes, the Company has not recorded any PRC income tax expense. PRC income tax in the future will be calculated at the applicable rate relevant to the PRC JV which is currently 33%. As of December 31, 2004 and 2003, the Company has operating losses carry forward in respect of PRC JV of HK$27,582 and HK$24,350 respectively. The operating losses of the PRC JV will expire five years after the losses were incurred.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)


8.       INCOME TAXES (CONTINUED)

         As the fitness centre operated in Macau has incurred a loss for taxation purposes for the period, the Company has not recorded any Macau income tax expense. Macau profits tax is currently charged at sliding rates with a maximum rate of 15% on assessable profits. As of December 31, 2004 and 2003, the Company has operating losses carry forward in respect of the fitness centre operated in Macau of HK$16,105 and HK$18,648 respectively. The operating losses of the Macau centre will expire three years after the losses were incurred.

         The Company imported beauty products from suppliers in Hong Kong into the PRC for beauty treatment and sale to its customers. Under the prevailing PRC rules and regulations governing imports into the PRC, the Company is required to make import declarations and to pay various taxes including, inter alia, customs duty, consumption tax and value-added tax, on such imports. The Company faced further penalty, additional to the original amount of taxes payable, ranging from 50% to 500% of the original amount of taxes payable, had the Company been found in breach of any of such rules and regulations.

         Since the Company commenced its business operation in the PRC, the Company has not made any import declaration nor paid any of the taxes due for such imports. The directors have represented that the suppliers have undertaken to the Company that they would reimburse the Company for such payments had such payments been found necessary.

         As of the balance sheet date, the Company is potentially liable to make good in aggregate an amount of HK$12,994 (2003: HK$12,388), of which an amount of HK$7,334 (2003: HK$6,728) has been provided for as "Taxes other than income" and as "Other receivables" in the liabilities and assets respectively. No further provision has been made for the difference which amounted to HK$5,660 (2003: HK$5,660) and any potential amount of penalty which might be imposed. In this respect, the directors are of the opinion that the probability that such potential liabilities will be crystallized would be remote.

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


9.       OTHER PAYABLES

                                                                                      AS OF DECEMBER 31
                                                                       ------------------------------------------------
                                                                              2004              2004               2003
                                                                               US$               HK$                HK$

        Accrued rental and related expenses                                   3,073           23,973             35,552
        Accrued salaries, commissions and related expenses                    2,058           16,051             25,487
        Accrued capital expenditures                                            399            3,113             10,983
        Other accrued expenses and creditors                                  1,667           12,999             15,292
                                                                       -------------    -------------      ------------
                                                                              7,197           56,136             87,314
                                                                       =============    =============      ============

10.      OBLIGATIONS UNDER CAPITAL LEASES

         Physical TST and Physical Tsuen Wan lease fitness equipment under several capital leases. The scheduled future minimum lease payments were as follows:

                                                                                     AS OF DECEMBER 31
                                                                      -------------------------------------------------
                                                                              2004              2004             2003
                                                                               US$               HK$              HK$
         Payable during the following periods:
             Within one year                                                   122               951            7,076
             Over one year but not exceeding two years                           -                 -              951
             Over two years but not exceeding three years                        -                 -                -
             Over three years but not exceeding four years                       -                 -                -
             Over four years but not exceeding five years                        -                 -                -
             Thereafter                                                          -                 -                -
                                                                      --------------    --------------    -------------

         Total minimum lease payments                                          122               951            8,027

         Less: Amount representing interest                                    (30)             (235)          (1,795)
                                                                      --------------    --------------    -------------

         Present value of net minimum lease payments                            92               716            6,232
                                                                      ==============    ==============    =============


11.      COMMITMENTS

         CAPITAL EXPENDITURE COMMITMENTS

                                                                                      AS OF DECEMBER 31
                                                                       ------------------------------------------------
                                                                               2004             2004              2003
                                                                                US$              HK$               HK$

        Contracted but not provided for net of deposit paid                   1,228            9,579            12,136
                                                                       =============    =============      ============

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)



11.      COMMITMENTS (CONTINUED)

         COMMITMENTS UNDER OPERATING LEASES

         The Company had outstanding commitments not provided for under non-cancelable operating leases in respect of land and buildings, the portion of these commitments payable in the following periods is as follows:

                                                                                      AS OF DECEMBER 31
                                                                       ------------------------------------------------
                                                                              2004              2004              2003
                                                                               US$               HK$               HK$

        Payable during the following periods:
            Within one year                                                  15,134          118,043            126,225
            Over one year but not exceeding two years                        10,392           81,055             83,503
            Over two years but not exceeding three years                      6,641           51,796             43,598
            Over three years but not exceeding four years                     4,708           36,724             25,155
            Over fours years but not exceeding five years                     3,322           25,914             20,690
            Thereafter                                                       17,080          133,222             69,629
                                                                       -------------    -------------      ------------
        Total operating lease commitments                                    57,277          446,754            368,800
                                                                       =============    =============      ============


12.      RELATED PARTY TRANSACTIONS

         The Company had the following transactions with related parties:

                                                                                  YEAR ENDED DECEMBER 31
                                                                     --------------------------------------------------
                                                                          2004          2004        2003          2002
                                                             NOTE          US$           HK$         HK$           HK$

        Rental and related expenses of a
          director's quarter                                 (a)           207         1,614       1,234         1,452
        Purchase of beauty and fitness equipment             (b)             -             -       1,031         3,442
        Purchase of health food                              (b)            51           400         657             -


         (a) The rental of a director's quarter is payable to a related company, Mighty System Limited.

         (b) The purchases of beauty and fitness equipment and health food were made from a related company, Williluck International Limited.

         (c) The Principal Stockholder of the Company has beneficial interests in all the aforementioned related companies or the stockholder of the related companies are related to the Principal Stockholder.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)



12.      RELATED PARTY TRANSACTIONS (CONTINUED)

         (d) The balance due from the Principal Stockholder to the Company as of December 31, 2004 was HK$9,480 (2003: HK$9,481). Under
                  an agreement with the Company, the Principal Stockholder has pledged 1,500,000 shares of the Company's stock as collateral, which had a market value of HK$5,967 as of December 31, 2004.

         (e) The Principal Stockholder has undertaken to indemnify the Company against any contingent liabilities including tax liabilities and claims that may result from the operating activities of the Company in Hong Kong, the PRC and elsewhere occurring prior to the balance sheet date. He has also undertaken to indemnify the Company against any loss that may arise from non-recovery of advances made to two unrelated parties amounted to HK$890 (2003: HK$2,104), which have been included in "Prepayment to vendors and suppliers and other current assets".


13.      PREPAYMENTS FOR CONSTRUCTION-IN-PROGRESS

         The balance as of December 31, 2004 mainly represented prepayments for decoration works and purchase of machinery for a new fitness and beauty centre which commenced operations in January 2005.


14.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                              YEAR ENDED DECEMBER 31
                                                     -----------------------------------------
                                                          2004            2004           2003
                                                           US$             HK$            HK$
        Cash paid for:
            Interest expenses                              783           6,108          7,329
            Income taxes                                    71             551          7,640

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)



15.      OTHER SUPPLEMENTAL INFORMATION

         The following items are included in the consolidated statements of operations:

                                                                                       YEAR ENDED DECEMBER 31
                                                                              -----------------------------------------
                                                                                   2004            2004           2003
                                                                     NOTE           US$             HK$            HK$
        Interest expenses on:
            Capital leases                                                          200           1,558          1,875
            Overdrafts and bank loans                                               164           1,280          2,062
            Others                                                                  419           3,270          3,392
        Interest income                                               (a)            10              80            135
        Sales taxes                                                   (b)           186           1,450          1,354
        Advertising and marketing expenses                            (c)         2,834          22,105         29,155
        Rental expenses under operating leases                                   16,117         125,716        119,721
        Management fee income                                         (d)           229           1,790              -
        Auditors' remuneration                                                       69             539            529
        Directors' emoluments                                                       305           2,379          2,643

         (a) Interest income is included in "Other income, net" in the consolidated statements of operations.
         (b) Sales taxes are deducted from "Operating revenues" in the consolidated statements of operations.
         (c) Advertising and marketing expenses are included in "Other selling and administrative expenses" in the consolidated statements of operations.
         (d) Management fee income is included under "Other income, net" in the consolidated statements of operations. The fee is earned from a fitness centre operated by a third party in Hangzhou, the PRC, under franchise of the Company, which is calculated at 10% or 25% of the profit of the centre.

16.      RETIREMENT PLAN

         The Company did not operate any retirement plan before December 2000. Following the implementation of the Mandatory Provident Fund ("MPF") in Hong Kong with effect from December 2000, the Company operates two Mandatory Provident Fund ("MPF") plans for its Hong Kong employees. The assets of the MPF plans are held separately from those of the Company in two provident funds managed by independent trustees. In April 2004, one of the MPF plans was terminated and the contribution was transferred to the other remaining MPF plan. The pension expenses charged to the consolidated statements of operations amounted to HK$6,414, HK$8,059, and HK$5,707 for the years ended December 31, 2004, 2003 and 2002 respectively.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)


17.      STOCK OPTION PLAN

         The Company has a Stock Option Plan (the "Plan") which was adopted by the Company's stockholders and its Board of Directors on April 23, 1997. Under the Plan, the Company may issue incentive stock options, non-qualified options, restricted stock grants, and stock appreciation rights to selected directors, officers, advisors and employees of the Company. A total of 500,000 shares of Common Stock of the Company are reserved for issuance under the Plan. Stock options may be granted as non-qualified or incentive options. Incentive stock options may not be granted at a price less than the fair market value of the stock as of the date of grant while non-qualified stock options may not be granted at a price less than 85% of the fair market value of the stock as of the date of grant. The plan will be administered by an option committee which is to be composed of two or more disinterested directors of the Board of Directors (the "Committee"). The option can be exercised during a period of time fixed by the Committee subject to the condition that no option may be exercised ten years after the date of grant or three years after death or disability, whichever is later. As of the date of this report, no stock options have been granted by the Company under the Plan.


18.      OPERATING RISKS

         a)       CONCENTRATION OF SUPPLIERS

                  The Company purchases beauty products from a number of suppliers. Details of individual suppliers also accounted for more than 10% of the Company's purchases are as follows:


                                                                                       YEAR ENDED DECEMBER 31
                                                                              -----------------------------------------
                                                                                   2004            2003           2002
                                                                                      %               %              %
                  William Pharmaceutical Agency                                      11               -              -
                  Kaydex Trading Ltd.                                                27              39             40
                  Kingstar International Trading Limited                             13              16             24

         b)       CONCENTRATION OF CREDIT RISK

                  None of the sales to the customers accounted for more than 10% of the Company's turnover for the three years ended December 31, 2004, 2003 and 2002.

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

         Information concerning consolidated operations by business segment and geographic area is presented in the tables below and on the following pages:

         CONSOLIDATED OPERATIONS BY BUSINESS SEGMENT

                                                                             YEAR ENDED DECEMBER 31
                                                          -------------------------------------------------------------
                                                                  2004             2004           2003            2002
                                                                   US$              HK$            HK$             HK$
        Operating revenues
            - Physical fitness                                  38,282          298,596        258,015         278,212
            - Beauty treatments                                 26,026          203,000        181,093         135,532
            - Others                                                28              220            403               -
                                                          -------------    -------------    -----------    ------------

                                                                64,336          501,816        439,511         413,744
                                                          =============    =============    ===========    ============

        Operating (loss) profit
            - Physical fitness                                 (1,394)         (10,876)       (43,026)         (9,468)
            - Beauty treatments                                 1,596           12,450         (1,691)        (10,770)
            - Others                                              (23)            (180)          (251)               -
                                                          -------------    -------------    -----------    ------------

                                                                  179            1,394        (44,968)        (20,238)
                                                          =============    =============    ===========    ============


                                                                             YEAR ENDED DECEMBER 31
                                                          -------------------------------------------------------------
                                                                  2004             2004           2003            2002
                                                                   US$              HK$            HK$             HK$
        Depreciation
            - Physical fitness                                   6,032           47,047         47,360          50,422
            - Beauty treatments                                  2,087           16,280         15,258          12,990
                                                          -------------    -------------    -----------    ------------

                                                                 8,119           63,327         62,618          63,412
                                                          =============    =============    ===========    ============

        Total assets
            - Physical fitness                                  26,582          207,342        239,313         259,912
            - Beauty treatments                                  9,340           72,850         75,573          64,978
                                                          -------------    -------------    -----------    ------------

                                                                35,922          280,192        314,886         324,890
                                                          =============    =============    ===========    ============

        Property, plant and equipment additions
            - Physical fitness                                     891            6,953         38,979          88,241
            - Beauty treatments                                  2,539           19,808          7,439          38,123
                                                          -------------
                                                                           -------------    -----------    ------------

                                                                 3,430           26,761         46,418         126,364
                                                          =============    =============    ===========    ============




PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)



19.      REPORT ON SEGMENT INFORMATION (CONTINUED)

         CONSOLIDATED OPERATIONS BY GEOGRAPHIC AREA

                                                                             YEAR ENDED DECEMBER 31
                                                          -------------------------------------------------------------
                                                                 2004            2004             2003            2002
                                                                  US$             HK$              HK$             HK$
          Operating revenues
              - Hong Kong                                      56,764         442,755          385,966         374,102
              - PRC                                             7,572          59,061           53,545          39,642
                                                          -------------   --------------   -------------   ------------

                                                               64,336         501,816          439,511         413,744
                                                          =============   ==============   =============   ============

          Operating (loss) profit
              - Hong Kong                                       2,161          16,855          (30,140)          1,458
              - PRC                                            (1,209)         (9,433)          (7,634)        (16,177)

          Interest income                                          10              80              135             126
          Interest expenses                                      (783)         (6,108)          (7,329)         (5,645)
                                                          -------------   --------------   -------------   ------------

          Net (loss) income                                       179           1,394          (44,968)        (20,238)
                                                          =============   ==============   =============   ============

          Segment assets
              - Hong Kong                                      24,406         190,370          230,387         247,305
              - PRC                                            11,516          89,822           84,499          77,585
                                                          -------------   --------------   -------------   ------------

                                                               35,922         280,192          314,886         324,890
                                                          =============   ==============   =============   ============


20.      UNAUDITED QUARTERLY CONSOLIDATED FINANICAL DATA

         2004
                                                                             QUARTER
                                            ---------------------------------------------------------------------------
                                                   FIRST              SECOND               THIRD              FOURTH
                                                     HK$                 HK$                 HK$                 HK$

         Operating revenues                      113,551             144,601             125,259             118,405
         Operating expenses                     (121,955)           (131,070)           (126,553)           (116,577)
                                            ---------------     ---------------     ---------------     ---------------

         (Loss) Income from operations            (8,404)             13,531              (1,294)              1,828
         Non-operating expenses                   (1,071)               (755)             (1,212)               (726)
                                            ---------------     ---------------     ---------------     ---------------

         (Loss) Income before income taxes
           and minority interests                 (9,475)             12,776              (2,506)              1,102
         (Provision) Benefit for income
           taxes                                       -              (2,689)                441               1,680
         Minority interests                          200                (362)                425                (198)
                                            ---------------     ---------------     ---------------     ---------------

         Net (loss) income                        (9,275)              9,725              (1,640)              2,584
                                            ===============     ===============     ===============     ===============


         (Loss) Earnings per share of common stock
         - Basic                                    (0.93)                0.97              (0.16)                0.26
                                            ===============     ===============     ===============     ===============

         A management fee expense incurred to Mighty System Limited of HK$4,000 in the second quarter of 2004 was reversed in the fourth quarter.




PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)



20.      UNAUDITED QUARTERLY CONSOLIDATED FINANICAL DATA (CONTINUED)

         2003
                                                                             Quarter
                                            ---------------------------------------------------------------------------
                                                   First              Second               Third              Fourth
                                                     HK$                 HK$                 HK$                 HK$

         Operating revenues                      105,765             102,463             115,082             116,201
         Operating expenses                     (113,449)           (120,151)           (123,066)           (121,606)
                                            ---------------     ---------------     ---------------     ---------------

         Loss from operations                     (7,684)            (17,688)             (7,984)             (5,405)
         Non-operating expenses                   (1,492)             (1,409)             (1,969)             (1,906)
                                            ---------------     ---------------     ---------------     ---------------

         Income before income taxes and
           minority interests                     (9,176)            (19,097)             (9,953)             (7,311)
         (Provision) Benefit for income
           taxes                                    (462)                210                 201                 410
         Minority interests                          (24)                257                 131                (154)
                                            ---------------     ---------------     ---------------     ---------------

         Net loss                                 (9,662)            (18,630)             (9,621)             (7,055)
                                            ===============     ===============     ===============     ===============


         Loss per share of common stock
         - Basic                                    (0.97)              (1.86)              (0.96)              (0.71)
                                            ===============     ===============     ===============     ===============


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A. CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures.

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)      Management's Report on Internal Control over Financial Reporting.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2004. The Company's management has concluded that, as of December 31, 2004, its internal control over financial reporting is effective based on these criteria.

(c)      Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

The Company's management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM     9B. OTHER INFORMATION

NONE
                                      27

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

        The officers and directors of the Company, their ages and present positions held with the Company are as follows:

    NAME                      AGE          POSITIONS WITH THE COMPANY
    ----                      ---          --------------------------

Ngai Keung Luk (Serleo)        48          Chairman of the Board of Directors,
                                           Chief Executive Officer

Yuk Wah Ho                     49          President and Director

Robert Chui                    48          Chief Financial Officer and Director

Darrie Lam                     41          Executive Vice President, Secretary
                                           and Director

Yat Ming Lam                   47          Director

Allan Wah Chung Li             47          Director

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

         DARRIE LAM, EXECUTIVE VICE PRESIDENT, SECRETARY, DIRECTOR. Ms. Lam has been a Vice-President and Secretary of the Company since October, 1996. Ms. Lam is a fellow member of the Hong Kong Institute of Certified Public Accountants and a fellow member of the Chartered Association of Certified Accountants (UK). She joined the Company in 1994 and before that she worked with a major Hong Kong Listed company, Wharf Group, as a Financial Analyst. Ms. Lam is responsible for the Company's secretarial affairs, finance and administration functions. Ms. Lam received MBA degree from the University of Manchester, U.K.

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

         LING LAM, GENERAL MANAGER - BEAUTY. Ms. Lam is a member of The Association of Worldwide Beauty Professional holding an ITEC Aesthetician Diploma, Fingertip Accupuncture Certiciate - Hong Kong, Theory & Practice of Aesthetic Diploma - Cananda, Diploma of Cosmetology - USA, and CIBTAC Aesthetic Treatments Diploma. Prior to joining the Company in June, 1996, Ms. Lam was the General Manager of Golden Maple Leaf Foundation Management Ltd. Ms. Lam is responsible for the Company's beauty operation in both Hong Kong and China branches.

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

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal years 2004, 2003 and 2002 by those persons who served as Chief Executive Officer and any Named Executive Officer who received compensation in excess of $100,000 during such years.

                        SUMMARY COMPENSATION TABLE (US$)


Name and Principal Position                 Year     Salary(1)                  Annual Awards(2)
---------------------------                 ----     ---------         -----------------------------------
                                                                       Bonus (3)    Other compensation (4)
                                                                       --------     ----------------------

Ngai Keung Luk, CEO, Chairman               2004       -                  -                207,000
                                            2003       -                  -                261,800
                                            2002       -                  -                186,000

Yuk Wah Ho, President, COO                  2004      98,000              -                   -
                                            2003      77,000              -                   -
                                            2002       -                  -                   -


(1) No officers received or will receive any bonus or other annual compensation other than salaries during fiscal year 2004, other than stated above. Management believes that the value of other non-cash benefits and compensation distributed to executive officers of the Company individually or as a group during fiscal year 2004 did not exceed the lesser of US$50,000 or ten percent of such officers' individual cash compensation or, with respect to the group, US$50,000 times the number of persons in the group or ten percent of the group's aggregate cash compensation.

(2)      No officers received or will receive any long term incentive plan
         (LTIP) payouts or other payouts during fiscal year 2004.

(3)      Bonus awarded based on performance.

(4) Other compensation for Mr. Luk included an allowance of HK$960,000 (US$123,000) for the fiscal years 2004 and 2003, being fair market rent of the living accommodation provided to Mr. Luk.  See also
 "Certain Transactions".

COMPENSATION OF DIRECTORS

         The Company reimburses each Director for reasonable expenses (such as travel and out-of-pocket expenses) in attending meetings of the Board of Directors. Directors are not separately compensated for their services as Directors.


EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 2004, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted. Unless otherwise indicated, the address for each stockholder is 40/F., RBS Tower, Times Square, No. 1
Matheson Street, Causeway Bay, Hong Kong.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company made certain advances to Mr. Luk, the Company's Chief Executive Officer and the Chairman of its Board of Directors, during the years. The balance due to the Company and its subsidiaries at December 31, 2004 was HK$9,480,000 (US$1,215,000). Under an agreement with the Company, Mr. Luk has pledged 1,500,000 shares of the Company stock as collateral. See Note 12 to Financial Statements.

         Mr. Luk receives a monthly allowance of HK$80,000 (US$10,300) for the fiscal year 2004 for his living accommodations. Such allowance represents the fair market rent of the property owned by a company which is controlled by Mr. Luk. See also "Management - Compensation".

         The Company had the transactions with related companies as provided in the Financial Statements, Note 12.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

Audit Fees: The Company paid Moores Rowland Mazars $69,000 in the year 2004 and $67,000 in the year 2003, in connection with the annual audit and to review the quarterly filings made on form 10-Q.

Audit Related Fees: NONE

Tax Fees: NONE

All Other Fees: NONE

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


         (b)    Reports on Form 8-K
                -------------------

                NONE

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2005.

                                PHYSICAL SPA & FITNESS INC.

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

/s/ Ngai Keung Luk             Chairman and Chief Executive Officer               Date: 4/14/05
------------------------       (principal executive officer)
    Ngai Keung Luk

/s/ Yuk Wah Ho                 President and Director                             Date: 4/14/05
------------------------
    Yuk Wah Ho

/s/ Robert Chui                Chief Financial Officer and Director               Date: 4/14/05
------------------------       (Principal accounting and financial officer)
    Robert Chui

/s/ Darrie Lam                 Executive Vice President, Secretary                Date: 4/14/05
------------------------       and Director
    Darrie Lam

/s/ Yat Ming Lam               Director                                           Date: 4/14/05
------------------------
    Yat Ming Lam

/s/ Allan Wah Chung Li         Director                                           Date: 4/14/05
------------------------
    Allan Wah Chung Li