Form 10-Q
period 2005-03-31
PHYSICAL SPA & FITNESS INC
filed 2005-05-23
CIK 1048055

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12 b - 2 of the Exchange Act)     Yes(  )    No(X)

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: March 31, 2005, 10,000,000 shares.

                                TABLE OF CONTENTS

PART I  -  FINANCIAL INFORMATION                                    PAGE
                                                                    ----
   ITEM 1   -   FINANCIAL STATEMENTS

     Condensed Consolidated Statements of Operations                   1
     for the three-month periods
     ended March 31, 2004 and 2005 (Unaudited)

     Condensed Consolidated Balance Sheets at December 31, 2004        2
      and March 31, 2005 (Unaudited)

     Condensed Consolidated Statements of Cash Flows                   3
     for the three-month periods ended
     March 31, 2004 and 2005 (Unaudited)

     Notes to Financial Statements                                     4

   ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                7
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   ITEM 3   -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT        11
                MARKET RISK

   ITEM 4   -   CONTROLS AND PROCEDURES                               11

PART II  -   OTHER INFORMATION

   ITEM 1   -   LEGAL PROCEEDINGS                                     12

   ITEM 2   -   UNREGISTERED SALES OF EQUITY SECURITIES
                  AND USE OF PROCEEDS                                 12

   ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES                       12

   ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE                       12
                OF SECURITY HOLDERS

   ITEM 5   -   OTHER INFORMATION                                     12

   ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K                      12

                      PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                      --------------------------------------------

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    -----------------------------------------------
                    (In thousands, except share and per share data)


                                                       Three months ended March 31
                                                       2004        2005        2005
                                                     ---------   ---------   ---------
                                                        HK$         HK$         US$
Operating Revenues
Fitness service                                        61,212      69,451       8,904
Beauty treatments                                      52,250      48,989       6,281
Others                                                     89       1,454         186
                                                     ---------   ---------   ---------
Total operating revenues                              113,551     119,894      15,371
                                                     ---------   ---------   ---------

Operating Expenses
Salaries and commissions                              (40,778)    (40,024)     (5,131)
Rent and related expenses                             (40,339)    (41,841)     (5,364)
Depreciation                                          (15,286)    (15,406)     (1,975)
Other selling and administrative expenses             (25,552)    (26,931)     (3,453)
                                                     ---------   ---------   ---------
Total operating expenses                             (121,955)   (124,202)    (15,923)
                                                     ---------   ---------   ---------
Loss from operations                                   (8,404)     (4,308)       (552)
                                                     ---------   ---------   ---------

Non-operating (Expenses) Income
Other income, net                                          88          68           9
Interest expenses                                      (1,159)     (1,207)       (155)
                                                     ---------   ---------   ---------
Total non-operating (expenses) income                  (1,071)     (1,139)       (146)
                                                     ---------   ---------   ---------

Loss before income taxes and minority interests        (9,475)     (5,447)       (698)

Provision for income taxes                                 --        (188)        (24)
                                                     ---------   ---------   ---------
Loss before minority interests                         (9,475)     (5,635)       (722)

Minority interests                                        200         145          18
                                                     ---------   ---------   ---------
Net loss                                               (9,275)     (5,490)       (704)
                                                     =========   =========   =========

Loss per share of common stock                          (0.93)      (0.55)      (0.07)
                                                     =========   =========   =========
Number of shares of common stock outstanding
(in thousands)                                         10,000      10,000      10,000
                                                     =========   =========   =========


Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars
("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2005 or at any other certain rate.




                                      PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                                      --------------------------------------------
                                    UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                        ---------------------------------------
                                       AS OF DECEMBER 31, 2004 AND MARCH 31, 2005

                                    (In thousands, except share and per share data)
                                                                                       As of
                                                               -------------------------------------------------------
                                                       Note       December 31, 2004               March 31, 2005
                                                                           HK$                HK$                US$
ASSETS

Current assets
Cash and bank balances                                                   1,625              3,072                394
Trade receivables                                                        4,006              5,894                756
Other receivables                                                        7,334              7,334                940
Rental and utility deposits                                             31,821             31,431              4,030
Prepayments to vendors and suppliers and other current assets            2,482              2,938                377
Inventories, finished products for beauty treatment and sale             5,873              6,430                824
Income taxes recoverable                                                 2,041              1,591                204
                                                              -----------------  -----------------  -----------------

Total current assets                                                    55,182             58,690              7,525
                                                              -----------------  -----------------  -----------------

Marketable securities, collateralized                                    4,280              4,280                549
Bank deposits, collateralized                                           11,523             13,489              1,729
Due from a stockholder                                                   9,480              9,480              1,215
Prepayments for construction-in-progress                                11,835              2,111                271
Property, plant and equipment,
   net of accumulated depreciation of
   HK$328,604 as of March 31, 2005 (2004: HK$313,845)                  187,892            188,467             24,162
                                                              -----------------  -----------------  -----------------

Total assets                                                           280,192            276,517             35,451
                                                              =================  =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Short-term bank loans                                                   14,473             12,057              1,546
Long-term bank loans - current portion                   5                 638                167                 21
Trade and other payables                                                60,685             59,505              7,629
Obligations under finance leases - current portion                         716                 75                 10
Deferred income - current portion                                      117,526            122,322             15,682
Deferred liabilities - current portion                                   5,745              5,137                659
Income taxes payable                                                       214                457                 59
Taxes other than income                                                  6,570              6,479                831
                                                              -----------------  -----------------  -----------------

Total current liabilities                                              206,567            206,199             26,437
                                                              -----------------  -----------------  -----------------

Deferred income - non-current portion                                   18,748             22,273              2,856
Deferred liabilities -  non-current portion                              7,983              6,786                870
Deferred taxation                                                        2,202              2,202                282
Minority interests                                                       7,010              6,865                880

Commitments and contingencies                            6

Stockholders' equity:
Common stock, par value US$0.001 each,
   100 million shares of stock authorized;
   10 million shares of stock issued and outstanding                        78                 78                 10
Cumulative translation adjustments                                         161                161                 20
Retained earnings                                                       37,443             31,953              4,096
                                                              -----------------  -----------------  -----------------

Total stockholders' equity                                              37,682             32,192              4,126
                                                              -----------------  -----------------  -----------------

Total liabilities and stockholders' equity                             280,192            276,517             35,451
                                                              =================  =================  =================

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2005 or at any other certain rate.



                         PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                         --------------------------------------------
                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        -----------------------------------------------
                  FOR THE THREE MONTHS FROM JANUARY 1, 2004 TO MARCH 31, 2004
                             AND JANUARY 1, 2005 TO MARCH 31, 2005
                                        (in thousands)


                                                               Three Months Ended March 31
                                                            ---------------------------------
                                                             2004         2005         2005
                                                            -------      -------      -------
                                                              HK$          HK$          US$

Cash flows from operating activities:
Net loss                                                     (9,275)      (5,490)        (704)

Adjustments to reconcile net loss to net cash provided
  by operating activities:
    Minority interests                                         (200)        (145)         (18)
    Depreciation                                             15,286       15,406        1,975

Changes in working capital:
    Trade receivables                                          (793)      (1,888)        (243)
    Deposits, prepayments and other current assets              859          (66)          (8)
    Inventories                                                   1         (557)         (71)
    Due from a related company                               (3,950)          --           --
    Trade and other payables                                (17,380)      (1,180)        (151)
    Deferred income                                          29,362        8,321        1,067
    Deferred liabilities                                     (2,209)      (1,805)        (231)
    Income taxes payable/recoverable                           (725)         693           89
    Taxes other than income                                      46          (91)         (12)
                                                            -------      -------      -------

Net cash provided by operating activities                    11,022       13,198        1,693
                                                            -------      -------      -------

Cash flows from investing activities:
    Prepayments for construction-in-progress                 (9,503)        (149)         (19)
    Acquisition of property, plant and equipment             (1,822)      (6,108)        (783)
    Acquisition of marketable securities                       (990)          --           --
                                                            -------      -------      -------

Net cash used in investing activities                       (12,315)      (6,257)        (802)
                                                            -------      -------      -------

Cash flows from financing activities:
    Decrease (Increase) in bank deposits                      2,399       (1,966)        (252)
    Due from a stockholder                                      282           --           --
    Proceeds from (Settlement of) short-term bank loans       3,996       (2,416)        (310)
    Repayment of long-term bank loans                        (2,680)        (471)         (60)
    Capital element of finance lease rental payments         (2,419)        (641)         (83)
                                                            -------      -------      -------

Net cash provided by (used in) financing activities           1,578       (5,494)        (705)
                                                            -------      -------      -------

Net increase in cash and cash equivalents                       285        1,447          186

Cash and cash equivalents at beginning of period              1,806        1,625          208

Cumulative translation adjustments                               --           --           --
                                                            -------      -------      -------

Cash and cash equivalents at end of period                    2,091        3,072          394
                                                            =======      =======      =======


Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2005 or at any other certain rate.

                                              -3-

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
             -----------------------------------------------------
            (Amounts in thousands, except share and per share data)

1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Physical Spa & Fitness Inc. ("the Company") and the subsidiaries that it controls. The Company, through its subsidiaries, operates fitness and spa/beauty centers in Hong Kong and China. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

         The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. PREPARATION OF FINANCIAL STATEMENTS

         The Group has a negative working capital of HK$151,385 and HK$147,509 as of December 31, 2004 and March 31, 2005. Besides, the Group has incurred loss of HK$5,490 in the three-month period ended March 31, 2005. These conditions raise substantial doubt about the Group's ability to continue as a going concern.

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

         Information concerning consolidated operations by business segment is presented in the tables below:

         CONSOLIDATED OPERATIONS BY BUSINESS SEGMENT

                                                  THREE MONTHS ENDED MARCH 31
                                               ---------------------------------
                                                 2004        2005        2005
                                               --------    --------    --------
                                                  HK$         HK$         US$

      Operating revenues
          - Physical fitness                     61,212      69,451       8,904
          - Beauty treatments                    52,250      48,989       6,281
          - Others                                   89       1,454         186
                                               --------    --------    --------

                                                113,551     119,894      15,371
                                               ========    ========    ========

      Operating (loss) profit
          - Physical fitness                    (12,532)     (5,117)       (656)
          - Beauty treatments                     3,302      (1,817)       (233)
          - Others                                  (45)      1,444         185
                                               --------    --------    --------
                                                 (9,275)     (5,490)       (704)

      Provision for income taxes included in
         segment (loss) profit above                 --         188          24
      Minority interests included
         in segment profit (loss) above            (200)       (145)        (18)
                                               --------    --------    --------
      Consolidated loss before income
        taxes and minority interests             (9,475)     (5,447)       (698)
                                               ========    ========    ========

                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
             -----------------------------------------------------
            (Amounts in thousands, except share and per share data)


5. LONG-TERM BANK LOANS

         The Group had not obtained additional long-term bank loans during the three-month period ended March 31, 2005.

         During the period under review, the Group repaid HK$471 of its outstanding bank loans. The outstanding loan balances as of March 31, 2005 were analyzed as follows:

PRINCIPAL                     INTEREST RATE                  MATURITY
   US$        HK$

   21         167            HK$ prime + 1.5%        Serially from 2004 to 2005
 ======     ======


6. CONTINGENT LIABILITIES

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

         As of December 31, 2004 and March 31, 2005, the Company is potentially liable to make good in aggregate an amount of HK$12,994, of which an amount of HK$7,334 has been provided for in both balance sheet dates as Taxes Other Than Income and as Other Receivables in the liabilities and assets respectively. No further provision has been made for the difference and any potential amount of penalty which might be imposed. In this respect, the directors are of the opinion that the probability that such potential liabilities will be crystallized would be remote.

7. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                 THREE MONTHS ENDED MARCH 31
                                               ---------------------------------
                                                 2004        2005        2005
                                               --------    --------    --------
                                                  HK$         HK$         US$
Cash paid (received) for:
    Interest expenses                            1,159       1,207        155
    Income taxes                                    --        (505)       (65)

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

RESULTS OF OPERATIONS

                                                 Three Months Ended
                                                     March 31
                                                 2004         2005
                                              -----------  -----------

Operating Revenues                              100.00%     100.00%

Total operating expenses                        107.40%     103.59%

Operating loss                                  (7.40%)     (3.59%)

Loss before income taxes and
minority interests                              (8.34%)     (4.54%)

Provision for income taxes                         --       (0.16%)

Minority interests                               0.17%       0.12%

Net loss                                        (8.17%)     (4.58%)
                                            ===========  ===========

THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED).
--------------------------------------------------------------------------------

         OPERATING REVENUES. The Company's operating revenues increased 6% to HK$119,894,000 (US$15,371,000) in the first quarter of 2005 as compared to HK$113,551,000 (US$14,558,000) of the same period last year.

         Operating revenues derived by the Company's fitness services increased 13% to HK$69,451,000 (US$8,904,000) compared to HK$61,212,000 (US$7,848,000) of last year. Fitness revenues as a percentage of total revenues were 59% in the first quarter of 2005 as compared to 54% in the first quarter of 2004.

         Operating revenues from the Company's beauty treatment business totaled HK$48,989,000 (US$6,281,000) compared to HK$52,250,000 (US$6,699,000) of last year, representing a decrease of 6%. Beauty treatment revenues as a percentage of total revenues decreased from 46% to 41% in the first quarter of 2005 as compared to 2004.

         Operating revenues from others increased 1634% to HK$1,454,000 (US$186,000) in the first quarter of 2005 compared to HK$89,000 (US$11,000) of the same quarter last year. The significant increase was mainly due to the recognition of management service income from Hang Zhou, China which has not yet commenced operation in the corresponding period of last year.

         OPERATING EXPENSES. The Company's operating expenses for the first quarter of 2005 totaled HK$124,202,000 (US$15,923,000) compared to HK$121,955,000 (US$15,635,000) in 2004, representing an increase of 2%. This reflects the additional costs incurred by the Company in following its business expansion plan. Total operating expenses, after taking into account all corporate expenses, were 105% of total operating revenue in the period ended March 31, 2005 as compared to 107% in the corresponding period of last year.

         TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first quarter of 2005 totaled HK$1,139,000 (US$146,000) compared to HK$1,071,000 (US$137,000) in 2004. This represents an increase of 6% due to higher interest expenses.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the first quarter of 2005 totaled HK$188,000 (US$24,000) compared to a nil provision in 2004.

         NET LOSS. The Company has suffered a net loss of HK$5,490,000 (US$704,000) for the first quarter of 2005, compared to a net loss of HK$9,275,000 (US$1,189,000) for 2004, representing a decrease of 41%. Management believes that the bottom line will gradually improve to ultimately achieving a net profit by the end of the year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions.

         Cash and cash equivalent balances as of March 31, 2005 and December 31, 2004 were HK$3,072,000 (US$394,000) and HK$1,625,000 (US$208,000).

         Net cash provided by operating activities were HK$11,022,000 (US$1,413,000) and HK$13,198,000 (US$1,693,000) for the three-month periods ended March 31, 2004 and 2005, respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$12,315,000 (US$1,579,000) and HK$6,257,000
(US$802,000) for the three-month periods ended March 31, 2004 and 2005 respectively, primarily as a result of expenditures for property, plant and equipment. Net cash provided by (used in) financing activities, which mainly include proceeds from bank loans, net interest and repayment, were HK$1,578,000 (US$202,000) and HK$(5,494,000) (US$(705,000)) in the three-month periods ended March 31, 2004 and 2005, respectively.

         During the three-month period ended March 31, 2005, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material. The Company's long-term loan bears interest rate of 7% per annum. The total balance outstanding as of March 31, 2005 on such loan was HK$167,000 (US$21,000). The last repayment on the loan is due in 2005.

         During the three-month period ended March 31, 2005, the Company has no material purchases of investments.

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

         The Company's trade receivable balance at March 31, 2005, was HK$5,894,000 (US$756,000). These trade receivables are mainly amounts due from major credible banks and the history of credit loss from these banks are none.

         Capital expenditure for Fiscal Year 2004, and the three-month period ended March 31, 2005, were HK$27,066,000 (US$3,470,000) and HK$6,108,000
(US$783,000) respectively.

         And as mentioned in note 2 to the financial statements, the Company has negative working capital and net loss. The Principal Stockholder has undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern. In this connection, the Principal Stockholder agrees to inject funds and realize his net worth assets to support the Company as and when required. Accordingly, the Company believes that cash flow generated from its operations, the tight cost and cash flow control measures and its existing and additional credit facilities to be sought should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months. The Company also considers the carrying amount of the assets could be recovered from operations in the light of the fact that the Company was able to generate a cash flow from operations of HK$13,198,000 (US$1,693,000) and a net cash inflow of HK$1,447,000 (US$186,000). Moreover, a large part of the loss for the first quarter of 2005 was attributable to the new center in Shanghai, China, which has just commenced operation in February, 2005. Having excluded the loss of the new center, the Company's results would have improved from a loss of HK$9,275,000 (US$1,189,000) in the first quarter of 2004 to HK$2,452,000 (US$314,000) of 2005.

CRITICAL ACCOUNTING POLICIES

         Besides the accounting policies as described in note 3 to the financial statements for the year ended December 31, 2004, the management considers that the Group has not adopted any other critical accounting policies.

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

PART II - OTHER INFORMATION

ITEM 1  - LEGAL PROCEEDINGS

          NONE

ITEM 2  - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                                    PHYSICAL SPA & FITNESS INC.
                                    (Registrant)

Date: May 20, 2005                  /s/ Ngai Keung Luk
                                    ------------------------------------
                                    Ngai Keung Luk,
                                    Chairman and Chief Executive Officer

Date: May 20, 2005                  /s/ Robert Chui
                                    ------------------------------------
                                    Robert Chui,
                                    Chief Financial Officer

                                  CERTIFICATION

I, Ngai Keung Luk, Chairman and Chief Executive Officer and I, Robert Chui, Chief Financial Officer, certify that:

1. We have reviewed this quarterly report on Form 10-Q of Physical Spa & Fitness Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                  (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and we have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to affect ability to record, process, summarize and report financial information; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


May 20, 2005                               /s/ Ngai Keung Luk
---------------                            -------------------------------------
Date                                       Chairman and Chief Executive Officer

May 20, 2005                               /s/ Robert Chui
---------------                            -------------------------------------
Date                                       Chief Financial Officer