Form 10-Q
period 2005-06-30
PHYSICAL SPA & FITNESS INC
filed 2005-08-22
CIK 1048055

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: June 30, 2005, 10,000,000 shares.

                                TABLE OF CONTENTS

PART I  -  FINANCIAL INFORMATION                                    PAGE
                                                                    ----
   ITEM 1   -   FINANCIAL STATEMENTS

     Condensed Consolidated Statements of Operations                   1
     for the three-month and six-month periods ended June 30, 2004 and 2005 (Unaudited)

     Condensed Consolidated Balance Sheets at December 31, 2004        2
      and June 30, 2005 (Unaudited)

     Condensed Consolidated Statements of Cash Flows                   3
     for the six-month periods ended
     June 30, 2004 and 2005 (Unaudited)

     Notes to Financial Statements                                     4

   ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                7
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   ITEM 3   -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT        13
                MARKET RISK

   ITEM 4   -   CONTROLS AND PROCEDURES                               13

PART II  -   OTHER INFORMATION

   ITEM 1   -   LEGAL PROCEEDINGS                                     14

   ITEM 2   -   UNREGISTERED SALES OF EQUITY SECURITIES
                AND USE OF PROCEEDS                                   14

   ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES                       14

   ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE                       14
                OF SECURITY HOLDERS

   ITEM 5   -   OTHER INFORMATION                                     14

   ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K                      14

                                        PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                                        --------------------------------------------

                                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      -----------------------------------------------
                                      (In thousands, except share and per share data)


                                                           Three months ended June 30         Six months ended June 30
                                                       2004        2005        2005        2004        2005         2005
                                                     ---------   ---------   ---------   ---------   ---------   ---------
                                                        HK$         HK$         US$         HK$          HK$         US$
Operating Revenues
Fitness service                                        92,040      62,773       8,048     153,252     132,224      16,951
Beauty treatments                                      52,502      50,707       6,501     104,752      99,696      12,782
Others*                                                 1,040          (7)         (1)      1,129       1,447         186
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Total operating revenues                              145,582     113,473      14,548     259,133     233,367      29,919
                                                     ---------   ---------   ---------   ---------   ---------   ---------

Operating Expenses
Salaries and commissions                              (41,366)    (40,876)     (5,241)    (82,144)    (80,900)    (10,372)
Rent and related expenses                             (39,409)    (41,206)     (5,283)    (79,748)    (83,047)    (10,647)
Depreciation                                          (17,008)    (14,456)     (1,853)    (32,294)    (29,862)     (3,828)
Other selling and administrative expenses             (33,287)    (27,667)     (3,547)    (58,839)    (54,598)     (7,000)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Total operating expenses                             (131,070)   (124,205)    (15,924)   (253,025)   (248,407)    (31,847)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Income (Loss) from operations                          14,512     (10,732)     (1,376)      6,108     (15,040)     (1,928)
                                                     ---------   ---------   ---------   ---------   ---------   ---------

Non-operating income (expenses)
Other income, net*                                        292         118          15         380         186          24
Interest expenses                                      (2,028)       (732)        (94)     (3,187)     (1,939)       (249)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Total non-operating expenses                           (1,736)       (614)        (79)     (2,807)     (1,753)       (225)
                                                     ---------   ---------   ---------   ---------   ---------   ---------

Income (Loss) before income taxes
 and minority interests                                12,776     (11,346)     (1,455)      3,301     (16,793)     (2,153)

(Provision) Benefit for income taxes                   (2,689)        188          24      (2,689)         --          --
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Income (Loss) before minority interests                10,087     (11,158)     (1,431)        612     (16,793)     (2,153)

Minority interests                                       (362)         73          10        (162)        218          28
                                                     ---------   ---------   ---------   ---------   ---------   ---------

Net income (loss)                                       9,725     (11,085)     (1,421)        450     (16,575)     (2,125)
                                                     =========   =========   =========   =========   =========   =========

Income (Loss) per common share                           0.97       (1.11)      (0.14)       0.05       (1.66)      (0.21)
                                                     =========   =========   =========   =========   =========   =========
Number of shares of common stock outstanding
(in thousands)                                         10,000      10,000      10,000      10,000      10,000      10,000
                                                     =========   =========   =========   =========   =========   =========

* Other non-operating income of HK$981 (US$126) for 2004 has been reallocated to Operating Revenues in consistence with the unaudited financial statements for the period ended March 31, 2005.

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars
("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2005 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

                                 PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                                 --------------------------------------------
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ---------------------------------------
                                   AS OF DECEMBER 31, 2004 AND JUNE 30, 2005

                                                                                      As of
                                                               -------------------------------------------------------
                                                       Note       December 31, 2004               June 30, 2005
                                                                           HK$                HK$                US$
ASSETS

Current assets
Cash and bank balances                                                   1,625              1,843                236
Trade receivables                                                        4,006              9,232              1,184
Other receivables                                                        7,334              7,334                940
Rental and utility deposits                                             31,821             31,073              3,984
Prepayments to vendors and suppliers and other current assets            2,482              6,673                855
Inventories, finished products for beauty treatment and sale             5,873              6,614                848
Income taxes recoverable                                                 2,041              1,552                199
                                                              -----------------  -----------------  -----------------

Total current assets                                                    55,182             64,321              8,246
                                                              -----------------  -----------------  -----------------

Marketable securities, collateralized                                    4,280              4,280                549
Bank deposits, collateralized                                           11,523             12,527              1,606
Due from a stockholder                                                   9,480              9,480              1,215
Prepayments for construction-in-progress                                11,835              1,099                141
Property, plant and equipment,
   net of accumulated depreciation of
   HK$340,400 as of June 30, 2005 (2004: HK$313,845)                   187,892            177,818             22,797
                                                              -----------------  -----------------  -----------------

Total assets                                                           280,192            269,525             34,554
                                                              =================  =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Short-term bank loans                                                   14,473             11,272              1,445
Long-term bank loans - current portion                   6                 638                 --                 --
Trade and other payables                                                60,685             50,231              6,440
Obligations under finance leases - current portion                         716                286                 37
Deferred income - current portion                                      117,526            122,310             15,681
Deferred liabilities - current portion                                   5,745              4,303                552
Income taxes payable                                                       214                229                 29
Taxes other than income                                                  6,570              7,279                933
                                                              -----------------  -----------------  -----------------

Total current liabilities                                              206,567            195,910             25,117
                                                              -----------------  -----------------  -----------------

Deferred income - non-current portion                                   18,748             36,451              4,673
Deferred liabilities -  non-current portion                              7,983              6,800                872
Obligations under finance leases - non-current portion                      --                263                 33
Deferred taxation                                                        2,202              2,202                282
Minority interests                                                       7,010              6,792                871

Commitments and contingencies                            7

Stockholders' equity:
Common stock, par value US$0.001 each,
   100 million shares of stock authorized;
   10 million shares of stock issued and outstanding                        78                 78                 10
Cumulative translation adjustments                                         161                161                 21
Retained earnings                                                       37,443             20,868              2,675
                                                              -----------------  -----------------  -----------------

Total stockholders' equity                                              37,682             21,107              2,706
                                                              -----------------  -----------------  -----------------

Total liabilities and stockholders' equity                             280,192            269,525             34,554
                                                              =================  =================  =================

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2005 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

                            PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                            --------------------------------------------
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -----------------------------------------------
                      FOR THE SIX MONTHS ENDED TO JUNE 30, 2004 AND JUNE 30, 2005
                                           (in thousands)

                                                                       Six Months Ended June 30
                                                                     ------------------------------
                                                                       2004       2005       2005
                                                                     --------   --------   --------
                                                                       HK$        HK$         US$

Cash flows from operating activities:
Net income (loss)                                                       450    (16,575)     (2,125)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Minority interests                                                  162       (218)        (28)
    Depreciation                                                     32,294     29,862       3,828
    Loss on disposal of property, plant and equipment                    13         20           3

Changes in working capital:
    Trade receivables                                                (4,543)    (5,226)       (670)
    Rental and utility deposits                                          --        748          96
    Deposits, prepayments and other current assets                    3,196     (4,191)       (537)
    Inventories                                                      (1,602)      (741)        (95)
    Due from a related company                                         (830)        --          --
    Trade and other payables                                        (24,437)   (10,454)     (1,340)
    Deferred income                                                  26,642     22,487       2,883
    Deferred liabilities                                             (2,611)    (2,625)       (337)
    Income taxes payable/recoverable                                  1,806        504          65
    Taxes other than income                                             476        709          91
                                                                    --------    --------   --------

Net cash provided by operating activities                            31,016     14,300       1,834
                                                                    --------    --------   --------

Cash flows from investing activities:
    Prepayments for construction-in-progress                         (1,775)      (329)        (42)
    Acquisition of property, plant and equipment                    (20,757)    (8,189)     (1,050)
    Acquisition of marketable securities                               (990)        --          --
    Sales proceeds from disposal of property, plant and equipment         3         18           2
    Decrease (Increase) in collateralized bank deposits               2,596     (1,004)       (129)
    Due from a stockholder                                               28         --          --
                                                                    --------    --------   --------

Net cash used in investing activities                               (20,895)    (9,504)     (1,219)
                                                                    --------    --------   --------

Cash flows from financing activities:
    Settlement of short-term bank loans                              (2,636)    (3,201)       (410)
    Repayment of long-term bank loans                                (4,136)      (638)        (82)
    Capital element of finance lease rental payments                 (3,912)      (739)        (95)
                                                                    --------    --------   --------

Net cash used in financing activities                               (10,684)    (4,578)       (587)
                                                                    --------    --------   --------

Net (decrease) increase in cash and cash equivalents                   (563)       218          28

Cash and cash equivalents at beginning of period                      1,806      1,625         208
                                                                    --------    --------   --------

Cash and cash equivalents at end of period                            1,243      1,843         236
                                                                    ========    ========   ========

Non-cash operating, investing and financing activities:
New finance leases                                                        -        572          73
                                                                    ========    ========   ========


Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars
("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2005 or at any other certain rate.

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

         The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. PREPARATION OF FINANCIAL STATEMENTS

         The Group had a negative working capital of HK$151,385 and HK$131,589 as of December 31, 2004 and June 30, 2005. Besides, the Group had incurred losses of HK$11,085 and HK$16,575 in the three-month and six-month periods ended June 30, 2005 respectively. These conditions raise substantial doubt about the Group's ability to continue as a going concern.

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

3. REVENUE RECOGNITION

         Revenue represents service income in connection with the provision of physical fitness and beauty treatment services and other related income, net of the related sales tax, if any. The non-refundable admission fee is recognized as revenue over a seven-month period which is the estimated duration projected from a sample of customers using the fitness services in the fiscal year ended December 31, 2004. The monthly dues, service income and other related income are recognized as revenue when services are rendered.


4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         Information concerning consolidated operations by business segment is presented in the tables below:


         CONSOLIDATED OPERATIONS BY BUSINESS SEGMENT

                                                      THREE MONTHS ENDED JUNE 30           SIX MONTHS ENDED JUNE 30
                                                   ---------------------------------   ---------------------------------
                                                     2004        2005        2005        2004         2005        2005
                                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                      HK$         HK$         US$         HK$         HK$          US$

         Operating revenues
             - Physical fitness                      92,040      62,773       8,048     153,252     132,224      16,951
             - Beauty treatments                     52,502      50,707       6,501     104,752      99,696      12,782
             - Others                                 1,040          (7)         (1)      1,129       1,447         186
                                                   ---------   ---------   ---------   ---------   ---------   ---------

                                                    145,582     113,473      14,548     259,133     233,367      29,919
                                                   =========   =========   =========   =========   =========   =========

         Net income (loss)
             - Physical fitness                      10,834     (12,791)     (1,640)     (1,698)    (17,908)     (2,296)
             - Beauty treatments                     (2,080)      1,739         223       1,222         (78)        (10)
             - Others                                   971         (33)         (4)        926       1,411         181
                                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                      9,725     (11,085)     (1,421)        450     (16,575)     (2,125)

         Income taxes included in
            segment income (loss) above               2,689        (188)        (24)      2,689          --          --
         Minority interests included
            in segment income (loss) above              362         (73)        (10)        162        (218)        (28)
                                                   ---------   ---------   ---------   ---------   ---------   ---------
         Consolidated income (loss) before income
           taxes and minority interests              12,776     (11,346)     (1,455)      3,301     (16,793)     (2,153)
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

6. LONG-TERM BANK LOANS

         The Group had not obtained additional long-term bank loans during the six-month period ended June 30, 2005.

         During the six-month period ended June 30, 2005, the Group repaid all of its outstanding bank loans.

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

         As of December 31, 2004 and June 30, 2005, the Company is potentially liable to make good in aggregate an amount of HK$12,994, of which an amount of HK$7,334 has been provided for in both balance sheet dates as Taxes Other Than Income and as Other Receivables in the liabilities and assets respectively. No further provision has been made for the difference and any potential amount of penalty which might be imposed. In this respect, the directors are of the opinion that the probability that such potential liabilities will be crystallized would be remote.


8. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                             THREE MONTHS ENDED JUNE 30           SIX MONTHS ENDED JUNE 30
                                            ---------------------------------   ---------------------------------
                                              2004        2005        2005        2004         2005        2005
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                               HK$         HK$         US$         HK$         HK$          US$
Cash paid (received) for:
    Interest expenses                         2,028        732         94          3,187      1,939         249
    Income taxes                                 --       (505)       (65)           224       (505)        (65)

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

RESULTS OF OPERATIONS

                                                 Three Months Ended          Six Months Ended
                                                     June 30                      June 30
                                                 2004          2005           2004         2005
                                              -----------  -----------    -----------  -----------
Operating Revenues                              100.00%     100.00%           100.00%     100.00%

Total operating expenses                         90.03%     109.46%            97.64%     106.44%

Operating income (loss)                           9.97%      (9.46%)            2.36%      (6.44%)

Income (Loss) before income taxes and
minority interests                                8.78%     (10.00%)            1.27%      (7.20%)

(Provision) Benefit for income taxes             (1.85%)      0.17%            (1.04%)        --

Minority interests                               (0.25%)      0.06%            (0.06%)      0.10%

Net income (loss)                                 6.68%      (9.77%)            0.17%      (7.10%)
                                             ===========  ===========       ===========  ==========

THREE MONTHS ENDED JUNE 30, 2005 (UNAUDITED) COMPARED TO THREE MONTHS ENDED
JUNE 30, 2004 (UNAUDITED).
--------------------------------------------------------------------------------

         OPERATING REVENUES. The Company's total operating revenues decreased 22% to HK$113,473,000 (US$14,548,000) for the three months ended June 30, 2005, from HK$145,582,000 (US$18,664,000) for the three months ended June 30, 2004.

         55% of operating revenues was from the fitness services, which decreased HK$29,267,000 (US$3,752,000) partly due to the special offer given to the customers. Since April, 2005, the Company has promoted a new life fitness plan at an average monthly fee of HK$83 (US$11). The Company expects to attract some of its existing customers to enroll the new plan upon renewal, therefore initially lowering the revenues generated from other plans with higher monthly fees. Moreover, the second quarter also saw increasing competition in the fitness market with close competitor (California Fitness) opening new center (Jackie Chan Sport Club) in the same building of the Company's existing center.

         45% was from the beauty services, which slightly decreased HK$1,795,000 (US$230,000) due to the keen competition in the market that not only hinders price increment but also distracts customers to other service providers offering lower price than the Company.

         OPERATING EXPENSES. The Company's operating expenses totaled HK$124,205,000 (US$15,924,000), or 109% of operating revenues, for the second quarter of 2005, compared to HK$131,070,000 (US$16,804,000), or 90% of operating revenues, for the second quarter of 2004. This HK$6.9 million (US$880,000) decrease consisted of a decrease of HK$2.5 million (US$320,000) in the leasehold improvement of a center which had been fully depreciated by March, 2005. Other selling and administration expenses which included purchases and supplies for operating the centers also decreased by HK$1.6 million (US$205,000) due to lower revenues. However, salaries, rent and related expenses had not decreased in proportion to the revenues because they were fixed costs. There was also an additional rental expense of HK$1.55 million (US$199,000) incurred in the second quarter for the new center in Shanghai which commenced operation in early February, 2005.

         TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the second quarter of 2005 totaled HK$614,000 (US$79,000) compared to HK$1,736,000 (US$223,000) in 2004. This decrease was primarily due to lower interest expenses incurred in the period.

         PROVISION FOR INCOME TAXES. The Company reversed the tax provision made for the first quarter in view of the significant losses incurred.

         NET LOSS. As a result of the factors described above, net loss was HK$11,085,000 (US$1,421,000) for the second quarter of 2005, compared to a net income of HK$9,725,000 (US$1,247,000) for the second quarter of 2004.

SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED).
----------------------------------------------------------------------------

         OPERATING REVENUES. Operating revenues for the first six months of 2005 totaled HK$233,367,000 (US$29,919,000) compared to HK$259,133,000
(US$33,222,000) of last year. This represented a decrease of 10%, mainly due to keen competition especially in the fitness market.

         Fitness services which constituted 57% of total operating revenues, dropped by 14% to HK$132,224,000 (US$16,951,000) in the first half of the year.

         Beauty services, being 43% of total operating revenues, dropped slightly by 5% to HK$99,696,000 (US$12,782,000) in the first six months of 2005.

         OPERATING EXPENSES. The Company's operating expenses for the first six months of 2005 totaled HK$248,407,000 (US$31,847,000) compared to HK$253,025,000
(US$32,439,000) in the first six months of 2004, representing a decrease of 2%. This included only a small portion of variable costs decreasing as a result of lower revenues and therefore allowed room for tighter cost control over staff headcount, usage of public utilities, and efficiency in marketing and promotional activities.

         TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first six months of 2005 totaled HK$1,753,000 (US$225,000) compared to HK$2,807,000 (US$360,000) in the first six months of 2004. This represented a decrease of 38% primarily due to lower interest expenses.

         PROVISION FOR INCOME TAXES. No income taxes were provided for the first six months of 2005 because of losses incurred.

         NET LOSS. The loss had widened to HK$16,575,000 (US$2,125,000) in the six month ended June 30, 2005, compared to a net income of HK$450,000 (US$58,000) of the same period last year. The keen competition has impacted adversely over the business of the Company; however, Management is determined to provide value-for-money service to its customers for further enhancing its market share as well as reputation in the second half of the year. Management believes that the loss will be partially recovered by an increase in revenues in the next quarter which is the traditional peak season for the fitness and beauty industry.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions.

         Cash and cash equivalent balances as of June 30, 2005 and December 31, 2004 were HK$1,843,000 (US$236,000) and HK$1,625,000 (US$208,000).

         Net cash provided by operating activities were HK$31,016,000 (US$3,976,000) and HK$14,300,000 (US$1,834,000) for the six-month periods ended
June 30, 2004 and 2005, respectively. The Company's operating activities are historically financed by cash flows from operations.

         Net cash used in investing activities were HK$20,895,000 (US$2,679,000) and HK$9,504,000 (US$1,219,000) for the six-month periods ended June 30, 2004 and 2005 respectively, primarily as a result of expenditures for property, plant and equipment. Total capital expenditures were as follows:

                                                               (in thousands)
                                                           Six months ended June 30
                                                       2004        2005        2005
                                                     ---------   ---------   ---------
                                                        HK$         HK$         US$

Cash purchases of property, plant and equipment        20,757      8,189       1,050
Non-cash property, plant and equipment purchases
financed through capital lease obligations                 --        572          73

Total capital expenditures                             20,757      8,761       1,123

          The following schedule reflects capital expenditures by type of expenditure:

                                                                (in thousands)
                                                           Six months ended June 30
                                                       2004        2005        2005
                                                     ---------   ---------   ---------
                                                        HK$         HK$         US$

Capital expenditures for new center                    12,618      5,599         718
Captial expenditures for maintenance and updating
existing centers and corporate office                   8,139      3,162         405

Total capital expenditures                             20,757      8,761       1,123


         Net cash used in financing activities, which mainly include repayment of bank loans, were HK$10,684,000 (US$1,370,000) and HK$4,578,000 (US$587,000)
in the six-month periods ended June 30, 2004 and 2005, respectively.

         During the six-month period ended June 30, 2005, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material. The Company has no outstanding long-term loans as of June 30, 2005.

         During the six-month period ended June 30, 2005, the Company has no material purchases of investments.

         Consistent with the general practice of the fitness and spa industry, the Company receives prepaid monthly fees from fitness customers, which are non-refundable, and spa treatment dues from beauty customers. This practice creates working capital that the Company generally utilizes for working capital purposes. However, the unused portion of the prepaid monthly dues and spa treatment dues is characterized as deferred income, a liability, for accounting purposes.

         The Company's trade receivable balance at June 30, 2005, was HK$9,232,000 (US$1,184,000). These trade receivables are mainly amounts due from major credible banks and the history of credit loss from these banks are none.

         Capital expenditure for Fiscal Year 2004, and the six-month period ended June 30, 2005, were HK$27,066,000 (US$3,470,000) and HK$8,761,000
(US$1,123,000) respectively.

         And as mentioned in note 2 to the financial statements, the Company has negative working capital and incurred loss for the period under review. The Principal Stockholder has undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern. In this connection, the Principal Stockholder agrees to inject funds and realize his net worth assets to support the Company as and when required. Accordingly, the Company believes that cash flow generated from its operations, the tight cost and cash flow control measures and its existing and additional credit facilities to be sought should be sufficient to satisfy its working capital and capital expenditure requirements for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In recording transactions and balances resulting from business operations, the Company uses estimates based on the best information available. The Company uses estimates for such items as depreciable lives and the amortization period for deferred income. The Company revises the recorded estimates when better information is available, facts change or actual amounts can be determined. These revisions can affect operating results.

The critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest 10-K, as filed with the SEC, which includes audited consolidated financial statements for the three fiscal years ended December 31, 2004.

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

ITEM 4 - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of June 30, 2005, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended June 30, 2005, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

PART II - OTHER INFORMATION

ITEM 1  - LEGAL PROCEEDINGS

          NONE

ITEM 2  - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          NONE

ITEM 3  - DEFAULTS UPON SENIOR SECURITIES

          NONE

ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

          NONE

ITEM 5  - OTHER INFORMATION

          NONE

ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

         The Company filed a report on FORM 8-K within three weeks after the quarter ending June 30, 2005 with respect to Item 5.02.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PHYSICAL SPA & FITNESS INC.
                                    (Registrant)

Date: August 22, 2005                  /s/ Ngai Keung Luk
                                    ------------------------------------
                                    Ngai Keung Luk,
                                    Chairman and Chief Executive Officer

Date: August 22, 2005                  /s/ Darrie Lam
                                    ------------------------------------
                                    Darrie Lam,
                                    Chief Financial Officer