Form 10-Q
period 2005-09-30
PHYSICAL SPA & FITNESS INC
filed 2005-11-21
CIK 1048055

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: September 30, 2005, 10,000,000 shares.

                                TABLE OF CONTENTS

PART I  -  FINANCIAL INFORMATION                                    PAGE
                                                                    ----
   ITEM 1   -   FINANCIAL STATEMENTS

     Condensed Consolidated Statements of Operations                   1
     for the three-month and nine-month periods ended September 30, 2004 and 2005 (Unaudited)

     Condensed Consolidated Balance Sheets at December 31, 2004        2
      and September 30, 2005 (Unaudited)

     Condensed Consolidated Statements of Cash Flows                   3
     for the nine-month periods ended
     September 30, 2004 and 2005 (Unaudited)

     Notes to Financial Statements                                     4

     Review Report of Independent Accountants                          7

   ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                8
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   ITEM 3   -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT        14
                MARKET RISK

   ITEM 4   -   CONTROLS AND PROCEDURES                               14

PART II  -   OTHER INFORMATION

   ITEM 1   -   LEGAL PROCEEDINGS                                     15

   ITEM 2   -   UNREGISTERED SALES OF EQUITY SECURITIES
                AND USE OF PROCEEDS                                   15

   ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES                       15

   ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE                       15
                OF SECURITY HOLDERS

   ITEM 5   -   OTHER INFORMATION                                     15

   ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K                      15

                                        PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                                        --------------------------------------------

                                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      -----------------------------------------------
                                      (Amounts in thousands, except share and per share data)


                                                     Three months ended September 30       Nine months ended September 30
                                                       2004        2005        2005        2004        2005         2005
                                                     ---------   ---------   ---------   ---------   ---------   ---------
                                                        HK$         HK$         US$         HK$          HK$         US$
Operating Revenues
Fitness service                                        75,018      59,281       7,600     228,270     191,505      24,552
Beauty treatments                                      50,208      48,248       6,186     154,960     147,944      18,967
Others*                                                   107         383          49       1,236       1,830         235
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Total operating revenues                              125,333     107,912      13,835     384,466     341,279      43,754
                                                     ---------   ---------   ---------   ---------   ---------   ---------

Operating Expenses
Salaries and commissions                              (40,570)    (41,282)     (5,293)   (122,714)   (122,182)    (15,664)
Rent and related expenses                             (42,579)    (41,711)     (5,347)   (122,327)   (124,758)    (15,995)
Depreciation                                          (15,460)    (14,832)     (1,902)    (47,754)    (44,694)     (5,730)
Other selling and administrative expenses             (27,944)    (28,844)     (3,698)    (86,783)    (83,442)    (10,698)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Total operating expenses                             (126,553)   (126,669)    (16,240)   (379,578)   (375,076)    (48,087)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
(Loss) Income from operations                          (1,220)    (18,757)     (2,405)      4,888     (33,797)     (4,333)
                                                     ---------   ---------   ---------   ---------   ---------   ---------

Non-operating income (expenses)
Other income, net*                                        129         156          20         509         342          44
Interest expenses                                      (1,415)       (897)       (115)     (4,602)     (2,836)       (364)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Total non-operating expenses                           (1,286)       (741)        (95)     (4,093)     (2,494)       (320)
                                                     ---------   ---------   ---------   ---------   ---------   ---------

(Loss) Income before income taxes
 and minority interests                                (2,506)    (19,498)     (2,500)        795     (36,291)     (4,653)

Benefit (Provision) for income taxes                      441          --          --      (2,248)         --          --
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Loss before minority interests                         (2,065)    (19,498)     (2,500)     (1,453)    (36,291)     (4,653)

Minority interests                                        425         937         120         263       1,155         148
                                                     ---------   ---------   ---------   ---------   ---------   ---------

Net loss                                               (1,640)    (18,561)     (2,380)     (1,190)    (35,136)     (4,505)
Other comprehensive income:
- Foreign currency translation                              -         664          85           -         664          85
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Comprehensive loss                                     (1,640)    (17,897)     (2,295)     (1,190)    (34,472)     (4,420)
                                                     =========   =========   =========   =========   =========   =========

Loss per common share                                   (0.16)      (1.79)      (0.23)      (0.12)      (3.45)      (0.44)
                                                     =========   =========   =========   =========   =========   =========
Number of shares of common stock outstanding
(in thousands)                                         10,000      10,000      10,000      10,000      10,000      10,000
                                                     =========   =========   =========   =========   =========   =========

* Other non-operating income of HK$1,055 (US$135) for the period ended
September 30, 2004 has been reallocated to Operating Revenues in consistence with the unaudited financial statements of the current period.

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars
("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2005 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

                                 PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                                 --------------------------------------------
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ---------------------------------------
                                   AS OF DECEMBER 31, 2004 AND SEPTEMBER 30, 2005
                              (Amounts in thousands, except share and per share data)

                                                                                      As of
                                                               -------------------------------------------------------
                                                       Note       December 31, 2004               September 30, 2005
                                                                           HK$                HK$                US$
ASSETS

Current assets
Cash and bank balances                                                   1,625              1,169                150
Trade receivables                                                        4,006              7,141                916
Other receivables                                                        7,334              7,334                940
Rental and utility deposits                                             31,821             31,645              4,057
Prepayments to vendors and suppliers and other current assets            2,482             11,869              1,521
Inventories, finished products for beauty treatment and sale             5,873              5,932                761
Income taxes recoverable                                                 2,041              1,552                199
                                                              -----------------  -----------------  -----------------

Total current assets                                                    55,182             66,642              8,544
                                                              -----------------  -----------------  -----------------

Marketable securities, collateralized                                    4,280              4,280                549
Bank deposits, collateralized                                           11,523              9,177              1,176
Due from a stockholder                                                   9,480              9,480              1,215
Prepayments for construction-in-progress                                11,835              1,108                142
Property, plant and equipment,
   net of accumulated depreciation of
   HK$356,010 as of September 30, 2005 (2004: HK$313,845)              187,892            169,102             21,680
                                                              -----------------  -----------------  -----------------

Total assets                                                           280,192            259,789             33,306
                                                              =================  =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Short-term bank loans                                                   14,473              7,714                989
Long-term bank loans - current portion                   6                 638                 --                 --
Trade and other payables                                                60,685             50,541              6,480
Obligations under finance leases - current portion                         716                286                 37
Deferred income - current portion                                      117,526            126,307             16,193
Deferred liabilities - current portion                                   5,745              3,428                439
Income taxes payable                                                       214                298                 38
Taxes other than income                                                  6,570              6,979                895
                                                              -----------------  -----------------  -----------------

Total current liabilities                                              206,567            195,553             25,071
                                                              -----------------  -----------------  -----------------

Deferred income - non-current portion                                   18,748             46,429              5,953
Deferred liabilities -  non-current portion                              7,983              6,349                814
Obligations under finance leases - non-current portion                      --                191                 24
Deferred taxation                                                        2,202              2,202                282
Minority interests                                                       7,010              5,855                751

Commitments and contingencies                            7

Stockholders' equity:
Common stock, par value US$0.001 each,
   100 million shares of stock authorized;
   10 million shares of stock issued and outstanding                        78                 78                 10
Cumulative translation adjustments                                         161                825                106
Retained earnings                                                       37,443              2,307                295
                                                              -----------------  -----------------  -----------------

Total stockholders' equity                                              37,682              3,210                411
                                                              -----------------  -----------------  -----------------

Total liabilities and stockholders' equity                             280,192            259,789             33,306
                                                              =================  =================  =================

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2005 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

                                            -2-

                            PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                            --------------------------------------------
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -----------------------------------------------
                 FOR THE NINE MONTHS ENDED TO SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2005
                       (Amounts in thousands, except share and per share data)



                                                                     Nine Months Ended September 30
                                                                     ------------------------------
                                                                       2004       2005       2005
                                                                     --------   --------   --------
                                                                       HK$        HK$         US$

Cash flows from operating activities:
Net loss                                                             (1,190)   (35,136)     (4,505)

Adjustments to reconcile net loss to net cash provided
  by operating activities:
    Minority interests                                                 (263)    (1,155)       (148)
    Depreciation                                                     47,754     44,694       5,730
    Loss on disposal of property, plant and equipment                    50         20           3

Changes in working capital:
    Trade receivables                                                 4,019     (3,130)       (400)
    Rental and utility deposits                                         (62)       198          26
    Prepayments to vendors and suppliers and other current assets     3,007     (9,332)     (1,196)
    Inventories                                                      (2,481)       (59)         (8)
    Due from a related company                                       (1,023)        --          --
    Trade and other payables                                        (28,922)   (10,254)     (1,315)
    Deferred income                                                  21,299     36,104       4,629
    Deferred liabilities                                             (1,957)    (3,951)       (507)
    Income taxes payable/recoverable                                  1,366        573          73
    Taxes other than income                                             226        409          52
                                                                    --------    --------   --------

Net cash provided by operating activities                            41,823     18,981       2,434
                                                                    --------    --------   --------

Cash flows from investing activities:
    Prepayments for construction-in-progress                         (4,132)      (422)        (54)
    Acquisition of property, plant and equipment                    (26,310)   (13,017)     (1,669)
    Acquisition of marketable securities                               (990)        --          --
    Sales proceeds from disposal of property, plant and equipment       230         18           2
    Decrease in collateralized bank deposits                          2,591      2,346         301
    Due from a stockholder                                               --         --          --
                                                                    --------    --------   --------

Net cash used in investing activities                               (28,611)   (11,075)     (1,420)
                                                                    --------    --------   --------

Cash flows from financing activities:
    Settlement of short-term bank loans                              (3,305)    (6,859)       (879)
    Repayment of long-term bank loans                                (5,406)      (638)        (82)
    Capital element of finance lease rental payments                 (4,714)      (811)       (104)
                                                                    --------    --------   --------

Net cash used in financing activities                               (13,425)    (8,308)     (1,065)
                                                                    --------    --------   --------

Net decrease in cash and cash equivalents                              (213)      (402)        (51)

Cash and cash equivalents at beginning of period                      1,806      1,625         208

Cumulative translation adjustments                                       --        (54)         (7)
                                                                    --------    --------   --------

Cash and cash equivalents at end of period                            1,593      1,169         150
                                                                    ========    ========   ========

Non-cash operating, investing and financing activities:
New finance leases                                                        -        572          73
                                                                    ========    ========   ========


Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars
("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2005 or at any other certain rate.

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements have been reviewed by independent accountants, Moores Rowland Mazars, and their report is included in P.7 of this Form-10Q.

         The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. PREPARATION OF FINANCIAL STATEMENTS

         The Group had a negative working capital of HK$151,385 and HK$128,911 as of December 31, 2004 and September 30, 2005. Besides, the Group had incurred losses of HK$18,561 and HK$35,136 in the three-month and nine-month periods ended September 30, 2005 respectively. These conditions raise substantial doubt about the Group's ability to continue as a going concern.

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

         Information concerning consolidated operations by business segment is presented in the tables below:


         CONSOLIDATED OPERATIONS BY BUSINESS SEGMENT

                                                    THREE MONTHS ENDED SEPTEMBER 30     NINE MONTHS ENDED SEPTEMBER 30
                                                   ---------------------------------   ---------------------------------
                                                     2004        2005        2005        2004         2005        2005
                                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                      HK$         HK$         US$         HK$         HK$          US$

         Operating revenues
             - Physical fitness                      75,018      59,281       7,600     228,270     191,505      24,552
             - Beauty treatments                     50,208      48,248       6,186     154,960     147,944      18,967
             - Others                                   107         383          49       1,236       1,830         235
                                                   ---------   ---------   ---------   ---------   ---------   ---------

                                                    125,333     107,912      13,835     384,466     341,279      43,754
                                                   =========   =========   =========   =========   =========   =========

         Net (loss) income
             - Physical fitness                        (300)    (16,079)     (2,062)    (1,998)     (33,988)     (4,357)
             - Beauty treatments                     (1,314)     (2,907)       (373)       (92)      (2,985)       (383)
             - Others                                   (26)        425          55        900        1,837         235
                                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                     (1,640)    (18,561)     (2,380)    (1,190)     (35,136)     (4,505)

         Income taxes included in
            segment (loss) income above                (441)         --         --       2,248          --          --
         Minority interests included
            in segment (loss) income above             (425)       (937)       (120)      (263)      (1,155)       (148)
                                                   ---------   ---------   ---------   ---------   ---------   ---------
         Consolidated (loss) income before income
           taxes and minority interests              (2,506)    (19,498)     (2,500)       795      (36,291)     (4,653)
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

6. LONG-TERM BANK LOANS

         The Group had not obtained additional long-term bank loans during the nine-month period ended September 30, 2005.

         During the nine-month period ended September 30, 2005, the Group repaid all of its outstanding bank loans.

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

         As of December 31, 2004 and September 30, 2005, the Company is potentially liable to make good in aggregate an amount of HK$12,994, of which an amount of HK$7,334 has been provided for in both balance sheet dates as Taxes Other Than Income and as Other Receivables in the liabilities and assets respectively. No further provision has been made for the difference and any potential amount of penalty which might be imposed. In this respect, the directors are of the opinion that the probability that such potential liabilities will be crystallized would be remote.


8. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                             THREE MONTHS ENDED SEPTEMBER 30     NINE MONTHS ENDED SEPTEMBER 30
                                            ---------------------------------   ---------------------------------
                                              2004        2005        2005        2004         2005        2005
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                               HK$         HK$         US$         HK$         HK$          US$
Cash paid (received) for:
    Interest expenses                         1,415        897        115          4,602      2,836         364
    Income taxes                                 --        (69)        (9)           224       (573)        (73)

REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

We have reviewed the condensed consolidated balance sheet and the related condensed consolidated statements of operations of Physical Spa & Fitness Inc. (a Delaware Corporation) and subsidiaries as of September 30, 2005 and for the three-month and nine-month periods then ended. We have also reviewed the related condensed statement of cash flows for the nine-month period ended September 30, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

During the first and second quarters of 2005, the Company suffered losses from its operations while in the third quarter of 2005, the Company experienced a further decline in the operating performance of its operation and management does not expect that there will be any substantial improvement in the operating results of the Company in the foreseeable future. These circumstances gave rise to indication that the carrying amount of the Company's long-lived assets may not be recoverable and the long-lived assets should be tested for recoverability. However, the Company did not perform impairment evaluation of their long-lived assets, which is not in compliance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" issued by the Financial Accounting Standards Board in the United States of America. It is not practicable for us to quantify the amount of any impairment loss, if any, that would be necessary.

Based on our review, with the exception of the effects on the financial statements of not assessing the impairment losses of the long-lived assets as described in the preceding paragraph, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Physical Spa & Fitness Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated April 14, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Note 3(b) of the Company's audited financial statements as of December 31, 2004, and for the year then ended discloses that the Company had negative working capital. Our auditor's report on those financial statements includes an explanatory paragraph referring to the matters in note 3(b) of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3(b). As indicated in Note 2 of the Company's unaudited interim financial statements as of September 30, 2005, and for the nine months then ended, the Company suffered losses from operations and continued to have a negative working capital. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.


Moores Rowland Mazars
Chartered Accountants
Certified Public Accountants
Hong Kong
November 21, 2005

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

         In respect to fitness services, customers are invited to purchase a standard fitness card at a fee traditionally set at HK$600(US$77) for one person. Each customer will also be charged a monthly due of HK$299 (US$38) for the usage of the fitness centers. In order to attract more customers, the Company currently waives the admission fees for all purchases of fitness cards covering a period of six months or longer.

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

RESULTS OF OPERATIONS

                                                 Three Months Ended          Nine Months Ended
                                                     September 30                 September 30
                                                 2004          2005           2004         2005
                                              -----------  -----------    -----------  -----------
Operating Revenues                              100.00%     100.00%           100.00%     100.00%

Total operating expenses                        100.97%     117.38%            98.73%     109.90%

Operating (loss) income                          (0.97%)    (17.38%)            1.27%      (9.90%)

(Loss) Income before income taxes and
minority interests                               (2.00%)    (18.07%)            0.21%     (10.63%)

Benefit (Provision) for income taxes              0.35%        --              (0.58%)        --

Minority interests                                0.34%       0.87%             0.06%       0.33%

Net loss                                         (1.31%)    (17.20%)           (0.31%)    (10.30%)
                                             ===========  ===========       ===========  ==========

THREE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED).
--------------------------------------------------------------------------------

         OPERATING REVENUES. The Company's total operating revenues decreased 14% to HK$107,912,000 (US$13,835,000) for the three months ended September 30, 2005, from HK$125,333,000 (US$16,068,000) for the three months ended September 30, 2004.

         55% of operating revenues was from the fitness services, which decreased HK$15,737,000 (US$2,018,000) partly due to the special offer given to the customers. Since April, 2005, the Company has promoted a new life fitness plan at an average monthly fee of HK$83 (US$11). The Company expects to attract some of its existing customers to enroll the new plan upon renewal, therefore initially lowering the revenues generated from other plans with higher monthly fees. Moreover, the third quarter also saw increasing competition in the fitness market with close competitor (California Fitness) beginning TV broadcast for its new center (Jackie Chan Sport Club) located at the same building of the Company's existing center.

         45% was from the beauty services, which slightly decreased HK$1,960,000 (US$251,000) due to the keen competition in the market that not only hinders price increment but also distracts customers to other service providers offering lower price than the Company.

         OPERATING EXPENSES. The Company's operating expenses totaled HK$126,669,000 (US$16,240,000), or 117% of operating revenues, for the third quarter of 2005, compared to HK$126,553,000 (US$16,225,000), or 101% of operating revenues, for the third quarter of 2004. This represented an increase of HK$116,000 (US$15,000). Although there has been a decrease of HK$930,000 (US$119,000) in the leasehold improvement of a center which had been fully depreciated by March, 2005, operating expenses remained high. In particular, the new Shanghai center has incurred an additional salary cost of HK$826,000 (US$106,000) following its grand opening in early February, 2005.

         TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the third quarter of 2005 totaled HK$741,000 (US$95,000) compared to HK$1,286,000 (US$165,000) in 2004. This decrease was primarily due to lower interest expenses incurred in the period.

         PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the third quarter in view of the significant losses incurred.

         NET LOSS. As a result of the factors described above, net loss was HK$18,561,000 (US$2,380,000) for the third quarter of 2005, compared to a net loss of HK$1,640,000 (US$210,000) for the third quarter of 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED).
----------------------------------------------------------------------------

         OPERATING REVENUES. Operating revenues for the first nine months of 2005 totaled HK$341,279,000 (US$43,754,000) compared to HK$384,466,000
(US$49,291,000) of last year. This represented a decrease of 11%, mainly due to keen competition especially in the fitness market.

         Fitness services which constituted 56% of total operating revenues, dropped by 16% to HK$191,505,000 (US$24,552,000) in the first nine months of the year.

         Beauty services, being 43% of total operating revenues, dropped slightly by 5% to HK$147,944,000 (US$18,967,000) in the first nine months of 2005.

         OPERATING EXPENSES. The Company's operating expenses for the first nine months of 2005 totaled HK$375,076,000 (US$48,087,000) compared to HK$379,578,000
(US$48,664,000) in the first nine months of 2004, representing a decrease of 1%. This included only a small portion of variable costs decreasing as a result of lower revenues and therefore allowed room for tighter cost control over staff headcount, usage of public utilities, and efficiency in marketing and promotional activities.

         TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first nine months of 2005 totaled HK$2,494,000 (US$320,000) compared to HK$4,093,000 (US$525,000) in the first nine months of 2004. This represented a decrease of 39% primarily due to lower interest expenses.

         PROVISION FOR INCOME TAXES. No income taxes were provided for the first nine months of 2005 because of losses incurred.

         NET LOSS. The loss had widened to HK$35,136,000 (US$4,505,000) in the nine month ended September 30, 2005, compared to a net loss of HK$1,190,000 (US$153,000) of the same period last year. The keen competition has impacted adversely over the business of the Company; however, Management is determined to provide value-for-money service to its customers for further enhancing its market share as well as reputation in the remaining of the year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions.

         Cash and cash equivalent balances as of September 30, 2005 and December 31, 2004 were HK$1,169,000 (US$150,000) and HK$1,625,000 (US$208,000).

         Net cash provided by operating activities were HK$41,823,000 (US$5,362,000) and HK$18,981,000 (US$2,434,000) for the nine-month periods ended September 30, 2004 and 2005, respectively. The Company's operating activities are historically financed by cash flows from operations.

         Net cash used in investing activities were HK$28,611,000 (US$3,668,000) and HK$11,075,000 (US$1,420,000) for the nine-month periods ended September 30, 2004 and 2005 respectively, primarily as a result of expenditures for property, plant and equipment. Total capital expenditures were as follows:

                                                               (in thousands)
                                                      Nine months ended September 30
                                                       2004        2005        2005
                                                     ---------   ---------   ---------
                                                        HK$         HK$         US$

Cash purchases of property, plant and equipment        26,310     13,017       1,669
Non-cash property, plant and equipment purchases
financed through capital lease obligations                 --        572          73

Total capital expenditures                             26,310     13,589       1,742

          The following schedule reflects capital expenditures by type of expenditure:

                                                                (in thousands)
                                                       Nine months ended September 30
                                                       2004        2005        2005
                                                     ---------   ---------   ---------
                                                        HK$         HK$         US$

Capital expenditures for new center                    13,719       6,750         865
Captial expenditures for maintenance and updating
existing centers and corporate office                  12,591       6,839         877

Total capital expenditures                             26,310      13,589       1,742


         Net cash used in financing activities, which mainly include repayment of bank loans, were HK$13,425,000 (US$1,721,000) and HK$8,308,000 (US$1,065,000)
in the nine-month periods ended September 30, 2004 and 2005, respectively.

         During the nine-month period ended September 30, 2005, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material. The Company has no outstanding long-term loans as of September 30, 2005.

         During the nine-month period ended September 30, 2005, the Company has no material purchases of investments.

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

         The Company's trade receivable balance at September 30, 2005, was HK$7,141,000 (US$916,000). These trade receivables are mainly amounts due from major credible banks and the history of credit loss from these banks are none.

         Capital expenditure for Fiscal Year 2004, and the nine-month period ended September 30, 2005, were HK$27,066,000 (US$3,470,000) and HK$13,017,000
(US$1,669,000) respectively.

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

ITEM 4 - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of September 30, 2005, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September 30, 2005, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

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

                                    PHYSICAL SPA & FITNESS INC.
                                    (Registrant)

Date: November 21, 2005                  /s/ Ngai Keung Luk
                                    ------------------------------------
                                    Ngai Keung Luk,
                                    Chairman and Chief Executive Officer

Date: November 21, 2005                  /s/ Darrie Lam
                                    ------------------------------------
                                    Darrie Lam,
                                    Chief Financial Officer