Form 10-K
period 2005-12-31
PHYSICAL SPA & FITNESS INC
filed 2006-04-17
CIK 1048055

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2005

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

         Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State issuer's revenues for its most recent fiscal year: $56,976,000

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 17, 2006 was $500,000 based upon the average of the last available bid and asked price of the Common Stock of $0.25 as of April 17, 2006.

Indicate by check mark whether the registrant is an accelerated filer.

                               Yes [ ]     No [X]

         The number of shares outstanding of the registrant's classes of common stock as of April 17, 2006: Common Stock, $.001 Par Value, 10,000,000 shares

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

ITEM 1.  BUSINESS

BACKGROUND OF THE COMPANY

         Physical Spa & Fitness Inc. (the "Company"), through its subsidiaries, operates fitness and spa centers in Hong Kong and the People's Republic of China ("China" or the "PRC"). The Company currently operates seventeen facilities: thirteen in Hong Kong and four in China (including one in Macau) under the name "PHYSICAL", with the exception of Renaissance Beauty Centre (see "Company Organization"). All of the Company's operations, including the operating of the fitness and spa centers, property holding, investment holding and other corporate activities are conducted through the Company's wholly-owned or majority-owned subsidiaries (see "Business of the Company Organization"). The fitness and spa centers in Hong Kong are operated by the Company's subsidiaries. Physical Health Centre Hong Kong Limited, a Hong Kong corporation and a majority (91.4%) owned subsidiary of the Company, operates the following centers in Hong
Kong: Causeway Bay, Tsimshatsui, Mei Foo (two centers) and Kowloon City. Another seven wholly owned subsidiaries of the Company, Physical Health Centre (Tsuen
Wan) Limited, Physical Health Center (TST) Limited, Physical Health Centre (Tuen
Mun) Limited, Physical Health Centre (E House) Limited, Physical Beauty Centre (Central) Limited, Physical Health Centre (Kornhill) Limited, and Physical Health Centre (Shatin) Limited respectively operates the Tsuen Wan Center, the Sheraton Center, the Tuen Mun Center, the Elizabeth House Center, the Wing On Centre, the Kornhill Center, and the Shatin Center. All of these companies are Hong Kong corporations. Renaissance Beauty Centre is operated by Supreme Resources Limited, a Hong Kong corporation, which is a wholly-owned subsidiary of the Company.

         The Company's facilities in Shanghai, China are operated by a wholly owned foreign enterprise, Shanghai Physical Fitness & Beauty Centre Co., Ltd. ("Shanghai PRC"), which operates three centers in the city of Shanghai.

         During the year, the Company ceased its existing operation in Dalian and commenced a licence agreement with an independent investor for operating a new fitness and spa center (opened in October, 2005) in the city of Dalian.

         In September, 2003, the Company signed a trademark licence agreement with a third party for operating a fitness and spa center in Hangzhou, China which opened in April, 2004. Since May, 2005, the Company has agreed to grant the use of the trade name to the other party by receiving a lump sum licence fee in lieu of a management fee. See Notes to Financial Statements (Note 14 "Other Supplemental Information").

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

         The Company believes that it is one of the first companies to provide Western fitness and spa services in China. In 1994, the predecessor companies of Physical Beauty & Fitness Holdings Limited, a British Virgin Islands corporation ("Physical Limited"), the holding company of the Company's subsidiaries, began a process of expansion into targeted market segments in China. In 1994, the Company opened the Company's first China operation in Huangpu, Shanghai, with a fitness center to provide fitness and spa treatment facilities. Another center of similar size was opened in Hongqiao, Shanghai in September 1995. The Huangpu and Hongqiao centers were respectively relocated to Lu Wan (October, 2002) and Xu Hui (March, 2001) with enhanced facilities. In February, 2005, a third center Was opened in Huangpu, Shanghai. See "Business of the Company - Organization". The Company's facilities in China are operated under the trade name "Physical", and the Company registered a servicemark under that name in Chinese language, which precludes others from the use of the same name. See "Business of the Company - Trademarks and Trade Names".

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

         Unless the context requires otherwise, as used herein, any reference to the Company includes the Company's subsidiaries - Physical Beauty & Fitness Holdings Limited, Physical Health Centre Hong Kong Ltd., Regent Town Holdings Ltd., Supreme Resources Ltd., Physical Health Centre (Tuen Mun) Ltd., Zhongshan Physical Ladies' Club Co., Ltd., Ever Growth Ltd., Proline Holdings Ltd., Physical Health Centre (Shanghai) Limited, Shanghai Physical Fitness & Beauty Centre Co., Ltd., Jade Regal Holdings Ltd., Physical Health Centre( Dalian) Ltd., Dalian Physical Ladies' Club Co., Ltd., Star Perfection Holdings Ltd., Physical Health Centre (Shenzhen) Ltd., Shenzhen Physical Ladies' Club Co., Ltd., Physical Health Centre (Tsuen Wan) Limited, Physical Health Centre (Macau) Limited, Su Sec Pou Physical Health Centre (Macau) Limited, Physical Health Centre (TST) Limited, Physical Health Centre (E House) Limited, Physical Beauty Centre (Central) Limited, Physical Health Centre (Shatin) Limited, Physical Health Centre (Kornhill) Limited, and Global Fitness Management Limited (formerly known as Physical Health Centre (Central) Limited).

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

Organization
------------

         The Company's operations are conducted through its subsidiaries. A number of the Company's subsidiaries have been incorporated in the British Virgin Islands, primarily for tax reasons. Such structure provides greater flexibility for the Company in obtaining tax benefits, especially in case of corporate accounts. Set forth below is the description of the Company's subsidiaries and their respective roles in the organizational structure of the Company.

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

      Physical Health Centre       September 28, 1994             HK                -         100%      Investment
          (Shanghai) Limited                                                                              holding
          ("Shanghai Physical")

      Star Perfection Holdings     April 15, 1996                 BVI               -         100%      Investment
          Limited ("Star                                                                                  holding
          Perfection")

      Supreme Resources Limited    September 29, 1994             HK                -         100%      Operating a
          ("Supreme")                                                                                     beauty
                                                                                                          center in
                                                                                                          Hong Kong

      Su Sec Pou Physical Health   August 18, 1997                Macau             -         100%      Operating a
          Centre (Macau), Limited                                                                         fitness
                                                                                                          center in
                                                                                                          Macau

      Global Fitness Management    August 9, 2002                 HK                -         100%      Inactive
          Limited (formerly
           known as Physical Health
           Centre(Central) Limited)**

See also Notes to the Financial Statements

See also "Company" - Properties". The Company's organizational chart is set forth below.

                                          ORGANIZATION CHART OF PHYSICAL SPA & FITNESS INC.
                                         --------------------------------------------------

                                                   Physical Spa & Fitness Inc.
                                                               US
                                                                |
                                                                |100%
                                                                |
                                                     Physical Beauty & Fitness
                                                         Holdings Limited
                                                               BVI
                                                                |
                                                                |
---|-----------|----------|----------|----------|----------|-----------|--------------|---------------|---------|----------|-------
   |100%*      |100%*     |100%      |100%      |91.40%    |100%*      |100%          |100%*          |100%*    |100%*     |100%*
----------- ---------- ---------- ---------- ---------- ----------- ----------- -----------------  ----------  --------- -----------
Supreme      Physical    Regent      Jade      Physical   Physical     Star          Physical       Physical     Ever     Physical
Resources     Health      Town       Regal     Health     Health    Perfection        Health         Health     Growth     Health
Limited       Centre     Holdings  Holdings    Centre     Centre     Holdings         Centre         Centre     Limited    Centre
             (E House)   Limited    Limited   Hong Kong  (Tsuen Wan)  Limited       (Tuen Mun)        (TST)                (Macau)
              Limited                          Limited     Limited                    Limited        Limited               Limited
    HK          HK         BVI        BVI        HK         HK          BVI            HK              HK         HK         HK
----------- ---------- ---------- ---------- ---------- ----------- ----------- -----------------  ----------  --------- -----------
   |           |          |          |          |          |           |                |            |          |          |
   |100%       |100%      |100%      |100%*     |100%      |100%       |100%*    100%---|---95%      |100%      |100%      |100%
Renaissance  Causeway   Proline    Physical     |        Tsuen Wan    Physical  Tuen Mun| Zhongshan   Tsim-     Property  Su Sec Pou
  Beauty      Bay       Holdings    Health      |      Health Centre   Health           |   Joint     shatsui   in         Physical
  Center     -E House   Limited     Centre      |                      Centre           |  Venture   -Sheraton  Mei Foo     Health
                                   (Dalian)     |                    (Shenzhen)                                             Centre
                                    Limited     |                     Limited                                              (Macau),
                                                |                                                                          Limited
    HK          HK         BVI       HK         |           HK          HK         HK                   HK                  Macau
----------- ---------- ---------- ---------     |       ----------- ----------- ---------           ----------             ---------
                         |           |          |                      |
                         |100%*      |90%       |                      |90%
                        Physical     |          |                      |
                        Health       |          |                      |
                        Centre       |          |                      |
                       (Shanghai)    |          |                      |
                        Limited      |          |                      |
                           HK        |        Causeway Bay             |
                       ----------    |        Tsimshatsui              |
                         |           |        Kowloon City             |
                         |100%       |      Mei Foo (Fitness)          |
                         |           |      Mei Foo (Beauty)           |
                        Shanghai    Dalian                         Shenzhen
                         PRC        Joint                            Joint
                                    Venture      HK                Venture
                                    (ceased  -----------
                                   operation
                                 in September,
                                     2005)


*50% held by one nominee shareholder. Since the Companies Ordinance of Hong Kong required a minimum of 2 shareholders for each limited company prior to February 13, 2004, Mr. Luk holds the remaining shares on behalf of Physical Beauty & Fitness Holdings Ltd.

** Physical Beauty Centre (Central) Limited, Physical Health Centre (Kornhill) Limited, Physical Health Centre (Shatin) Limited, and Global Fitness Management Limited(formerly known as Physical Health Centre (Central) Limited) are not shown in the above chart.

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

         DALIAN JOINT VENTURE. On April 11, 1995, Physical Health Centre (Dalian) Limited, a Hong Kong corporation ("Dalian Physical") formed a Sino-foreign equity joint venture with a Chinese enterprise to operate a fitness/ spa center in Dalian, China. The joint venture period is 12 years from the issue of the business license on April 11, 1995. The equity interest of Dalian Physical is 90% and the Chinese joint venture partner's equity interest is 10%. The joint venture has maintained effective operations from April 1996 to September 2005.

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

SPA
---

         The spa industry in Hong Kong, which includes the skin care or beauty industry, is rather fragmented with a large number of small operations. It is common that certain spa and beauty treatments are provided by a wide range of establishments including beauty salons, hair salons, and even cosmetic counters situated in department stores. The standard of services for beauty treatments varies widely. Normally, the customer base of these operations is confined to a relatively limited number of frequent customers. Exclusive private clubs that cater to a small percentage of wealthy Hong Kong women and the inconsistent quality and skill level of small operations have increased the demand for middle market skin care treatments since late 80'S.

See also "Competition".

CHINA
-----

FITNESS
-------

         In China, the concept of physical fitness has a long history, but it was not widely practiced, except by the 50+ generation. Even China's famous Tai Chi is seldom practiced by young people. Organized sports for recreation are more popular, though sports centers are in the Management's opinion generally ill equipped and out of date. It appears that intensive training in a particular sport is only available to a minority of people. Physical fitness centers are usually in the form of gymnasiums run by state-owned sports authorities.

         A handful of small clubs with standard facilities have opened since early 90'S, but offer, in the Management's opinion, a limited selection of locally made, out-of-date equipment (as compared to the equipment used in the Company's centers). Such facilities are frequented by more men than women, as they tend to be equipped with barbells and weights.

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

HISTORY

         The Company was incorporated on September 21, 1988 in the state of Delaware under the name of "Foreclosed Realty Exchange, Inc", a development stage company seeking acquisitions. Prior to acquisition of Physical Beauty & Fitness Holdings Limited, a British Virgin Islands corporation ("Physical Limited"), the Company had no revenue producing operations, but planned to enter into joint ventures and/or acquisitions originally in the area of real estate, to expand its operations. In October, 1996, the Company closed a transaction with Ngai Keung Luk (Mr. Luk), a 100% shareholder of Physical Limited, whereby the Company entered into a Share Exchange Agreement with Mr. Luk. Physical Limited was incorporated on March 8, 1996 under the laws of British Virgin Islands and has interests in various companies operating fitness and beauty centers and other related businesses in Hong Kong and China (see "Company-Organization"). Pursuant to the Share Exchange Agreement, the Company issued 8,000,000 shares of its Common Stock to Mr. Luk in exchange for all of the outstanding shares of Physical Limited (the "Closing"). Subsequently, the Company changed its name to "Physical Spa & Fitness Inc." in November, 1996, to reflect the new business operations of the Company. At the Closing the then current management of the Company resigned and was replaced by the current management of the Company. See "Management."

         The Company effected a 1.333333-for-1 reverse split of its common stock in October 1997 and a 1-for-1.333333 forward split of its common stock in June 1998. All references in this Report to shares of Common Stock of the Company have been adjusted for the effects of the reverse stock split and forward stock split.

         In 1986, the founder and principal shareholder of the Company, Mr. Luk, set up the first fitness center under the trade name of "Physical" with the objective of providing physical fitness and spa treatment services at prices which could be afforded by a rapidly growing middle class population in Hong Kong. Two years later in 1988, another center was founded in Hong Kong. The businesses of these centers were operated in a form of a sole proprietorship and were subsequently transferred to Physical Health Centre Hong Kong Limited, a Hong Kong corporation established on March 2, 1990 ("Hong Kong Limited"). During the period from 1990 to 1996, Hong Kong Limited and Physical Limited expanded their scope of operations by acquiring and establishing several subsidiaries and by forming Sino-foreign joint ventures in China to operate four additional fitness/spa centers in Hong Kong, three in China and other related businesses (see "Company - Organization"). The subsidiary companies were all formerly owned by Mr. Luk and other principal shareholders, or solely by Mr. Luk. The respective equity interests were transferred by Mr. Luk and other principal shareholders to Hong Kong Limited or Physical Limited throughout 1993 to 1996 at the original cost of the respective investments. In October, 1996, 91.4% of the equity interests of Hong Kong Limited was transferred by the principal and other shareholders (including Mr. Luk) to Physical Limited at the par value of the shares transferred. In addition, all the equity interests of Hong Kong Limited in various subsidiaries and Sino-foreign joint-ventures were also transferred to Physical Limited at the recorded cost of these investments.


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

         The Company believes that its experience in and knowledge of the fitness and spa industry in Hong Kong and China, as well as management's continuous presence in Hong Kong (since 1986) and China (since 1994), positions the Company to take advantage of perceived opportunities in this market. Further, demographic developments in Hong Kong and China, continue to create increasing demand for certain fitness and spa services. In this regard, the Company opened planned centers in Tsuen Wan, Hong Kong (July, 1998), Sheraton Hotel, Tsimatshui, Hong Kong (July, 1999), Tuen Mun, Hong Kong (July, 2000), Macau (October, 2000), and Elizabeth House, Causeway Bay, Hong Kong (April,
2001). In early April, 2002, the Company opened a beauty center in Central, Hong Kong and expanded its Tsuen Wan fitness center to locate male customers. The Company also established a fitness/spa center in Kornhill, Hong Kong in June, 2002.

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

SPA SERVICES

         Spa services are open to both customers and walk-in guests. However, customers of the centers have priority for such service facilities. Over 80 types of spa treatments are offered including facial treatments, various skin care treatments, spa relaxation programs, massage, and weight-management programs. Spa patrons are also entitled to free consultation by registered dietitians.

         All of the centers have designated rooms for spa treatments in order to ensure privacy. In view of the popularity of the spa treatments, the centers have a booking system whereby sessions for such treatment are reserved in advance. The centers offer special discounts to patrons for beauty treatments during off-peak hours in order to maintain an even level of customers during the day. In promoting the fitness training services provided by the centers, patrons for spa treatments, who are not fitness customers of the centers, are eligible to use all facilities of the centers including fitness training, on the day of their visits for a spa treatment. Since 2002, the Company has employed registered dietitians to offer free consultation to customers. The Company believes that these additional services offer an advantage over its competitors who engage only in beauty treatments.

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

         Under the plans, new customers are charged a non-refundable registration fee of HK$600 (US$77) upon admission and a monthly fee of HK$299 (US$38) to maintain their privileges. The Company from times to times is launching promotion at a waiver of the registration fee as well as discounted monthly dues. Customers are also provided on a monthly basis 10 aerobic coupons on complementary basis at Hong Kong locations. Any customer who attends additional classes has to purchase coupons at HK$15 (US$2) each. China locations include aerobics classes with monthly dues.

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

         A key component of the Company's marketing strategy is to cluster numerous fitness centers in major media markets in order to increase the efficiency and cost effectiveness of its marketing and advertising programs. Advertising consists of (i) television and (ii) newspapers, magazines, leaflets, light box, and other promotional activities, which were accounted for approximately 10%, and 90%, respectively, of the Company's total advertising expenses in 2005.

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

COMPETITION

         The Company targets primarily the middle market. There are very few establishments in this class which provide both fitness services and spa/ beauty treatments in a single facility. The closest competitor in the same category is Modern Beauty Salon with fifteen locations of size ranging from 1,000 sq. ft. to 37,000 sq. ft.

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

Employees

         The Company has approximately 1,200 employees. Approximately 1,130 employees are involved in fitness and beauty operations, including sales personnel, instructors, beauticians, customer service attendants and supervisory personnel. Approximately 70 are administrative support personnel, including accounting, marketing, training and other services.

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

ITEM 2.  PROPERTIES

         Since December 20, 2001, the Company has maintained its executive and administrative office in Hong Kong at:

40/F., RBS Tower, Times Square,
No. 1 Matheson Street, Causeway Bay, HONG KONG
The telephone number of the Company in Hong Kong is (852) 2917-0000.

         Aggregate rental expense was approximately HK$119.7 million (US$15 million), HK$125.7 million (US$16 million) and HK$123.3 million (US$16 million) for the year ended December 31, 2003, 2004 and 2005, respectively. The Company leases a number of properties under operating leases. Most of the leases runs for an initial period with an option to renew upon the expiry of the original term. Lease payments are fixed for the initial period but will be adjusted to reflect the market rental for the renewal period.

         Mei Foo is the only location indirectly partially owned by the Company. The Company (through its subsidiary, Ever Growth Limited), directly owns 700 sq. ft. of the property where the Mei Foo fitness center is located. There are 7,300 sq. ft. located in the same building and 2,000 sq. ft. in the neighborhood for fitness facility.

         Management believes that the existing facilities of the Company are adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, although there is no assurance that future terms would be as favorable as the current terms.

The Company has not invested in any real property at this time nor does the Company intend to do so. The Company has no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities.


ITEM 3.  LEGAL PROCEEDINGS

         There are no pending material legal proceedings to which the Company or any of its properties is subject, nor to the knowledge of the Company, are any such legal proceedings threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the Company's fiscal year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDE MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The Company's Common Stock has been listed on the Bulletin Board of the NASDAQ's over-the-counter market under the symbol PFIT, since December 1996, but has been traded only sporadically. As of March 31, 2006, the 52-week trading range was between $0.07 to $0.9 per share. The last reported sale was in March, 2006 at $0.25 per share. The reported sporadic sales in the fiscal year 2005, are set forth below. Quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

   Date         Open        High         Low        Close

Apr 2005        0.51        0.55         0.45        0.45
May 2005        0.40        0.40         0.40        0.40
Jul 2005        0.40        0.50         0.40        0.50
Aug 2005        0.50        0.50         0.30        0.30
Sep 2005        0.30        0.30         0.20        0.20
Oct 2005        0.20        0.40         0.20        0.20
Dec 2005        0.20        0.20         0.07        0.07

---------------------
[SOURCE: Reuters]

         As of December 31, 2005, there were approximately 618 record holders of the Company's Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES.

NONE.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

NONE.
                                       18

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. The following table summarizes certain selected financial data of the Company for the fiscal years ended December 31, 2001 through December 31, 2005. The data has been derived from Consolidated Financial Statements (audited) included in Item 8 of this Report.

(Amounts in thousands, except share and per share data)

                                                                      YEAR ENDED DECEMBER 31
                                             ---------------------------------------------------------------------
                                                  2001        2002        2003        2004        2005        2005
                                                   HK$         HK$         HK$         HK$         HK$         US$
                                             ---------   ---------   ---------   ---------   ---------   ---------
Consolidated Statements of Operations Data

OPERATING REVENUES                             392,097     413,744     439,511     503,564     444,416      56,976
                                              ---------   ---------   ---------   ---------   ---------   ---------
OPERATING EXPENSES
Salaries and commissions                      (113,239)   (139,740)   (156,181)   (162,450)   (161,910)    (20,758)
Rent and related expenses                      (95,413)   (132,929)   (155,844)   (163,201)   (165,968)    (21,278)
Depreciation                                   (51,494)    (63,412)    (62,618)    (63,327)    (58,234)     (7,466)
Other selling and administrative expenses     (108,298)    (95,844)   (103,629)   (107,177)   (114,338)    (14,658)
                                              ---------   ---------   ---------   ---------   ---------   ---------
Total operating expenses                      (368,444)   (431,925)   (478,272)   (496,155)   (500,450)    (64,160)
                                              ---------   ---------   ---------   ---------   ---------   ---------

INCOME (LOSS) FROM OPERATIONS                   23,653     (18,181)    (38,761)      7,409     (56,034)     (7,184)
                                              ---------   ---------   ---------   ---------   ---------   ---------
NON-OPERATING INCOME (EXPENSES)
Other income, net                                  778         418         553         596         678          87
Interest expenses                               (3,638)     (5,645)     (7,329)     (6,108)     (3,646)       (467)
                                              ---------   ---------   ---------   ---------   ---------   ---------
Total non-operating expenses                    (2,860)     (5,227)     (6,776)     (5,512)     (2,968)       (380)
                                              ---------   ---------   ---------   ---------   ---------   ---------
INCOME (LOSS) BEFORE INCOME TAXES AND
   MINORITY INTERESTS AND THE CUMULATIVE
   EFFECT OF A CHANGE IN ACCOUNTING
   PRINCIPLE                                    20,793     (23,408)    (45,537)      1,897     (59,002)      (7,564)

(Provision) Benefit for income taxes            (6,785)       (834)        359        (568)      2,202          282
                                              ---------   ---------   ---------   ---------   ---------   ---------
INCOME (LOSS) BEFORE MINORITY INTERESTS
   AND THE CUMULATIVE EFFECT OF A CHANGE
   IN ACCOUNTING PRINCIPLE                      14,008     (24,242)    (45,178)      1,329     (56,800)      (7,282)

Minority interests                                (761)        147         210          65         854          109
                                              ---------   ---------   ---------   ---------   ---------   ---------
NET INCOME (LOSS) BOFORE CUMULATIVE EFFECT
OF A CHANGE IN ACCOUNTING PRINCIPLE             13,247     (24,095)    (44,968)      1,394     (55,946)      (7,173)

Cumulative effect on prior year of deferral
of sales rebates, net of income taxes
and minority interests                              --       3,857         --           --         --          --
                                              ---------   ---------   ---------   ---------   ---------   ---------

NET INCOME (LOSS)                               13,247     (20,238)    (44,968)      1,394     (55,946)      (7,173)
                                              =========   =========   =========   =========   =========   =========

Net income (loss) per share                       1.32       (2.02)      (4.50)       0.14       (5.59)       (0.72)
                                              =========   =========   =========   =========   =========   =========

Number of shares of stock outstanding
   (in thousands)                               10,000      10,000      10,000      10,000      10,000       10,000
                                              =========   =========   =========   =========   =========   =========

Balance Sheet Data

Current assets                                  51,841      55,597      64,225      55,182      74,464       9,547
Total assets                                   263,126     324,890     314,886     280,192     251,750      32,275
Current liabilities                            122,856     209,239     250,694     206,567     204,299      26,193
Long-term obligations other than finance
 leases                                         15,243      22,252      11,772         638         --           --
Working capital                                (71,015)   (153,642)   (186,469)   (151,385)   (129,835)    (16,646)
Obligations under finance leases-non current     9,342       5,032         716          --         119          15
Deferred taxation                                7,434       4,593       2,746       2,202          --          --
Minority interests                               7,305       7,285       7,230       7,010       6,156         789
Stockholders' equity                           101,506      81,256      36,289      37,682     (17,600)     (2,257)

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

          In respect to fitness services, each customer will be charged a monthly due of HK$299 (US$38) for the usage of the fitness centers. During promotional period, discounts on the monthly dues will be offered to customers.

         In respect to beauty services, the customers may purchase single treatment, or in packages of ten or more treatments, with quantity discounts available. There is a wide range of beauty treatments available at prices ranging from HK$400 (US$51) to HK$15,000 (US$1,923).

         The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

                                                    Years Ended December 31,
                                                   --------------------------
                                                   2003       2004       2005
                                                   ----       ----       ----

Operating revenues                                100.00%    100.00%    100.00%

Total operating expenses                          108.82%     98.53%    112.61%

(Loss) Income from operations                      (8.82%)     1.47%    (12.61%)

(Loss) Income before income taxes and
minority interests                                (10.36%)     0.38%    (13.28%)

Benefit (Provision) for income taxes                0.08%     (0.11%)     0.50%

Minority interests                                  0.05%      0.01%      0.19%

Net (loss) income                                 (10.23%)     0.28%    (12.59%)
                                                  ========   ========   ========

FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO FISCAL YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------
2004
----

         OPERATING REVENUES. Operating revenues for the fiscal year ended December 31, 2005 totaled HK$444,416,000 (US$56,976,000) compared to
HK$503,564,000 (US$64,559,000) of last year. This represented a decrease of 12%, mainly due to keen competition especially in the fitness market.

         Fitness services which constituted 55% of total operating revenues, dropped by 18% to HK$245,995,000 (US$31,538,000) in 2005. Since April, 2005, the
Company has promoted a new life fitness plan at an average monthly fee of HK$83 (US$11). The Company expects to attract some of its existing customers to enroll the new plan upon renewal, therefore initially lowering the revenues generated from other plans with higher monthly fees. Moreover, this year also saw increasing competition in the fitness market with close competitor (California Fitness) opening a new center (Jackie Chan Sport Club) in the same building of one of the Company's existing center.

         Beauty services, being 44% of total operating revenues, dropped slightly by 3% to HK$196,304,000 (US$25,167,000) in 2005 due to the keen competition in the market that not only hinders price increment but also distracts customers to other service providers offering lower price than the Company.

         Operating revenues derived from the Company's Hong Kong locations represented 86% of the Company's business, generating HK$383,119,000 (US$49,118,000) in the fiscal year ended December 31, 2005 as compared to HK$442,755,000 (US$56,763,000) or 88% of the Company's business in the fiscal year ended December 31, 2004. This represented a decrease of 13%.

         Operating revenues derived from the Company's China locations generated HK$61,297,000 (US$7,858,000) in the fiscal year ended December 31, 2005, representing an increase of 1%, as compared to HK$60,809,000 (US$7,796,000). The China operation represented 14% of total operating revenues in the fiscal year ended December 31, 2005 as compared to 12% of last year.

         OPERATING EXPENSES. The Company's operating expenses for the fiscal year ended December 31, 2005 totaled HK$500,450,000 (US$64,160,000) compared to HK$496,155,000 (US$63,610,000) in the fiscal year ended December 31, 2004. This represented an increase of HK$4,295,000 (US$551,000). Although there has been a decrease of HK$3,029,000 (US$388,000) in the leasehold improvement of a center which had been fully depreciated by March, 2005, operating expenses remained high. In particular, the Shanghai subsidiary has incurred an additional cost of HK$7,172,000 (US$919,000) following the grand opening of its third center in early February, 2005. This is partially offset by variable costs decreasing as a result of lower revenues.

         Operating expenses associated with the Company's Hong Kong locations were HK$421,040,000 (US$53,979,000) or 84% of total operating expenses in the fiscal year ended December 31, 2005, as compared to HK$425,718,000 (US$54,580,000) or 86% of total operating expenses in 2004. This represented a decrease of 1% from a small portion of variable costs decreasing as a result of lower revenues and therefore allowed room for tighter cost control over staff headcount, usage of public utilities, and efficiency in marketing and promotional activities.

         Operating expenses associated with the Company's China locations were HK$79,410,000 (US$10,181,000) in the fiscal year ended December 31, 2005, representing an increase of 13% as compared to HK$70,437,000 (US$9,030,000) in 2004 primarily due to additional expenses incurred by the enhanced facilities in Shanghai. Operating expenses in China represented 16% of total operating expenses in the fiscal year ended December 31, 2005, as compared to 14% of 2004.

         TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the fiscal year ended December 31, 2005 totaled HK$2,968,000 (US$380,000) compared to HK$5,512,000 (US$707,000) in the fiscal year ended December 31, 2004. This represented a decrease of 46% primarily due to lower interest expenses.

         PROVISION FOR INCOME TAXES. No income taxes were provided for the year of 2005 because of losses incurred.

         NET LOSS. The Company had incurred a net loss of HK$55,946,000 (US$7,173,000) for the fiscal year ended December 31, 2005, compared to a net profit of HK$1,394,000 (US$179,000) of last year. The keen competition has impacted adversely over the business of the Company; however, Management believes the industry as a whole will get momentum of growth in the light of economic rebound. In 2006, the Company will focus on strategies in how to maximize sales turnover in the medium to long run.

FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO FISCAL YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------
2003
----

         OPERATING REVENUES. The Company's operating revenues increased 15% to HK$503,564,000 (US$64,559,000) in the fiscal year ended December 31, 2004 as compared to HK$439,511,000 (US$56,348,000) of last year.

         Operating revenues derived by the Company's fitness services increased 16% to HK$298,596,000 (US$38,282,000) compared to HK$258,015,000 (US$33,079,000)
of last year. Fitness revenues as a percentage of total revenues were 59% in 2004 and 2003.

         Operating revenues for the Company's beauty treatments in 2004 totaled HK$203,000,000 (US$26,026,000) compared to HK$181,093,000 (US$23,217,000) in
2003, representing an increase of 12%. Beauty revenues as a percentage of total revenues were 40% in 2004 as compared to 41% in 2003.

         Operating revenues derived from the Company's Hong Kong locations remain at 88% of the Company's business, generating HK$442,755,000 (US$56,763,000) in the fiscal year ended December 31, 2004 as compared to HK$385,966,000 (US$49,483,000) in the fiscal year ended December 31, 2003. This represented an increase of 15%.

         Operating revenues derived from the Company's China locations generated HK$60,809,000 (US$7,796,000) in the fiscal year ended December 31, 2004, representing an increase of 14%, as compared to HK$53,545,000 (US$6,865,000). This included a management service income of HK$1,758,000 (US$225,000) recognized during the year. The China operation represented 12% of total operating revenues in the fiscal years ended December 31, 2003 and 2004.


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

         TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the fiscal year ended December 31, 2004 totaled HK$5,512,000 (US$707,000) compared to HK$6,776,000 (US$870,000) in the fiscal year ended December 31, 2003, representing a decrease of 19% mainly due to lower interest expenses.

         PROVISION (BENEFIT) FOR INCOME TAXES. Provision for income taxes for the fiscal year ended December 31, 2004 totaled HK$568,000 (US$73,000) compared to HK$(359,000) (US$(47,000)) in 2003, representing an increase of 258% mainly due to profits generated in the year.

         NET INCOME (LOSS). The Company has recorded a net income of HK$1,394,000 (US$179,000) for the fiscal year ended December 31, 2004, compared to a net loss of HK$44,968,000 (US$5,765,000) for the fiscal year ended December 31, 2003, representing an increase of 103%. The improvement in the bottom line reflects the gradual pick-up of the business from the adverse economic situation. The Company also benefits from a comparison with a relatively low base of last year which saw a disastrous Severe Acute Respiratory Syndrome
(SARS) outbreak in the second quarter.

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

         (BENEFIT) PROVISION FOR INCOME TAXES. Provision for income taxes for the fiscal year ended December 31, 2003 totaled HK$(359,000) (US$(47,000)) compared to HK$834,000 (US$107,000) in 2002, representing a decrease of 143%. The decrease is mainly due to losses incurred in the year.

         NET LOSS. The Company suffered a net loss of HK$44,968,000 (US$5,765,000) for the fiscal year ended December 31, 2003, compared to a net loss of HK$20,238,000 (US$2,595,000) for the fiscal year ended December 31, 2002, representing an increase of 122%. The loss substantially reflects the adverse impact of an outbreak of the SARS during the year.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions. See Notes to Financial Statements. (Note 6 "Short-Term Bank Loans"; and Note 7 "Banking Facilities").

         Cash and cash equivalent balances for the fiscal years ended December 31, 2005 and December 31, 2004 were HK$2,484,000 (US$318,000) and HK$1,625,000
(US$208,000) respectively.

         Net cash provided by operating activities were HK$22,599,000 (US$2,897,000), HK$54,777,000 (US$7,023,000), and HK$58,288,000 (US$7,472,000)
for fiscal years 2005, 2004, and 2003 respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$14,075,000 (US$1,805,000), HK$38,307,000 (US$4,912,000), and HK$39,220,000 (US$5,028,000) for fiscal years 2005, 2004, and 2003 respectively, primarily as a result of expenditures for property, plant and equipment. Net cash used in financing activities, which mainly include bank loan repayments, net of proceeds from new bank loans, were HK$7,679,000 (US$984,000), HK$16,650,000 (US$2,135,000), and HK$18,599,000 (US$2,384,000) for
fiscal years 2005, 2004, and 2003 respectively.

         During the fiscal year ended December 31, 2005, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies.

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

         The Company's trade receivable balance at December 31, 2005, was HK$12,925,000 (US$1,657,000) which is mainly due by banks for the installment program. The program allows the holders of credit cards issued by certain banks to purchase the Company's fitness and beauty services with the said cards and then enjoy the interest-free payment by installment arrangements with the banks. The Company offers credit terms varying from 7 days to 90 days to the banks for settlement of the full purchase amounts. The Company has never experienced any significant problems with collection of accounts receivable from its customers. No provision for doubtful receivables is therefore made for the year under review.

         Capital expenditures for fiscal years 2005, 2004 and 2003 were HK$16,391,000 (US$2,102,000), HK$27,066,000 (US$3,470,000) and HK$44,359,000
(US$5,687,000), respectively.

         As disclosed in Note 3 to the financial statements, the Company had negative working capital of HK$129,835,000 (US$16,646,000) and HK$151,385,000
(US$19,408,000) as of December 31, 2005 and 2004 and incurred losses of HK$55,946,000 (US$7,173,000) and HK$44,968,000 (US$5,765,000) for the years ended December 31, 2005 and 2003 respectively. In addition, the Company had accumulated losses and deficit in stockholders' equity of HK$18,503,000 (US$2,372,000) and HK$17,600,000 (US$2,257,000) respectively as of December 31,
2005. These conditions raised substantial doubt about the Company's ability to continue as a going concern. In order to maintain it as a going concern, the management is seeking to procure additional funding from various sources. In addition, the Principal Stockholder has also undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern. Moreover, the negative working capital was mainly because of non-cash items including deferred income and deferred liabilities while the loss for the year was mainly attributable to the depreciation expense. Having excluded these non-cash items and taken into consideration the undertaking provided by the Principal Stockholder,Management believes that cash flow generated from the operations of the Company, the tight cost and cash flow control measures and the existing and additional credit facilities to be sought should be sufficient to satisfy the working capital and capital expenditure requirements of the Company for at least the next 12 months.

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

POLITICAL ENVIRONMENT

         The value of the Company's interest in the Shanghai subsidiary may be adversely affected by significant political, economic and social uncertainties in the PRC. A change in policies by the Chinese government could adversely affect the Company's interests in these companies by, among other factors: changes in laws, regulations or the interpretation thereof; confiscatory taxation; restrictions on foreign currency conversion, imports or sources of suppliers; or the expropriation or nationalization of private enterprises.

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

         The Shanghai subsidiary conducts substantially all of its business in the PRC, and its financial performance and condition is measured in terms of Renminbi. The revenues and profits of the subsidiary are predominantly denominated in Renminbi, and will have to be converted to pay dividends to the Company in United States Dollars or Hong Kong Dollars. Should the Renminbi devalue against these currencies, such devaluation would have a material adverse effect on the Company's profits and the foreign currency equivalent of such profits repatriated by the Shanghai subsidiary to the Company. The Company currently is not able to hedge its exchange rate exposure in the PRC because neither the banks in the PRC nor any other financial institution authorized to engage in foreign exchange transactions offer forward exchange contracts.

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

Report of Independent Registered Public Accounting Firm                   F-1

Consolidated Statements of Operations for the years ended
December 31, 2003, 2004 and 2005                                          F-2

Consolidated Balance Sheets as of December 31, 2004 and 2005              F-3

Consolidated Statements of Cash Flows for the years ended
December 31, 2003, 2004 and 2005                                          F-4

Consolidated Statements of Stockholders' Equity (Deficit)
for the years ended December 31, 2003, 2004 and 2005                      F-5

Notes to Financial Statements                                             F-6

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                          AUDITED FINANCIAL STATEMENTS
                           PHYSICAL SPA & FITNESS INC.
                                DECEMBER 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of PHYSICAL SPA & FITNESS INC.


We have audited the accompanying consolidated balance sheets of Physical Spa & Fitness Inc. (a Delaware Corporation) and its subsidiaries (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and cash flows for each of the three years in the period ended December 31, 2005 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 (b) to the financial statements, the Company had a negative working capital and capital deficiency as of December 31, 2005 and incurred loss for the year then ended, which raised substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 (b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ MOORES ROWLAND MAZARS
CHARTERED ACCOUNTANTS
CERTIFIED PUBLIC ACCOUNTANTS
Hong Kong

Date: April 17, 2006


PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)


                                                                             YEAR ENDED DECEMBER 31
                                                        -----------------------------------------------------------------
                                                                2005              2005            2004             2003
                                                 NOTE            US$               HK$             HK$              HK$

OPERATING REVENUES                                            56,976           444,416         503,564          439,511
                                                        --------------    --------------   -------------    -------------

OPERATING EXPENSES
Salaries and commissions                                     (20,758)         (161,910)       (162,450)        (156,181)
Rent and related expenses                                    (21,278)         (165,968)       (163,201)        (155,844)
Depreciation                                                  (7,466)          (58,234)        (63,327)         (62,618)
Other selling and administrative expenses                    (14,658)         (114,338)       (107,177)        (103,629)
                                                        --------------    --------------   -------------    -------------

Total operating expenses                                     (64,160)         (500,450)       (496,155)        (478,272)
                                                        --------------    --------------   -------------    -------------

(LOSS) INCOME FROM OPERATIONS                                 (7,184)          (56,034)          7,409          (38,761)
                                                        --------------    --------------   -------------    -------------

NON-OPERATING INCOME (EXPENSES)
Other income, net                                                 87               678             596              553
Interest expenses                                               (467)           (3,646)         (6,108)          (7,329)
                                                        --------------    --------------   -------------    -------------

Total non-operating expenses                                    (380)           (2,968)         (5,512)          (6,776)
                                                        --------------    --------------   -------------    -------------

(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY
   INTERESTS                                                  (7,564)          (59,002)          1,897          (45,537)

Benefit (Provision) for income taxes               8             282             2,202            (568)             359
                                                        --------------    --------------   -------------    -------------

(LOSS) INCOME BEFORE MINORITY INTERESTS                       (7,282)          (56,800)          1,329          (45,178)

Minority interests                                               109               854              65              210
                                                        --------------    --------------   -------------    -------------

NET (LOSS) INCOME                                             (7,173)          (55,946)          1,394          (44,968)

Other comprehensive income (loss)
- Foreign currency translation                                    84               664              (1)               1
                                                        --------------    --------------   -------------    -------------

COMPREHENSIVE (LOSS) INCOME                                   (7,089)          (55,282)          1,393          (44,967)
                                                        ==============    ==============   =============    =============

(Loss) Earnings per share of common stock
- Basic                                                        (0.72)            (5.59)           0.14            (4.50)
                                                        ==============    ==============   =============    =============

Number of shares of common stock outstanding              10,000,000        10,000,000      10,000,000       10,000,000
                                                        ==============    ==============   =============    =============


The financial statements should be read in conjunction with the accompanying notes.





PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

                                                                    NOTE                    AS OF DECEMBER 31
                                                                                ------------------------------------------
                                                                                      2005            2005           2004
ASSETS                                                                                 US$             HK$            HK$

CURRENT ASSETS
Cash and bank balances                                                                 318           2,484          1,625
Marketable securities, collateralized                                4                 198           1,540              -
Trade receivables                                                                    1,657          12,925          4,006
Other receivables                                                    8               1,048           8,173          7,334
Rental and utility deposits                                                          4,037          31,486         31,821
Prepayments to vendors and suppliers and other current assets                        1,440          11,235          2,482
Inventories                                                         3(c)               576           4,492          5,873
Income taxes recoverable                                                               273           2,129          2,041
                                                                                -----------     -----------     ----------

TOTAL CURRENT ASSETS                                                                 9,547          74,464         55,182
                                                                                -----------     -----------     ----------

Marketable securities, collateralized                                4                 351           2,740          4,280
Bank deposits, collateralized                                                        1,181           9,213         11,523
Due from a stockholder                                             12(d)             1,215           9,480          9,480
Prepayments for construction-in-progress                                                 -               -         11,835
Property, plant and equipment, net                                   5              19,981         155,853        187,892
                                                                                -----------     -----------     ----------

TOTAL ASSETS                                                                        32,275         251,750        280,192
                                                                                ===========     ===========     ==========

LIABILITIES AND STOCKHOLDERS'(DEFICIT) EQUITY

CURRENT LIABILITIES
Short-term bank loans                                                6               1,079           8,415         14,473
Long-term bank loans - current portion                                                   -               -            638
Trade payables                                                                         470           3,669          4,549
Other payables                                                       9               5,950          46,404         56,136
Obligations under capital leases - current portion                   10                 37             286            716
Deferred income - current portion                                                   17,309         135,008        117,526
Deferred liabilities - current portion                                                 358           2,795          5,745
Income taxes payable                                                                    18             141            214
Taxes other than income                                              8                 972           7,581          6,570
                                                                                -----------     -----------     ----------

TOTAL CURRENT LIABILITIES                                                           26,193         204,299        206,567
                                                                                -----------     -----------     ----------

Deferred income - non-current portion                                                6,779          52,878         18,748
Deferred liabilities - non-current portion                                             756           5,898          7,983
Obligations under capital leases - non-current portion               10                 15             119              -
Deferred taxation                                                    8                   -               -          2,202
Minority interests                                                                     789           6,156          7,010

COMMITMENTS AND CONTINGENCIES                                      8 & 11

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, par value of US$0.001 each,
   100 million shares of stock authorized;
   10 million shares of stock issued and outstanding                                    10              78             78
Cumulative translation adjustments                                                     105             825            161
Accumulated (losses) profits                                                        (2,372)        (18,503)        37,443
                                                                                -----------     -----------     ----------

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                                                (2,257)        (17,600)        37,682
                                                                                -----------     -----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                                32,275         251,750        280,192
                                                                                ===========     ===========     ==========

APPROVED AND AUTHORIZED FOR ISSUE BY THE BOARD OF DIRECTORS ON


DIRECTOR                                                                           DIRECTOR

The financial statements should be read in conjunction with the accompanying notes.





PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)

                                                                                    YEAR ENDED DECEMBER 31
                                                                      ----------------------------------------------------
                                                                           2005          2005         2004          2003
                                                                            US$           HK$          HK$           HK$

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                        (7,173)      (55,946)       1,394       (44,968)

Adjustments to reconcile net (loss) income to net cash
provided
   by operating activities:
    Minority interests                                                     (109)         (854)         (65)         (210)
    Depreciation                                                          7,466        58,234       63,327        62,618
    Loss on disposal of property, plant and equipment                       474         3,694          631           148

Changes in working capital:
    Trade receivables                                                    (1,143)       (8,915)       4,932        (3,266)
    Deposits, prepayments and other current assets                       (1,072)       (8,363)       5,740        (4,007)
    Inventories                                                             177         1,381       (1,881)         (879)
    Due to a related company                                                  -             -            -        (3,515)
    Trade and other payables                                             (1,390)      (10,844)     (31,660)       19,099
    Deferred income                                                       6,589        51,396       16,434        36,697
    Deferred liabilities                                                   (646)       (5,035)      (3,973)        4,912
    Income taxes (recoverable) payable                                      (21)         (161)         561        (6,152)
    Taxes other than income                                                  27           214         (119)         (342)
    Deferred taxation                                                      (282)       (2,202)        (544)       (1,847)
                                                                      -----------   -----------  ------------  -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 2,897        22,599       54,777        58,288
                                                                      -----------   -----------  ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Prepayments for construction-in-progress                                  -             -      (11,835)        1,690
    Acquisition of property, plant and equipment                         (2,102)      (16,391)     (27,066)      (44,359)
    Acquisition of marketable securities                                      -             -         (990)       (1,750)
    Sales proceeds from disposal of marketable securities                     -             -            -         3,114
    Sales proceeds from disposal of property, plant and
      equipment                                                               1             6            3           374
    Decrease in bank deposits, collateralized                               296         2,310        1,580           237
    Due from a stockholder                                                    -             -            1         1,474
                                                                      -----------   -----------  ------------  -----------

NET CASH USED IN INVESTING ACTIVITIES                                    (1,805)      (14,075)     (38,307)      (39,220)
                                                                      -----------   -----------  ------------  -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Settlement of short-term bank loans                                    (893)       (6,968)      (4,700)            -
    Proceeds from short-term bank loans                                     104           810        4,700         1,839
    Proceeds from long-term bank loans                                        -             -            -         2,500
    Repayment of long-term bank loans                                       (82)         (638)     (11,134)      (12,980)
    Capital element of capital lease rental payments                       (113)         (883)      (5,516)       (9,958)
                                                                      -----------   -----------  ------------  -----------

NET CASH USED IN FINANCING ACTIVITIES                                      (984)       (7,679)     (16,650)      (18,599)
                                                                      -----------   -----------  ------------  -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        108           845         (180)          469

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              208         1,625        1,806         1,336

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       2            14           (1)            1
                                                                      -----------   -----------  ------------  -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR, REPRESENTED BY
  CASH AND BANK BALANCES                                                    318         2,484        1,625         1,806
                                                                      ===========   ===========  ============  ===========

The financial statements should be read in conjunction with the accompanying notes.





PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
------------------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)



                                                              ACCUMULATED      CUMULATIVE
                                                                PROFITS        TRANSLATION
                                        COMMON STOCK            (LOSSES)       ADJUSTMENTS               TOTAL
                                  -------------------------   -------------  ---------------  ---------------------------
                                       NUMBER        HK$              HK$              HK$           HK$            US$

Balance as of
   January 1, 2003                 10,000,000         78           81,017              161        81,256         10,418

Net loss                                    -          -          (44,968)               -       (44,968)        (5,765)
Foreign currency
   translation adjustment                   -          -                -                1             1              -
                                  -------------  ----------   -------------  ---------------  ------------   ------------

Balance as of
   December 31, 2003               10,000,000         78           36,049              162        36,289          4,653

Net income                                  -          -            1,394                -         1,394            179
Foreign currency
   translation adjustment                   -          -                -               (1)           (1)             -
                                  -------------  ----------   -------------  ---------------  ------------   ------------

Balance as of
   December 31, 2004               10,000,000         78           37,443              161        37,682          4,832

Net loss                                    -          -          (55,946)               -       (55,946)        (7,173)
Foreign currency
   translation adjustment                   -          -                -              664           664             84
                                  -------------  ----------   -------------  ---------------  ------------   ------------

BALANCE (DEFICIT) AS OF
   DECEMBER 31, 2005               10,000,000         78          (18,503)             825       (17,600)        (2,257)
                                  =============  ==========   =============  ===============  ============   ============


The financial statements should be read in conjunction with the accompanying notes.


                                                     F-5

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

     Physical Spa & Fitness Inc. ("Physical") was incorporated on September 21, 1988 under the laws of the United States of America. Physical was incorporated with authorized share capital of 100 million common stocks with par value of US$0.001 each. 80% of Physical's issued and outstanding common stocks were held by a stockholder (the "Principal Stockholder"). Physical is a U.S. public company listed on the National Association of Securities Dealers Automated Quotations Over-the-Counter Bulletin Board.

     Physical Beauty & Fitness Holdings Limited ("Physical Holdings") was incorporated on March 8, 1996 under the laws of the British Virgin Islands ("BVI") with a capital of one common stock being held by Physical. Physical Holdings has interests in various companies ("Operating Subsidiaries") operating fitness and beauty centres ("Fitness Centres") and other related businesses in Hong Kong, Macau and the People's Republic of China ("PRC"). During the years ended December 31, 2005, 2004 and 2003, Physical also operates Fitness Centres in the PRC through a Sino-foreign joint venture ("JV") established in the PRC. In the opinion of the directors, Physical is able to govern and control the financial and operating policies and the board of directors of the JV. Therefore, the JV has been accounted for as a subsidiary.

     Detailed information in connection with the JV is as follows:

     o Dalian Physical Ladies' Club Co., Ltd. ("the Dalian JV") is a Sino-foreign equity JV established on April 11, 1995 in Dalian, the PRC. The total registered capital of the Dalian JV was Renminbi ("RMB") 10 million. The JV period is 12 years from the date of issue of the business license on April 11, 1995. Physical, through its subsidiary, holds a 90% equity interest in the Dalian JV and the profits or losses of the Dalian JV are to be shared by the venturers in proportion to their equity interests in the JV.

          The fitness and beauty centre operated under the Dalian JV was closed in September 2005. Since then, the Dalian JV has remained dormant.

     Physical, Physical Holdings, the Operating Subsidiaries and JV are collectively referred to as the "Company".

2.   BASIS OF PRESENTATION

     The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

     The financial statements are presented in Hong Kong dollars which is the Company's functional currency because the Company's operations are primarily located in Hong Kong. For illustrative purposes, the exchange rate adopted for the presentation of financial information as of and for the year ended December 31, 2005 has been made at HK$7.8 to US$1.00. No representation is made that the HK$ amount could have been, or could be, converted into United States Dollars at that rate on December 31, 2005 or at any other date.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)   PRINCIPLES OF CONSOLIDATION
          The consolidated financial statements include the financial information of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

     b)   PREPARATION OF FINANCIAL STATEMENTS
          The Company had negative working capital of HK$129,835 and HK$151,385 as of December 31, 2005 and 2004 and incurred losses of HK$55,946 and and HK$44,968 for the years ended December 31, 2005 and 2003 respectively. In addition, the Company had accumulated losses and deficit in stockholders' equity of HK$18,503 and HK$17,600 respectively as of December 31, 2005. These conditions raised substantial doubt about the Company's ability to continue as a going concern.

          Continuation of the Company as a going concern is dependent upon attaining profitable operations in the future, exercising tight cost and cash flow controls measures, and obtaining additional banking facilities and adequate finance as and when required. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          The Principal Stockholder has undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern. In addition, the negative working capital as of December 31, 2005 was mainly because of the non-cash items including deferred income and deferred liabilities of HK$187,886 and HK$8,693 respectively while the loss for the year then ended was mainly attributable to the depreciation expense of HK$58,234. Having excluded these non-cash items and taken into consideration the undertaking provided by the Principal Stockholder, management believes that the Company will be able to settle its liabilities when they come due. As a result, the financial statements have been prepared in conformity with the principles applicable to a going concern.

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

          Inventories are consisted of the following:
                                                                 AS OF DECEMBER 31
                                                   ---------------------------------------
                                                        2005           2005          2004
                                                         US$            HK$           HK$

          Beauty products for treatment                  358          2,789         4,077
          Beauty products for sale                       218          1,703         1,756
          Health food for sale                             -              -            40
                                                   ----------     ----------    ----------

                                                         576          4,492         5,873
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

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     e)   PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION
          Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment loss.

          The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use. Expenditure incurred after the assets have been put into operation, such as repair and maintenance expenses, is normally recognized as an expense in the period in which it is incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the assets, the expenditure is capitalized.

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

     f)   TRADE RECEIVABLES
          Trade receivables are recorded at original invoice amount. Trade credit is generally granted on a short-term basis, thus trade receivables do not bear interest. Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible amounts. No such allowance was made as of December 31, 2005 and 2004 as there was no uncollectible amounts for the two years then ended. The Company generally does not require collateral for trade receivables.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     g)   CASH EQUIVALENTS
          The Company considers all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents.

     h)   REVENUE RECOGNITION
          Revenue represents service income in connection with the provision of physical fitness and beauty treatment services and other related income, net of the related sales tax, if any. The non-refundable admission fee is recognized as revenue over a seven-month period which is the estimated duration. Monthly dues, service income and other related income are recognized as revenue when services are rendered. Life membership fee is recognized as income over the estimated service period of twenty years.

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

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)



3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     m)   INCOME TAXES
          Provision for income and other related taxes have been provided in accordance with the tax rates and laws in effect in the various places of operations.

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

     n)   FOREIGN CURRENCY TRANSLATION
          The Company maintains its accounting books and records in Hong Kong Dollars ("HK$"), except for a PRC subsidiary, the JV and a Macau subsidiary which maintain their accounting books and records in RMB and Macau Pataca respectively. Foreign currency transactions during the year are translated to HK$ at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at year end are translated at the approximate rates of exchange ruling at the balance sheet date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statements of operations.

          On consolidation, the financial statements of the PRC subsidiary, the JV and the Macau subsidiary are translated into HK$ using the closing rate method, whereby the balance sheet items are translated into HK$ using the exchange rates at the respective balance sheet dates. The share capital and accumulated (losses) profits are translated at exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year.

          All exchange differences arising on consolidation are recorded within equity.

     o)   RELATED PARTIES
          Parties are considered to be related if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests, those parties are related parties. Another party is also a related party if it can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests. Related parties include an enterprise and its principal owners, management or members of their immediate families.

     p)   COMPREHENSIVE INCOME
          The Company reports comprehensive income in accordance with SFAS No. 130 "Reporting Comprehensive Income". Accumulated other comprehensive income (loss) represents exchange translation adjustments and is included in the stockholders' equity section of the balance sheet.

     q)   (LOSS) EARNINGS PER SHARE
          Basic (loss) earnings per share exclude dilution and are computed by dividing (loss) earnings available to common stockholders by the weighted average number of common shares outstanding for the periods.

          Diluted (loss) earnings per share are computed by dividing (loss) earnings available to common stockholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. There were no potentially dilutive securities outstanding during any of the years and, accordingly, basic and diluted (loss) earnings per share are the same.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)



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

     s)   ADVERTISING AND MARKETING COSTS
          All advertising and marketing costs are expensed off in the period in which those costs are incurred or the first time the advertising takes place.

     t)   RECENTLY ISSUED ACCOUNTING STANDARDS
          In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). This statement provides investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". Public entities (other than those filing as small business issuers) will be required to apply this statement as of the first interim or annual reporting period that begins after June 15, 2005. In March 2005, the SEC have published Staff Accounting Bulletin No. 107, "Share-Based Payment," ("SAB No. 107") to give public entities guidance in applying the provisions of SFAS No. 123(R), and to users of financial statements in analyzing the information provided under SFAS No. 123(R). SAB No. 107 should be applied upon the adoption of SFAS No. 123(R). Management considers that SFAS No. 123(R) and SAB No. 107 would not have significant impact on its financial statements on adoption.

          In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)" that the entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. If taxes are significant an entity should disclose its policy of presenting taxes and the amounts of taxes that are recognized on a gross basis. The consensus is effective for interim and annual financial periods beginning after December 15, 2006. Management considers that the adoption of this EITF would not have significant impact on its financial statements.

          The FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS 154 replaces APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although earlier application is permitted for changes and corrections made in fiscal years beginning after June 1, 2005. The Company will consider this SFAS in future periods for correction of error or if there is any change in accounting principle.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)


4.   MARKETABLE SECURITIES, COLLATERALIZED

     The balance represents available-for-sale unlisted capital guaranteed funds made up of debt and equity securities. As of the balance sheet dates, as the cost approximated to the estimated fair value, no gain or loss was recognized. These securities have been pledged to banks to secure general banking facilities granted to the subsidiaries. Maturity information of the marketable securities is set out as below:

                                                            AS OF DECEMBER 31
                                                   ----------------------------------
                                                     2005         2005         2004
                                                      US$          HK$          HK$

     Within one year                                  198        1,540          --
     Over one year but not exceeding two years        224        1,750        1,540
     Over two years but not exceeding five years      127          990        2,740
                                                 --------     --------     --------

                                                      549        4,280        4,280
                                                 ========     ========     ========


5.   PROPERTY, PLANT AND EQUIPMENT, NET

                                                       AS OF DECEMBER 31
                                             ----------------------------------
                                               2005         2005         2004
                                                US$          HK$          HK$

     Land and buildings                           404        3,148        3,136
     Leasehold improvements                    24,913      194,320      202,857
     Machinery and equipment                   27,703      216,090      218,003
     Furniture and fixtures                     7,852       61,252       65,387
     Computers                                  1,061        8,275        8,170
     Motor vehicles                               537        4,184        4,184
     Less: Accumulated depreciation           (42,489)    (331,416)    (313,845)
                                             --------     --------     --------

     Net book value                            19,981      155,853      187,892
                                             ========     ========     ========

     As of December 31, 2005, the cost and accumulated depreciation of property, plant and equipment held under capital leases amounted to approximately HK$716 (2004: HK$1,814) and HK$96 (2004: HK$681) respectively.


6.   SHORT-TERM BANK LOANS

     The short-term bank loans are collateralized and repayable within one year. Please refer to Note 7 for details of collateral for such facilities.

     Supplemental information with respect to the short-term bank loans was as follows:

                                                                             YEAR ENDED DECEMBER 31
                                                                ---------------------------------------------
                                                                   2005              2005              2004

     Maximum amount outstanding during the year                  US$1,856         HK$14,473         HK$15,152

     Average amount outstanding during the year                  US$1,121          HK$8,746         HK$12,709

     Weighted average interest rate at the end of the year            11%               11%                8%

     Weighted average interest rate during the year                   11%               11%                8%

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)


7.   BANKING FACILITIES

     The Company obtained various lines of credit under banking facilities which aggregated HK$18,444 as of December 31, 2005 (2004: HK$28,173) from creditworthy commercial banks in Hong Kong to finance its operations. These banking facilities were collateralized by certain of the assets of the Company, its related companies and the Principal Stockholder and his spouse.

     The collateral of the short-term bank loans include:

     (i) leasehold property in Hong Kong with a net book value of HK$1,932 (2004: HK$1,999);

     (ii)  fixed deposits of HK$9,213 (2004: HK$11,523);

     (iii) leasehold property in Hong Kong owned by Silver Policy Development Limited ("Silver Policy"), a company owned by the Principal Stockholder and his spouse;

     (iv)  personal guarantees from the Principal Stockholder and his spouse;

     (v)   marketable securities as stated in Note 4;

     (vi) corporate guarantees provided by Silver Policy and Mighty System Limited, a company owned by the Principal Stockholder.


8.   INCOME TAXES

     The Company' subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they are domiciled and operates. In the opinion of management, any undistributed earnings of the Company will be reinvested indefinitely.

     Income tax benefits (expenses) comprised of the following:

                                                    YEAR ENDED DECEMBER 31
                                             ----------------------------------
                                              2005     2005     2004       2003
                                               US$      HK$      HK$        HK$

     Current taxes                               --       --   (1,112)   (1,488)
     Deferred taxes                             282    2,202      544     1,847
                                             ------   ------   ------    ------

     Income tax benefits (expenses)             282    2,202     (568)      359
                                             ======   ======   ======    ======

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)



8.   INCOME TAXES (CONTINUED)

     Reconciliation to the expected statutory tax rate in Hong Kong of 17.5% (2004: 17.5% AND 2003: 17.5%) is as follows:

                                                                            YEAR ENDED DECEMBER 31
                                                                          ------------------------
                                                                           2005     2004     2003
                                                                            %         %        %

     Statutory rate                                                         17.5     17.5    17.5
     Difference in tax rates in the countries that the Company operates      3.0    (48.6)   (1.5)
     Valuation allowance in respect of net operating losses                (18.4)   (74.0)  (13.0)
     Valuation allowance in respect of temporary differences                 1.1    132.0    (4.0)
     Effect of change in tax rate                                           --       --       0.3
     Others                                                                  0.5      3.0     1.5
                                                                          ------   ------   ------

     Effective rate                                                          3.7     29.9     0.8
                                                                          ======   ======   ======

     Recognized deferred tax assets (liabilities) comprised of the following:

                                                                           AS OF DECEMBER 31
                                                                   ------------------------------
                                                                    2005       2005       2004
                                                                      US$       HK$         HK$

     Taxable temporary differences in respect of property, plant
       and equipment                                                (1,192)    (9,297)    (5,182)
     Deductible temporary differences in respect of property,
       plant and equipment                                           1,008      7,860      8,491
     Operating losses carry forward                                  4,037     31,490     16,545
     Valuation allowance (Note)                                     (3,853)   (30,053)   (22,056)
                                                                   -------    -------    -------

     Net deferred tax liabilities                                       --         --     (2,202)
                                                                   =======    =======    =======

     Note: Valuation allowance was made for deferred tax assets recognized in certain Hong Kong subsidiaries as it is more likely than not that the assets will not be realized. The net change in valuation allowance for the year ended December 31, 2005 was a decrease of HK$7,997 (US$1,025).

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)


8.   INCOME TAXES (CONTINUED)

     Since the Hong Kong subsidiaries have incurred losses for Hong Kong profits tax purposes, no provision for current tax has been made. For the years ended December 31, 2004 and 2003, Hong Kong profits tax has been provided on those profitable subsidiaries at the rate of 17.5%. As of December 31, 2005 and 2004, the Company has operating losses carry forward in respect of Hong Kong subsidiaries of HK$98,557 and HK$28,727 respectively. The operating losses have no expiry date under the current tax legislation.

     Since the PRC subsidiary and the JV have sustained losses for PRC income tax purposes, the Company has not recorded any PRC income tax expense. PRC income tax in the future will be calculated at the applicable rate relevant to the PRC subsidiary and the JV which is currently 33%. As of December 31, 2005 and 2004, the Company has operating losses carry forward in respect of the PRC subsidiary and the JV of HK$38,070 and HK$27,582 respectively. The operating losses of the PRC subsidiary and the JV will expire five years after the losses were incurred.

     As the fitness centre operated in Macau has incurred a loss for taxation purposes for the period, the Company has not recorded any Macau income tax expense. Macau profits tax is currently charged at sliding rates with a maximum rate of 12% on assessable profits. As of December 31, 2005 and 2004, the Company has operating losses carry forward in respect of the fitness centre operated in Macau of HK$13,995 and HK$16,105 respectively. The operating losses of the Macau centre will expire three years after the losses were incurred.

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

     As of the balance sheet date, the Company was potentially liable to make good in aggregate an amount of HK$13,833 (2004: HK$12,994), of which an amount of HK$8,173 (2004: HK$7,334) has been provided for as "Taxes other than income" and as "Other receivables" in the liabilities and assets respectively. No further provision has been made for the difference which amounted to HK$5,660 (2004: HK$5,660) and any potential amount of penalty which might be imposed. In this respect, the directors are of the opinion that the probability that such potential liabilities will be crystallized would be remote.

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

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)



9.   OTHER PAYABLES

                                                               AS OF DECEMBER 31
                                                          ------------------------
                                                           2005     2005     2004
                                                            US$     HK$       HK$

     Accrued rental and related expenses                   2,380   18,563   23,973
     Accrued salaries, commissions and related expenses    2,017   15,731   16,051
     Accrued capital expenditures                             69      538    3,113
     Other accrued expenses and creditors                  1,484   11,572   12,999
                                                          ------   ------   ------

                                                           5,950   46,404   56,136
                                                          ======   ======   ======


10.  OBLIGATIONS UNDER CAPITAL LEASES

     The Company leases certain equipments under capital leases. The scheduled future minimum lease payments were as follows:

                                                            AS OF DECEMBER 31
                                                         ----------------------
                                                         2005     2005     2004
                                                          US$      HK$      HK$

     Payable during the following periods:
       Within one year                                     40      309      951
       Over one year but not exceeding two years           15      121       --
                                                         ----     ----     ----

     Total minimum lease payments                          55      430      951

     Less: Amount representing interest                    (3)     (25)    (235)
                                                         ----     ----     ----

     Present value of net minimum lease payments           52      405      716
                                                         ====     ====     ====


11.  COMMITMENTS

     CAPITAL EXPENDITURE COMMITMENTS

                                                              AS OF DECEMBER 31
                                                           ---------------------
                                                           2005    2005    2004
                                                            US$     HK$     HK$

     Contracted but not provided for net of deposit paid     150   1,168   9,579
                                                           =====   =====   =====

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)



11.  COMMITMENTS (CONTINUED)

     COMMITMENTS UNDER OPERATING LEASES

     The Company had outstanding commitments not provided for under non-cancelable operating leases in respect of land and buildings, the portion of these commitments payable in the following periods is as follows:

                                                            AS OF DECEMBER 31
                                                     ---------------------------
                                                      2005      2005      2004
                                                       US$       HK$       HK$

   Payable during the following periods:
     Within one year                                  12,266    95,678   118,043
     Over one year but not exceeding two years         8,282    64,600    81,055
     Over two years but not exceeding three years      5,037    39,292    51,796
     Over three years but not exceeding four years     3,230    25,197    36,724
     Over fours years but not exceeding five years     2,896    22,591    25,914
     Thereafter                                       14,183   110,631   133,222
                                                     -------   -------   -------

   Total operating lease commitments                  45,894   357,989   446,754
                                                     =======   =======   =======


12.  RELATED PARTY TRANSACTIONS

     The Company had the following transactions with related parties:

                                                                       YEAR ENDED DECEMBER 31
                                                                 ----------------------------------
                                                                   2005     2005     2004      2003
                                                          NOTE      US$      HK$      HK$       HK$

     Rental and related expenses of a
       director's quarter                                 (a)       195     1,524    1,614     1,234
     Purchase of beauty and fitness equipment             (b)         -         -        -     1,031
     Purchase of health food                              (b)         4        31      400       657
     Handling fee income for sale of properties           (c)        24       191        -         -

     (a) The rental of a director's quarter is payable to a related company, Mighty System Limited.

     (b) The purchases of beauty and fitness equipment and health food were made from a related company, Williluck International Limited.

     (c) The handling fee income is received from a related company, Alpha Sun Limited, in assisting for the sale of properties owned by Alpha Sun Limited.

     (d) The Principal Stockholder of the Company has beneficial interests in the aforementioned related companies or the stockholder of the related companies are close family member of the Principal Stockholder.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)



12.  RELATED PARTY TRANSACTIONS (CONTINUED)

     (e) The balance due from the Principal Stockholder to the Company as of December 31, 2005 was HK$9,480 (2004: HK$9,480). Under an agreement with the Company, the Principal Stockholder has pledged 1,500,000 shares of the Company's stock as collateral, which had a market value of HK$819 as of December 31, 2005.

     (f) The Principal Stockholder has undertaken to indemnify the Company against any contingent liabilities including tax liabilities and claims that may result from the operating activities of the Company in Hong Kong, the PRC and elsewhere occurring prior to the balance sheet date. He has also undertaken to indemnify the Company against any loss that may arise from non-recovery of advances made to certain unrelated parties amounted to HK$1,650 (2004: HK$890), which have been included in "Prepayment to vendors and suppliers and other current assets".


13.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                   YEAR ENDED DECEMBER 31
                                                               -----------------------------
                                                               2005    2005    2004    2003
                                                                US$     HK$     HK$      HK$

     Non-cash operating, investing and financing activities:
       Acquisition of property, plant & equipment under
         capital leases                                           73     572      --   1,800
                                                               =====   =====   =====   =====

     Cash paid for:
       Interest expenses                                         467   3,646   6,108   7,329
       Income taxes                                               21     161     551   7,640
                                                               =====   =====   =====   =====


PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)



14.  OTHER SUPPLEMENTAL INFORMATION

     The following items are included in the consolidated statements of operations:

                                                                      YEAR ENDED DECEMBER 31
                                                                 -------------------------------
                                                                  2005         2005        2004
                                                        NOTE       US$          HK$         HK$
     Interest expenses on:
         Capital leases                                              33          259       1,558
         Overdrafts and bank loans                                   83          650       1,280
         Others                                                     351        2,737       3,270
     Interest income                                  (a)            22          171          80
     Sales taxes                                      (b)           183        1,431       1,450
     Advertising and marketing expenses               (c)         2,549       19,885      22,105
     Rental expenses under operating leases                      15,811      123,323     125,716
     Management fee income                            (d)           234        1,822       1,790
     Auditors' remuneration                                          88          686         539
     Directors' emoluments                                          565        4,404       2,379

     (a) Interest income is included in "Other income, net" in the consolidated statements of operations.

     (b) Sales taxes are deducted from "Operating revenues" in the consolidated statements of operations.

     (c) Advertising and marketing expenses are included in "Other selling and administrative expenses" in the consolidated statements of operations.

     (d) Management fee income is included under "Operating revenue" in the consolidated statements of operations. The fee is earned from two fitness centers operated by third parties in Hangzhou and Dalian, the PRC, under franchises of the Company.


15.  RETIREMENT PLAN

     The Company operates a Mandatory Provident Fund ("MPF") plan for its Hong Kong employees. The assets of the MPF plan are held separately from those of the Company in a provident fund managed by independent trustee. The pension expenses charged to the consolidated statements of operations amounted to HK$6,703, HK$6,414, and HK$8,059 for the years ended December 31, 2005, 2004 and 2003 respectively.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)



16.  STOCK OPTION PLAN

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


17.  OPERATING RISKS

     a)   CONCENTRATION OF SUPPLIERS

          The Company purchases beauty products from a number of suppliers. Details of individual suppliers also accounted for more than 10% of the Company's purchases are as follows:

                                                          YEAR ENDED DECEMBER 31
                                                          ----------------------
                                                           2005    2004     2003
                                                             %       %       %

          William Pharmaceutical Agency                      --      11      --
          Kaydex Trading Ltd.                                28      27      39
          Kingstar International Trading Limited             13      13      16
          The Me Group (International) Limited               11      --      --

     b)   CONCENTRATION OF CREDIT RISK

          None of the sales to the customers accounted for more than 10% of the Company's turnover for the three years ended December 31, 2005, 2004 and 2003.

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)


18.  REPORT ON SEGMENT INFORMATION

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

     Information concerning consolidated operations by business segment and geographic area is presented in the tables below and on the following pages:

     CONSOLIDATED OPERATIONS BY BUSINESS SEGMENT

                                                           YEAR ENDED DECEMBER 31
                                               --------------------------------------------
                                                 2005        2005        2004        2003
                                                  US$         HK$         HK$         HK$

     Operating revenues
       - Physical fitness                        31,538     245,995     298,596     258,015
       - Beauty treatments                       25,167     196,304     203,000     181,093
       - Others                                     271       2,117       1,968         403
                                               --------    --------    --------    --------

                                                 56,976     444,416     503,564     439,511
                                               ========    ========    ========    ========

     Operating (loss) profit
       - Physical fitness                        (6,478)    (50,528)     (5,482)   (39,572)
       - Beauty treatments                         (931)     (7,262)     11,283      1,065
       - Others                                     225       1,756       1,608       (254)

     Other income, net                               87         678         596        553
     Interest expenses                             (467)     (3,646)     (6,108)    (7,329)
     Benefit (Provision) for income taxes           282       2,202        (568)       359
     Minority interests                             109         854          65        210
                                               --------    --------    --------    --------

     Net (loss) income                           (7,173)    (55,946)      1,394     (44,968)
                                               ========    ========    ========    ========

     Depreciation
       - Physical fitness                         5,141      40,097      47,047      47,360
       - Beauty treatments                        2,325      18,137      16,280      15,258
                                               --------    --------    --------    --------

                                                  7,466      58,234      63,327      62,618
                                               ========    ========    ========    ========

                                                             AS OF DECEMBER 31
                                               --------------------------------------------
                                                 2005        2005        2004        2003
                                                  US$         HK$         HK$         HK$

     Total assets
       - Physical fitness                        22,270     173,708     207,342     239,313
       - Beauty treatments                       10,005      78,042      72,850      75,573
                                               --------    --------    --------    --------

                                                 32,275     251,750     280,192     314,886
                                               ========    ========    ========    ========

     Property, plant and equipment additions
        - Physical fitness                          974       7,599       6,953      38,979
        - Beauty treatments                       1,128       8,792      19,808       7,439
                                               --------    --------    --------    --------

                                                  2,102      16,391      26,761      46,418
                                               ========    ========    ========    ========

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)



18.  REPORT ON SEGMENT INFORMATION (CONTINUED)

     CONSOLIDATED OPERATIONS BY GEOGRAPHIC AREA

                                               YEAR ENDED DECEMBER 31
                                   --------------------------------------------
                                     2005        2005        2004        2003
                                     US$         HK$          HK$         HK$

     Operating revenues
       - Hong Kong                   49,118     383,119     442,755     385,966
       - PRC                          7,858      61,297      60,809      53,545
                                   --------    --------    --------    --------

                                     56,976     444,416     503,564     439,511
                                   ========    ========    ========    ========

     Operating (loss) profit
       - Hong Kong                   (4,417)    (34,454)     16,855     (30,140)
       - PRC                         (2,310)    (18,017)     (9,433)     (7,634)

     Interest income                     21         171          80         135
     Interest expenses                 (467)     (3,646)     (6,108)     (7,329)
                                   --------    --------    --------    --------

     Net (loss) income               (7,173)    (55,946)      1,394     (44,968)
                                   ========    ========    ========    ========

                                                   AS OF DECEMBER 31
                                   --------------------------------------------
                                      2005        2005        2004        2003
                                       US$         HK$         HK$         HK$


     Segment assets
       - Hong Kong                   21,109     164,652     190,370     230,387
       - PRC                         11,166      87,098      89,822      84,499
                                   --------    --------    --------    --------

                                     32,275     251,750     280,192     314,886
                                   ========    ========    ========    ========

PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)



19.  UNAUDITED QUARTERLY CONSOLIDATED FINANICAL DATA

         2005
                                                             QUARTER
                                      ---------------------------------------------
                                       FIRST       SECOND      THIRD       FOURTH       TOTAL
                                        HK$          HK$         HK$         HK$         HK$

     Operating revenues                119,894     113,473     107,912     103,137     444,416
     Operating expenses               (124,202)   (124,205)   (126,669)   (125,374)   (500,450)
                                      --------    --------    --------    --------    --------

     Loss from operations               (4,308)    (10,732)    (18,757)    (22,237)    (56,034)
     Non-operating expenses             (1,139)       (614)       (741)       (474)     (2,968)
                                      --------    --------    --------    --------    --------

     Loss before income taxes and
       minority interests               (5,447)    (11,346)    (19,498)    (22,711)    (59,002)
     (Provision) Benefit for
       income taxes                       (188)        188          --       2,202       2,202
     Minority interests                    145          73         937        (301)        854
                                      --------    --------    --------    --------    --------

     Net loss                           (5,490)    (11,085)    (18,561)    (20,810)    (55,946)

     Other comprehensive income:
     - Foreign currency translation         --          --         664          --         664
                                      --------    --------    --------    --------    --------

     Comprehensive loss                 (5,490)    (11,085)    (17,897)    (20,810)    (55,282)
                                      ========    ========    ========    ========    ========


     (Loss) Earnings per share of
       common stock - Basic              (0.55)      (1.11)      (1.85)      (2.08)      (5.59)
                                      ========    ========    ========    ========    ========




PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Amounts in thousands, except share and per share data)



19.  UNAUDITED QUARTERLY CONSOLIDATED FINANICAL DATA (CONTINUED)

         2004
                                                            Quarter
                                    ---------------------------------------------
                                     First       Second      Third       Fourth       Total
                                      HK$          HK$         HK$         HK$         HK$

     Operating revenues              113,551     144,601     125,259     120,153     503,564
     Operating expenses             (121,955)   (131,070)   (126,553)   (116,577)   (496,155)
                                    --------    --------    --------    --------    --------

     (Loss) Income from
       operations                     (8,404)     13,531      (1,294)      3,576       7,409
     Non-operating expenses           (1,071)       (755)     (1,212)     (2,474)     (5,512)
                                    --------    --------    --------    --------    --------

     (Loss) Income before income
       taxes and minority
       interests                      (9,475)     12,776      (2,506)      1,102       1,897
     (Provision) Benefit for
       income taxes                       --      (2,689)        441       1,680        (568)
     Minority interests                  200        (362)        425        (198)         65
                                    --------    --------    --------    --------    --------

     Net (loss) income                (9,275)      9,725      (1,640)      2,584       1,394
                                    ========    ========    ========    ========    ========


     (Loss) Earnings per share of
       common stock - Basic            (0.93)       0.97       (0.16)       0.26        0.14
                                    ========    ========    ========    ========    ========


     A management fee expense incurred to Mighty System Limited of HK$4,000 in the second quarter of 2004 was reversed in the fourth quarter.


                                      F-24




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

(b) Management's Report on Internal Control over Financial Reporting.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2005. The Company's management has concluded that, as of December 31, 2005, its internal control over financial reporting is effective based on these criteria.

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

ITEM     9B. OTHER INFORMATION

NONE
                                       27

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

        The officers and directors of the Company, their ages and present positions held with the Company are as follows:

    NAME                      AGE          POSITIONS WITH THE COMPANY
    ----                      ---          --------------------------

Ngai Keung Luk                 49          Chairman of the Board of Directors,
                                           Chief Executive Officer

Yuk Wah Ho                     50          President and Director

Darrie Lam                     42          Chief Financial Officer, Secretary
                                           and Director

Yat Ming Lam                   48          Director

Allan Wah Chung Li             48          Director

          The following is a brief summary of the background of each director, executive officer and key employees of the Company:

         NGAI KEUNG LUK, CHIEF EXECUTIVE OFFICER, CHAIRMAN. Mr. Luk has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since October, 1996. He is the founder of its predecessor companies and has over twenty years' experience in the physical health service business. Mr. Luk was previously employed as a trader on the floor of the Hong Kong gold exchange. Mr. Luk is a controlling shareholder of the Company and owns beneficially approximately 80% of the Company's Common Stock (see "Principal Shareholders").

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

         DARRIE LAM, CHIEF FINANCIAL OFFICER, SECRETARY, DIRECTOR. Ms. Lam has been a Vice-President and Secretary of the Company since October, 1996 and was appointed as Chief Financial Officer in July, 2005. Ms. Lam is a fellow member of the Hong Kong Institute of Certified Public Accountants and a fellow member of the Chartered Association of Certified Accountants (UK). She joined the Company in 1994 and before that she worked with a major Hong Kong listed company, Wharf Group, as a Financial Analyst. Ms. Lam is responsible for the Company's secretarial affairs, finance and administration functions. Ms. Lam received MBA degree from the University of Manchester, U.K.

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

         WAI KEE LAM, GENERAL MANAGER. Mr. Lam holds a Diploma in Business Management awarded by the Hong Kong Management Association. Prior to joining the Company in October, 1997, Mr. Lam was the Director and General Manager of Fitness Concept Leisure Supplies Ltd., one of the leading fitness equipment and product suppliers. Mr. Lam is overseeing the Company's daily operation in both Hong Kong and China centers.

         SIU LING CHENG, MARKETING MANAGER. Ms. Cheng holds a Bachelor Degree in Marketing at the University of Southern Queensland, Australia. Ms. Cheng joined the Company since 1992 as a marketing executive, and was promoted to marketing manager the following year. Ms. Cheng is responsible for the Company's promotional and marketing activities and public relations. Ms. Cheng also coordinates and assists the marketing teams in China centers.

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

AUDIT COMMITTEE

         The Board of Directors established an Audit Committee, composed of the two outside directors and the Chief Financial Officer. The principal functions of the Audit Committee will include making recommendations to the Board regarding the selection of independent public accountants to audit annually the books and records of the Company, reviewing the proposed scope of each audit and reviewing the recommendations of the independent public accountants as a result of their audit of the Company. The Audit Committee will also periodically review the activities of the Company's accounting staff and the adequacy of the Company's internal controls.

CODE OF BUSINESS CONDUCT AND ETHICS

         The Company has not adopted yet the code of business conduct and ethics to guide all directors, officers and employees, but intends to adopt one on its next meeting of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal years 2005, 2004 and 2003 by those persons who served as Chief Executive Officer and any Named Executive Officer who received compensation in excess of $100,000 during such years.

                        SUMMARY COMPENSATION TABLE (US$)


Name and Principal Position                 Year     Salary(1)                  Annual Awards(2)
---------------------------                 ----     ---------         -----------------------------------
                                                                       Bonus (3)    Other compensation (4)
                                                                       --------     ----------------------

Ngai Keung Luk, CEO, Chairman               2005     140,000              -                195,400
                                            2004       -                  -                207,000
                                            2003       -                  -                261,800

Yuk Wah Ho, President, COO                  2005     227,400              -                  1,800
                                            2004      98,000              -                   -
                                            2003      77,000              -                   -


(1) No officers received or will receive any bonus or other annual compensation other than salaries during fiscal year 2005, other than stated above. Management believes that the value of other non-cash benefits and compensation distributed to executive officers of the Company individually or as a group during fiscal year 2005 did not exceed the lesser of US$50,000 or ten percent of such officers' individual cash compensation or, with respect to the group, US$50,000 times the number of persons in the group or ten percent of the group's aggregate cash compensation.

(2)      No officers received or will receive any long term incentive plan
         (LTIP) payouts or other payouts during fiscal year 2005.

(3)      Bonus awarded based on performance.

(4) Other compensation for Mr. Luk included an allowance of HK$1,200,000 (US$154,000) for the fiscal years 2005 and HK$960,000 (US$123,000)
          for 2004, being fair market rent of the living accommodation provided to Mr. Luk. See also "Certain Transactions".

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 2005 and April 17, 2005, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted. Unless otherwise indicated, the address for each stockholder is 40/F., RBS Tower, Times Square, No. 1 Matheson Street, Causeway Bay, Hong Kong.

NAME AND                                    AMOUNT AND
ADDRESS OF                                  NATURE             PERCENTAGE
BENEFICIAL                                  OF BENEFICIAL      BENEFICAILLY
OWNER                                       OWNERSHIP (1)      OWNED(2)
----------                                  -------------      ------------

DIRECTORS, OFFICERS AND 5% STOCKHOLDERS

    NGAI KEUNG LUK (3)                         8,000,000           80.00%
    YUK WAH HO, PRESIDENT (4)                  8,000,000           80.00%
    DARRIE LAM, CHIEF FINANCIAL OFFICER                0            0.00%
    YAT MING LAM, DIRECTOR                             0            0.00%
    ALLAN WAH CHUNG LI, DIRECTOR                       0            0.00%

    ALL OFFICERS AND DIRECTORS                 8,000,000           80.00%
    AS A GROUP (5 PERSONS)(3)
----------


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

(4) Ms. Ho is the wife of Ngai Keung Luk. Accordingly the number of common stock owned by Mr. Luk and Ms. Ho overlap.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company made certain advances to Mr. Luk, the Company's Chief Executive Officer and the Chairman of its Board of Directors, during the years. The balance due to the Company and its subsidiaries at December 31, 2005 was HK$9,480,000 (US$1,215,000). Under an agreement with the Company, Mr. Luk has pledged 1,500,000 shares of the Company stock as collateral. See Note 12 to Financial Statements.

         Mr. Luk receives a monthly allowance of HK$100,000 (US$12,821) for the fiscal year 2005 for his living accommodations. Such allowance represents the fair market rent of the property owned by a company which is controlled by Mr. Luk. See also "Management - Compensation".

         The Company had the transactions with related companies as provided in the Financial Statements, Note 12.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

Audit Fees: The Company paid Moores Rowland Mazars $84,615 in the year 2005 and $66,667 in the year 2004, in connection with the annual audit and to review the quarterly filings made on form 10-Q.

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


         (b) Reports on Form 8-K
                -------------------

The Form 8-K in respect of change of Chief Financial Officer has been filed on July 21, 2005.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 17, 2006.

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


/s/ Ngai Keung Luk             Chairman and Chief Executive Officer               Date: 4/17/06
------------------------       (principal executive officer)
    Ngai Keung Luk

/s/ Yuk Wah Ho                 President and Director                             Date: 4/17/06
------------------------
    Yuk Wah Ho

/s/ Darrie Lam                 Chief Financial Officer, Secretary and Director    Date: 4/17/06
------------------------       (Principal accounting and financial officer)

    Darrie Lam

/s/ Yat Ming Lam               Director                                           Date: 4/17/06
------------------------
    Yat Ming Lam

/s/ Allan Wah Chung Li         Director                                           Date: 4/17/06
------------------------
    Allan Wah Chung Li