Form 10-Q
period 2006-03-31
PHYSICAL SPA & FITNESS INC
filed 2006-05-22
CIK 1048055

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: March 31, 2006, 10,000,000 shares.

                                TABLE OF CONTENTS

PART I  -  FINANCIAL INFORMATION                                    PAGE
                                                                    ----
   ITEM 1   -   FINANCIAL STATEMENTS

     Condensed Consolidated Statements of Operations                   1
     for the three-month periods
     ended March 31, 2005 and 2006 (Unaudited)

     Condensed Consolidated Balance Sheets at December 31, 2005        2
      and March 31, 2006 (Unaudited)

     Condensed Consolidated Statements of Cash Flows                   3
     for the three-month periods ended
     March 31, 2005 and 2006 (Unaudited)

     Notes to Financial Statements                                     4

   ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                7
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   ITEM 3   -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT        12
                MARKET RISK

   ITEM 4   -   CONTROLS AND PROCEDURES                               12

PART II  -   OTHER INFORMATION

   ITEM 1   -   LEGAL PROCEEDINGS                                     13

   ITEM 2   -   UNREGISTERED SALES OF EQUITY SECURITIES
                  AND USE OF PROCEEDS                                 13

   ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES                       13

   ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE                       13
                OF SECURITY HOLDERS

   ITEM 5   -   OTHER INFORMATION                                     13

   ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K                      13

                     PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                     --------------------------------------------

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    -----------------------------------------------
                    (In thousands, except share and per share data)


                                                       Three months ended March 31
                                                       2005        2006        2006
                                                     ---------   ---------   ---------
                                                        HK$         HK$         US$

Operating Revenues
Fitness service                                        69,451      55,182       7,075
Beauty treatments                                      48,989      54,039       6,928
Others                                                  1,454         167          21
                                                     ---------   ---------   ---------
Total operating revenues                              119,894     109,388      14,024
                                                     ---------   ---------   ---------

Operating Expenses
Salaries and commissions                              (40,024)    (37,218)     (4,772)
Rent and related expenses                             (41,841)    (40,705)     (5,219)
Depreciation                                          (15,406)    (12,814)     (1,642)
Other selling and administrative expenses             (26,931)    (24,307)     (3,116)
                                                     ---------   ---------   ---------
Total operating expenses                             (124,202)   (115,044)    (14,749)
                                                     ---------   ---------   ---------
Loss from operations                                   (4,308)     (5,656)       (725)
                                                     ---------   ---------   ---------

Non-operating (expenses) income
Other income, net                                          68         531          68
Interest expenses                                      (1,207)       (495)        (63)
                                                     ---------   ---------   ---------
Total non-operating (expenses) income                  (1,139)         36           5
                                                     ---------   ---------   ---------

Loss before income taxes and minority interests        (5,447)     (5,620)       (720)

Provision for income taxes                               (188)         --          --
                                                     ---------   ---------   ---------
Loss before minority interests                         (5,635)     (5,620)       (720)

Minority interests                                        145        (493)        (63)
                                                     ---------   ---------   ---------
Net loss                                               (5,490)     (6,113)       (783)
                                                     =========   =========   =========

Loss per share of common stock                          (0.55)      (0.61)      (0.08)
                                                     =========   =========   =========
Number of shares of common stock outstanding
(in thousands)                                         10,000      10,000      10,000
                                                     =========   =========   =========


Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars
("US$") for the convenience of the reader has been made at the exchange rate of
US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March
31, 2006 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.





                                     PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                                     --------------------------------------------
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                        -------------------------------------
                                   (In thousands, except share and per share data)


                                                                                       As of
                                                               ------------------------------------------------------
                                                       Note       December 31, 2005               March 31, 2006
                                                                                                   (Unaudited)
                                                                          HK$                HK$                US$
ASSETS

Current assets
Cash and bank balances                                                   2,484              4,578                587
Marketable securities, collateralized                                    1,540                 --                 --
Trade receivables                                                       12,925              7,882              1,011
Other receivables                                                        8,173              8,173              1,048
Rental and utility deposits                                             31,486             31,969              4,099
Prepayments to vendors and suppliers and other current assets           11,235             14,136              1,812
Inventories                                                              4,492              4,131                530
Income taxes recoverable                                                 2,129              2,129                273
                                                              -----------------  -----------------  -----------------

Total current assets                                                    74,464             72,998              9,360
                                                              -----------------  -----------------  -----------------

Marketable securities, collateralized                                    2,740              2,740                351
Bank deposits, collateralized                                            9,213             10,352              1,327
Due from a stockholder                                                   9,480              9,480              1,215
Property, plant and equipment,
   net of accumulated depreciation of
   HK$343,105 as of March 31, 2006 (2005: HK$331,415)                  155,853            146,549             18,788
                                                              -----------------  -----------------  -----------------

Total assets                                                           251,750            242,119             31,041
                                                              =================  =================  =================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Short-term bank loans                                                    8,415                512                 66
Long-term bank loans - current portion                   5                  --                336                 43
Trade and other payables                                                50,073             34,738              4,454
Obligations under finance leases - current portion                         286                692                 89
Deferred income - current portion                                      135,008            152,743             19,583
Deferred liabilities - current portion                                   2,795              1,877                240
Income taxes payable                                                       141                141                 18
Taxes other than income                                                  7,581              7,320                938
                                                              -----------------  -----------------  -----------------

Total current liabilities                                              204,299            198,359             25,431
                                                              -----------------  -----------------  -----------------

Deferred income - non-current portion                                   52,878             54,740              7,018
Deferred liabilities -  non-current portion                              5,898              5,448                698
Long-term bank loans - non-current portion               5                  --                147                 19
Obligations under finance leases - non-current portion                     119                489                 63
Minority interests                                                       6,156              6,649                852

Commitments and contingencies                            6

Stockholders' deficit:
Common stock, par value US$0.001 each,
   100 million shares of stock authorized;
   10 million shares of stock issued and outstanding                        78                 78                 10
Cumulative translation adjustments                                         825                825                105
Accumulated losses                                                     (18,503)           (24,616)            (3,155)
                                                              -----------------  -----------------  -----------------

Total stockholders' deficit                                            (17,600)           (23,713)            (3,040)
                                                              -----------------  -----------------  -----------------

Total liabilities and stockholders' deficit                            251,750            242,119             31,041
                                                              =================  =================  =================

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2006 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.





                         PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                         --------------------------------------------
                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   ---------------------------------------------------------
                                        (in thousands)


                                                               Three Months Ended March 31
                                                            ---------------------------------
                                                             2005         2006         2006
                                                            -------      -------      -------
                                                              HK$          HK$          US$

Cash flows from operating activities:
Net loss                                                     (5,490)      (6,113)        (783)

Adjustments to reconcile net loss to net cash provided
  by operating activities:
    Minority interests                                         (145)         493           63
    Depreciation                                             15,406       12,814        1,642
    Gain on disposal of property, plant and equipment            --           (2)          --

Changes in working capital:
    Trade receivables                                        (1,888)       5,043          647
    Deposits, prepayments and other current assets              (66)      (3,384)        (434)
    Inventories                                                (557)         361           46
    Trade and other payables                                 (1,180)     (15,335)      (1,966)
    Deferred income                                           8,321       19,597        2,512
    Deferred liabilities                                     (1,805)      (1,368)        (175)
    Income taxes payable/recoverable                            693           --           --
    Taxes other than income                                     (91)        (261)         (33)
                                                            -------      -------      -------

Net cash provided by operating activities                    13,198       11,845        1,519
                                                            -------      -------      -------

Cash flows from investing activities:
    Prepayments for construction-in-progress                   (149)          --           --
    Acquisition of property, plant and equipment             (6,108)      (2,663)        (342)
    Sales proceeds from disposal of marketable securities        --        1,540          197
    Sales proceeds from disposal of property, plant
     and equipment                                               --            3            1
    Increase in bank deposit, collateralized                 (1,966)      (1,139)        (146)
                                                            -------      -------      -------

Net cash used in investing activities                        (8,223)      (2,259)        (290)
                                                            -------      -------      -------

Cash flows from financing activities:
    Settlement of short-term bank loans                      (2,416)      (7,903)      (1,013)
    Proceeds from long-term bank loans                           --          510           65
    Repayment of long-term bank loans                          (471)         (27)          (3)
    Capital element of capital lease rental payments           (641)         (72)          (9)
                                                            -------      -------      -------

Net cash used in financing activities                        (3,528)      (7,492)        (960)
                                                            -------      -------      -------

Net increase in cash and cash equivalents                     1,447        2,094          269

Cash and cash equivalents at beginning of period              1,625        2,484          318

                                                            -------      -------      -------

Cash and cash equivalents at end of period                    3,072        4,578          587
                                                            =======      =======      =======


Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2006 or at any other certain rate.

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


1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Physical Spa & Fitness Inc. ("the Company") and the subsidiaries that it controls. The Company, through its subsidiaries, operates fitness and spa/beauty centers in Hong Kong and China. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

         The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. PREPARATION OF FINANCIAL STATEMENTS

         The Company had negative working capital of HK$129,835 and HK$125,361 as of December 31, 2005 and March 31, 2006 and incurred losses of HK$55,946 and HK$6,113 for the year ended December 31, 2005 and the three months ended March 31, 2006 respectively. In addition, the Company had accumulated losses and deficit in stockholders' equity of HK$24,616 and HK$23,713 respectively as of March 31, 2006. These conditions raised substantial doubt about the Company's ability to continue as a going concern.

         Continuation of the Company as a going concern is dependent upon attaining profitable operations in the future, exercising tight cost and cash flow controls measures, and obtaining additional banking facilities and adequate finance as and when required. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Principal Stockholder has undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern. In addition, the negative working capital as of March 31, 2006 was mainly because of the non-cash items including deferred income and deferred liabilities of HK$207,483 and HK$7,325 respectively while the loss for the period then ended was mainly attributable to the depreciation expense of HK$12,814. Having excluded these non-cash items and taken into consideration the undertaking provided by the Principal Stockholder, management believes that the Company will be able to settle its liabilities when they come due. As a result, the financial statements have been prepared in conformity with the principles applicable to a going concern.

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

         Information concerning consolidated operations by business segment is presented in the tables below:

         CONSOLIDATED OPERATIONS BY BUSINESS SEGMENT

                                                  THREE MONTHS ENDED MARCH 31
                                               ---------------------------------
                                                 2005        2006        2006
                                               --------    --------    --------
                                                  HK$         HK$         US$

      Operating revenues
          - Physical fitness                     69,451      55,182       7,075
          - Beauty treatments                    48,989      54,039       6,928
          - Others                                1,454         167          21
                                               --------    --------    --------

                                                119,894     109,388      14,024
                                               ========    ========    ========

      Operating loss
          - Physical fitness                     (4,487)     (8,132)     (1,043)
          - Beauty treatments                    (1,265)      2,345         301
          - Others                                1,444         131          17

      Other income, net                              68         531          68
      Interest expenses                          (1,207)       (495)        (63)
      Provision for income taxes                   (188)         --          --
      Minority interests                            145        (493)        (63)
                                               --------    --------    --------
Net loss                                         (5,490)     (6,113)       (783)
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


5. LONG-TERM BANK LOANS

         The Group had obtained additional long-term bank loans of HK$510 during the three-month period ended March 31, 2006.

         During the period under review, the Group repaid HK$27 of its outstanding bank loans. The outstanding loan balances as of March 31, 2006 were analyzed as follows:

PRINCIPAL                     INTEREST RATE                  MATURITY
   HK$        US$

   483        62            HK$ prime - 0.5%        Serially from 2006 to 2007
 ======     ======

Aggregate maturities of the long-term bank loans are as follows:

PRINCIPAL                    PAYABLE DURING THE FOLLOWING PERIODS
   HK$        US$

   336        43                          2006

   147        19                          2007

--------   --------
   483        62
========   ========


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

         As of December 31, 2005 and March 31, 2006, the Company is potentially liable to make good in aggregate an amount of HK$13,833, of which an amount of HK$8,173 has been provided for in both balance sheet dates as Taxes Other Than Income and as Other Receivables in the liabilities and assets respectively. No further provision has been made for the difference and any potential amount of penalty which might be imposed. In this respect, the directors are of the opinion that the probability that such potential liabilities will be crystallized would be remote.

7. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                 THREE MONTHS ENDED MARCH 31
                                               ---------------------------------
                                                 2005        2006        2006
                                               --------    --------    --------
                                                  HK$         HK$         US$
Cash paid (received) for:
    Interest expenses                            1,207        495          63
    Income taxes                                  (505)        --          --
Non-cash operating, investing and financing
  activities:
Acquisition of property, plant and
  equipment under capital leases                    --        848         109

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

Overview of Company's Business:

         The Company, through its predecessor companies and its subsidiaries, has been an established commercial operator of fitness and spa centers in Hong Kong and China since 1986. The Company currently operates seventeen facilities: thirteen in Hong Kong and four in China (including one in Macau). In addition, the Company is appointed by an outside investor to manage a fitness and spa center in Dalian, China. The Company also grants the use of the trade name to a third party for operating a fitness and spa center in Hangzhou, China. Management believes that the Company is one of the top providers of fitness facilities and spa and beauty treatment services in Hong Kong and China, with approximately 110,000 customers. The Company offers to its customers, at each location, access to a wide range of U.S.- styled fitness and spa services.

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

RESULTS OF OPERATIONS

                                                 Three Months Ended
                                                     March 31
                                                 2005        2006
                                              ----------  ----------

Operating Revenues                              100.00%     100.00%

Total operating expenses                        103.59%     105.17%

Operating loss                                   (3.59%)     (5.17%)

Loss before income taxes and
minority interests                               (4.54%)     (5.14%)

Provision for income taxes                       (0.16%)        --

Minority interests                                0.12%      (0.45%)

Net loss                                         (4.58%)     (5.59%)
                                              ==========  ==========

THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED).
--------------------------------------------------------------------------------

         OPERATING REVENUES. Operating revenues for the first quarter of 2006 totaled HK$109,388,000 (US$14,024,000) compared to HK$119,894,000
(US$15,371,000) of last year. This represented a decrease of 9%, mainly due to keen competition especially in the fitness market.

         Fitness services which constituted 50% of total operating revenues, dropped by 21% to HK$55,182,000 (US$7,075,000) in the first quarter of the year.

         Beauty services, being 49% of total operating revenues, increased by 10% to HK$54,039,000 (US$6,928,000). This quarter has seen a successful launching of new equipments to cater to the needs of consumers.

         Operating revenues from others decreased 89% to HK$167,000 (US$21,000) in the first quarter compared to HK$1,454,000 (US$186,000) of the same quarter last year. The significant decrease was mainly due to the amendment to the terms of the licence agreement. Since June 1, 2005, the Company has ceased to provide management service to the Hangzhou center but granted it a licence for using the trade name of the Company.

         OPERATING EXPENSES. The Company's operating expenses totaled HK$115,044,000 (US$14,749,000), or 105% of operating revenues, for the first quarter of 2006, compared to HK$124,202,000 (US$15,923,000), or 104% of operating revenues, for the first quarter of 2005. This represented a decrease of HK$9,158,000 (US$1,174,000) mainly due to an effective cost control over the operating expenses, especially salaries which decreased by HK$2,806,000 (US$360,000). However, certain fixed costs remained high. In particular, rent and related expenses had increased from 35% to 37% of total operating revenues. Having regard to the continuous increase in the market rent, the Company will closely monitor the performance of each centers to determine whether or not a renewal of tenancy upon expiration is justifiable.

         TOTAL NON-OPERATING INCOME. Total non-operating income for the first quarter of 2006 totaled HK$36,000 (US$5,000) compared to a non-operating expense of HK$1,139,000 (US$146,000) in 2005. This represented an increase of 103% due to a substantial reduction in interest expenses.

         PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the first quarter in view of the losses incurred.

         NET LOSS. The Company has suffered a net loss of HK$6,113,000 (US$783,000) for the first quarter of 2006, compared to a net loss of HK$5,490,000 (US$704,000) for 2005, representing an increase of 11%. Management believes that the bottom line will gradually improve when the deferred income is recognized in the remaining of the year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions.

         Cash and cash equivalent balances as of March 31, 2006 and December 31, 2005 were HK$4,578,000 (US$587,000) and HK$2,484,000 (US$318,000).

         Net cash provided by operating activities were HK$13,198,000 (US$1,693,000) and HK$11,845,000 (US$1,519,000) for the three-month periods ended March 31, 2005 and 2006, respectively. The Company's operating activities are historically financed by cash flows from operations.

         Net cash used in investing activities were HK$8,223,000 (US$1,054,000) and HK$2,259,000 (US$290,000) for the three-month periods ended March 31, 2005 and 2006 respectively, primarily as a result of expenditures for property, plant and equipment. Total capital expenditures were as follows:

                                                               (in thousands)
                                                        Three months ended March 31
                                                       2005        2006        2006
                                                     ---------   ---------   ---------
                                                        HK$         HK$         US$

Cash purchases of property, plant and equipment         6,108      2,663        342
Non-cash property, plant and equipment purchases
financed through capital lease obligations                572        848        109

                                                      --------   --------    --------
Total capital expenditures                              6,680      3,511        451
                                                      ========   ========    ========

          The following schedule reflects capital expenditures by type of expenditure:

                                                                (in thousands)
                                                       Three months ended March 31
                                                       2005        2006        2006
                                                     ---------   ---------   ---------
                                                        HK$         HK$         US$

Capital expenditures for new center                     3,712        --          --
Capital expenditures for maintenance and updating
existing centers and corporate office                   2,968       3,511        451

                                                      --------    --------   --------
Total capital expenditures                              6,680       3,511        451
                                                      ========    ========   ========


         Net cash used in financing activities, which mainly include proceeds from bank loans, net interest and repayment, were HK$3,528,000 (US$453,000) and HK$7,492,000 (US$960,000) in the three-month periods ended March 31, 2005 and 2006, respectively.

         During the three-month period ended March 31, 2006, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material. The Company's long-term loan bears interest rate of 7.75% per annum. The total balance outstanding as of March 31, 2006 on such loan was HK$483,000 (US$62,000). The last repayment on the loan is due in 2007.

         During the three-month period ended March 31, 2006, the Company has no material purchases of investments.

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

         The Company's trade receivable balance at March 31, 2006, was HK$7,882,000 (US$1,011,000). These trade receivables are mainly amounts due from major credible banks and the history of credit loss from these banks are none.

         As disclosed in Note 2 to the financial statements, the Company had negative working capital of HK$125,361,000 (US$16,071,000) as of March 31, 2006 and incurred losses of HK$6,113,000 (US$783,000) for the period ended March 31, 2006. In addition, the Company had accumulated losses and deficit in stockholders' equity of HK$24,616,000 (US$3,155,000) and HK$23,713,000
(US$3,040,000) respectively as of March 31, 2006. These conditions raised substantial doubt about the Company's ability to continue as a going concern. In order to maintain it as a going concern, the management is seeking to procure additional funding from various sources. In addition, the Principal Stockholder has also undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern. Moreover, the negative working capital was mainly because of non-cash items including deferred income and deferred liabilities while the loss for the period was mainly attributable to the depreciation expense. Having excluded these non-cash items and taken into consideration the undertaking provided by the Principal Stockholder, Management believes that cash flow generated from the operations of the Company, the tight cost and cash flow control measures and the existing and additional credit facilities to be sought should be sufficient to satisfy the working capital and capital expenditure requirements of the Company for at least the next 12 months.

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

The critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest 10-K, as filed with the SEC, which includes audited consolidated financial statements for the three fiscal years ended December 31, 2005.

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

ITEM 4 - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of March 31, 2006, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended March 31, 2006, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

PART II - OTHER INFORMATION

ITEM 1  - LEGAL PROCEEDINGS

          NONE

ITEM 2  - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          NONE

ITEM 3  - DEFAULTS UPON SENIOR SECURITIES

          NONE

ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

          NONE

ITEM 5  - OTHER INFORMATION

          NONE

ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

         31 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

         32.1 Certification of the Company's Chief Executive Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PHYSICAL SPA & FITNESS INC.
                                    (Registrant)


Date: May 19, 2006                  /s/ Ngai Keung Luk
                                    ------------------------------------
                                    Ngai Keung Luk,
                                    Chairman and Chief Executive Officer

Date: May 19, 2006                  /s/ Darrie Lam
                                    ------------------------------------
                                    Darrie Lam,
                                    Chief Financial Officer