Form 10-Q
period 2006-06-30
PHYSICAL SPA & FITNESS INC
filed 2006-08-14
CIK 1048055

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number: 0-26573

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

                                 (852) 2917-0000
                (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

  Large accelerated filer [ ] Accelerated filer [ ]  Non-accelerated filer [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

As of August 14, 2006, the registrant had 10,000,000 shares of common stock issued and outstanding.

                                TABLE OF CONTENTS

PART I  -  FINANCIAL INFORMATION                                    PAGE
                                                                    ----
   ITEM 1   -   FINANCIAL STATEMENTS

     Condensed Consolidated Statements of Operations                   1
     for the three-month and six-month periods ended June 30, 2005 and 2006 (Unaudited)

     Condensed Consolidated Balance Sheets at December 31, 2005        2
     and June 30, 2006 (Unaudited)

     Condensed Consolidated Statements of Cash Flows                   3
     for the six-month periods ended
     June 30, 2005 and 2006 (Unaudited)

     Notes to Financial Statements                                     4

   ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                7
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   ITEM 3   -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT        12
                MARKET RISK

   ITEM 4   -   CONTROLS AND PROCEDURES                               12

PART II  -   OTHER INFORMATION

   ITEM 1   -   LEGAL PROCEEDINGS                                     13

   ITEM 2   -   UNREGISTERED SALES OF EQUITY SECURITIES
                  AND USE OF PROCEEDS                                 13

   ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES                       13

   ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE                       13
                OF SECURITY HOLDERS

   ITEM 5   -   OTHER INFORMATION                                     13

   ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K                      13

                                      PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                                      --------------------------------------------

                                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     -----------------------------------------------
                                     (In thousands, except share and per share data)


                                                           Three months ended June 30         Six months ended June 30
                                                       2005        2006        2006        2005        2006         2006
                                                     ---------   ---------   ---------   ---------   ---------   ---------
                                                        HK$         HK$         US$         HK$          HK$         US$

Operating Revenues
Fitness service                                        62,773      57,752       7,404     132,224     112,934      14,479
Beauty treatments                                      50,707      52,790       6,768      99,696     106,829      13,696
Others                                                     (7)        651          84       1,447         818         105
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Total operating revenues                              113,473     111,193      14,256     233,367     220,581      28,280
                                                     ---------   ---------   ---------   ---------   ---------   ---------

Operating Expenses
Salaries and commissions                              (40,876)    (36,070)     (4,624)    (80,900)    (73,288)     (9,396)
Rent and related expenses                             (41,206)    (42,551)     (5,455)    (83,047)    (83,256)    (10,674)
Depreciation                                          (14,456)    (10,800)     (1,385)    (29,862)    (23,614)     (3,027)
Other selling and administrative expenses             (27,667)    (27,377)     (3,510)    (54,598)    (51,684)     (6,626)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Total operating expenses                             (124,205)   (116,798)    (14,974)   (248,407)   (231,842)    (29,723)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Loss from operations                                  (10,732)     (5,605)       (718)    (15,040)    (11,261)     (1,443)
                                                     ---------   ---------   ---------   ---------   ---------   ---------

Non-operating (expenses) income
Other income, net                                         118         523          67         186       1,054         135
Interest expenses                                        (732)       (219)        (29)     (1,939)       (714)        (92)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Total non-operating (expenses) income                    (614)        304          38      (1,753)        340          43
                                                     ---------   ---------   ---------   ---------   ---------   ---------

Loss before income taxes and minority interests       (11,346)     (5,301)       (680)    (16,793)    (10,921)     (1,400)

Benefit (Provision) for income taxes                      188          (1)         --          --          (1)         --
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Loss before minority interests                        (11,158)     (5,302)       (680)    (16,793)    (10,922)     (1,400)

Minority interests                                         73          48           6         218        (445)        (57)
                                                     ---------   ---------   ---------   ---------   ---------   ---------

Net loss                                              (11,085)     (5,254)       (674)    (16,575)    (11,367)     (1,457)
                                                     =========   =========   =========   =========   =========   =========

Loss per common share                                   (1.11)      (0.53)      (0.07)      (1.66)      (1.14)      (0.15)
                                                     =========   =========   =========   =========   =========   =========
Number of shares of common stock outstanding
(in thousands)                                         10,000      10,000      10,000      10,000      10,000      10,000
                                                     =========   =========   =========   =========   =========   =========


Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2006 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.


                                                          -1-







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


                                                                                       As of
                                                               ------------------------------------------------------
                                                       Note       December 31, 2005               June 30, 2006
                                                                                                   (Unaudited)
                                                                          HK$                HK$                US$
ASSETS

Current assets
Cash and bank balances                                                   2,484              1,433                184
Marketable securities, collateralized                                    1,540                 --                 --
Trade receivables                                                       12,925              5,150                660
Other receivables                                                        8,173              8,173              1,048
Rental and utility deposits                                             31,486             32,090              4,114
Prepayments to vendors and suppliers and other current assets           11,235             15,082              1,934
Inventories                                                              4,492              3,045                390
Income taxes recoverable                                                 2,129              2,129                273
                                                              -----------------  -----------------  -----------------

Total current assets                                                    74,464             67,102              8,603
                                                              -----------------  -----------------  -----------------

Marketable securities, collateralized                                    2,740              2,740                351
Bank deposits, collateralized                                            9,213             10,419              1,336
Due from a stockholder                                                   9,480              9,480              1,215
Property, plant and equipment,
   net of accumulated depreciation of
   HK$353,077 as of June 30, 2006 (2005: HK$331,415)                   155,853            138,793             17,794
                                                              -----------------  -----------------  -----------------

Total assets                                                           251,750            228,534             29,299
                                                              =================  =================  =================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Short-term bank loans                                                    8,415              4,105                526
Long-term bank loans - current portion                   5                  --                310                 40
Trade and other payables                                                50,073             38,313              4,912
Obligations under finance leases - current portion                         286                677                 87
Deferred income - current portion                                      135,008            142,781             18,305
Deferred liabilities - current portion                                   2,795              1,706                218
Income taxes payable                                                       141                141                 18
Taxes other than income                                                  7,581              7,938              1,018
                                                              -----------------  -----------------  -----------------

Total current liabilities                                              204,299            195,971             25,124
                                                              -----------------  -----------------  -----------------

Deferred income - non-current portion                                   52,878             49,390              6,332
Deferred liabilities -  non-current portion                              5,898              5,113                656
Long-term bank loans - non-current portion               5                  --                 92                 12
Obligations under finance leases - non-current portion                     119                334                 43
Minority interests                                                       6,156              6,601                846

Commitments and contingencies                            6

Stockholders' deficit:
Common stock, par value US$0.001 each,
   100 million shares of stock authorized;
   10 million shares of stock issued and outstanding                        78                 78                 10
Cumulative translation adjustments                                         825                825                105
Accumulated losses                                                     (18,503)           (29,870)            (3,829)
                                                              -----------------  -----------------  -----------------

Total stockholders' deficit                                            (17,600)           (28,967)            (3,714)
                                                              -----------------  -----------------  -----------------

Total liabilities and stockholders' deficit                            251,750            228,534             29,299
                                                              =================  =================  =================

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2006 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.






                         PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                         --------------------------------------------
                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   ---------------------------------------------------------
                                        (in thousands)


                                                                       Six Months Ended June 30
                                                                     ------------------------------
                                                                       2005       2006       2006
                                                                     --------   --------   --------
                                                                       HK$        HK$         US$

Cash flows from operating activities:
Net loss                                                            (16,575)   (11,367)     (1,457)

Adjustments to reconcile net loss to net cash provided
  by operating activities:
    Minority interests                                                 (218)       445          57
    Depreciation                                                     29,862     23,614       3,027
    Loss on disposal of property, plant and equipment                    20         51           7

Changes in working capital:
    Trade receivables                                                (5,226)     7,775         997
    Rental and utility deposits                                         748       (604)        (77)
    Prepayments and other current assets                             (4,191)    (3,847)       (493)
    Inventories                                                        (741)     1,447         186
    Trade and other payables                                        (10,454)   (11,760)     (1,508)
    Deferred income                                                  22,487      4,285         549
    Deferred liabilities                                             (2,625)    (1,874)       (240)
    Income taxes payable/recoverable                                    504         --          --
    Taxes other than income                                             709        357          46
                                                                    --------    --------   --------

Net cash provided by operating activities                            14,300      8,522       1,094
                                                                    --------    --------   --------

Cash flows from investing activities:
    Prepayments for construction-in-progress                           (329)        --          --
    Acquisition of property, plant and equipment                     (8,189)    (5,769)       (739)
    Sales proceeds from disposal of marketable securities                --      1,540         197
    Sales proceeds from disposal of property, plant and equipment        18         12           2
Increase in collateralized bank deposits                             (1,004)    (1,206)       (155)
                                                                    --------    --------   --------

Net cash used in investing activities                                (9,504)    (5,423)       (695)
                                                                    --------    --------   --------

Cash flows from financing activities:
    Settlement of short-term bank loans                              (3,201)    (4,310)       (553)
    Proceeds from long-term bank loans                                   --        510          65
    Repayment of long-term bank loans                                  (638)      (108)        (14)
    Capital element of finance lease rental payments                   (739)      (242)        (31)
                                                                    --------    --------   --------

Net cash used in financing activities                                (4,578)    (4,150)       (533)
                                                                    --------    --------   --------

Net increase (decrease) in cash and cash equivalents                    218     (1,051)       (134)

Cash and cash equivalents at beginning of period                      1,625      2,484         318
                                                                    --------    --------   --------

Cash and cash equivalents at end of period                            1,843      1,433         184
                                                                    ========    ========   ========

Non-cash operating, investing and financing activities:
New finance leases                                                      572        848         109
                                                                    ========    ========   ========


Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States
Dollars, at that rate on June 30, 2006 or at any other certain rate.

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

         The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. PREPARATION OF FINANCIAL STATEMENTS

         The Company had negative working capital of HK$129,835 and HK$128,869 as of December 31, 2005 and June 30, 2006 and incurred losses of HK$55,946 and HK$11,367 for the year ended December 31, 2005 and the six months ended June 30, 2006 respectively. In addition, the Company had accumulated losses and deficit in stockholders' equity of HK$29,870 and HK$28,967 respectively as of June 30, 2006. These conditions raised substantial doubt about the Company's ability to continue as a going concern.

         Continuation of the Company as a going concern is dependent upon attaining profitable operations in the future, exercising tight cost and cash flow controls measures, and obtaining additional banking facilities and adequate finance as and when required. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Principal Stockholder has undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern. Taken into consideration the undertaking provided by the Principal Stockholder and continuation of net cash provided by operating activities, management believes that the Company will be able to settle its liabilities when they come due. As a result, the financial statements have been prepared in conformity with the principles applicable to a going concern.

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

         Information concerning consolidated operations by business segment is presented in the tables below:


         CONSOLIDATED OPERATIONS BY BUSINESS SEGMENT

                                                      THREE MONTHS ENDED JUNE 30           SIX MONTHS ENDED JUNE 30
                                                   ---------------------------------   ---------------------------------
                                                     2005        2006        2006        2005         2006        2006
                                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                      HK$         HK$         US$         HK$         HK$          US$

         Operating revenues
             - Physical fitness                      62,773      57,752       7,404     132,224     112,934      14,479
             - Beauty treatments                     50,707      52,790       6,768      99,696     106,829      13,696
             - Others                                    (7)        651          84       1,447         818         105
                                                   ---------   ---------   ---------   ---------   ---------   ---------

                                                    113,473     111,193      14,256     233,367     220,581      28,280
                                                   =========   =========   =========   =========   =========   =========

         Operating loss
             - Physical fitness                     (12,658)     (7,069)       (905)    (17,145)    (15,201)     (1,948)
             - Beauty treatments                      1,959         776          99         694       3,121         400
             - Others                                   (33)        688          88       1,411         819         105
                                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                    (10,732)     (5,605)       (718)    (15,040)    (11,261)     (1,443)

         Other income, net                              118         523          67         186       1,054         135
         Interest expenses                             (732)       (219)        (29)     (1,939)       (714)        (92)
         Benefit (Provision) for income taxes           188          (1)         --          --          (1)         --
         Minority interests                              73          48           6         218        (445)        (57)
                                                   ---------   ---------   ---------   ---------   ---------   ---------
         Net loss                                   (11,085)     (5,254)       (674)    (16,575)    (11,367)     (1,457)
                                                   =========   =========   =========   =========   =========   =========



                  PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                  --------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
             -----------------------------------------------------
            (Amounts in thousands, except share and per share data)


5. LONG-TERM BANK LOANS

         The Group had obtained additional long-term bank loans of HK$510 during the six-month period ended June 30, 2006.

         During the period under review, the Group repaid HK$108 of its outstanding bank loans. The outstanding loan balances as of June 30, 2006 were analyzed as follows:

PRINCIPAL                     INTEREST RATE                  MATURITY
   HK$        US$

   402        52            HK$ prime - 0.5%        Serially from 2006 to 2007
 ======     ======

Aggregate maturities of the long-term bank loans are as follows:

PRINCIPAL                    PAYABLE DURING THE FOLLOWING PERIODS
   HK$        US$

   310        40                          2006

    92        12                          2007

--------   --------
   402        52
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

         As of December 31, 2005 and June 30, 2006, the Company is potentially liable to make good in aggregate an amount of HK$13,833, of which an amount of HK$8,173 has been provided for in both balance sheet dates as Taxes Other Than Income and as Other Receivables in the liabilities and assets respectively. No further provision has been made for the difference and any potential amount of penalty which might be imposed. In this respect, the directors are of the opinion that the probability that such potential liabilities will be crystallized would be remote.

7. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                THREE MONTHS ENDED JUNE 30           SIX MONTHS ENDED JUNE 30
                                           ---------------------------------   ---------------------------------
                                              2005        2006        2006        2005         2006        2006
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                               HK$         HK$         US$         HK$         HK$          US$
Cash paid (received) for:
    Interest expenses                          732         219         29         1,939        714           92
    Income taxes                              (505)         --         --          (505)        --           --
Non-cash operating, investing and financing
activities:
    Acquisition of property, plant and
      equipment under capital leases           572          --         --           572        848          109


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

         In respect to fitness services, each customer will be charged a monthly due of HK$328 (US$42) for the usage of the fitness centers. During promotional period, discounts on the monthly dues will be offered to customers.

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


RESULTS OF OPERATIONS

                                                 Three Months Ended          Six Months Ended
                                                     June 30                      June 30
                                                 2005          2006           2005         2006
                                              -----------  -----------    -----------  -----------
Operating Revenues                              100.00%     100.00%           100.00%     100.00%

Total operating expenses                        109.46%     105.04%           106.44%     105.11%

Operating loss                                   (9.46%)     (5.04%)           (6.44%)     (5.11%)

Loss before income taxes and
minority interests                              (10.00%)     (4.77%)           (7.20%)     (4.95%)

Benefit (Provision) for income taxes              0.17%         --                --          --

Minority interests                                0.06%       0.04%             0.10%      (0.20%)

Net loss                                         (9.77%)     (4.73%)           (7.10%)     (5.15%)
                                             ===========  ===========       ===========  ==========


THREE MONTHS ENDED JUNE 30, 2006 (UNAUDITED) COMPARED TO THREE MONTHS ENDED
JUNE 30, 2005 (UNAUDITED).
--------------------------------------------------------------------------------

         OPERATING REVENUES. Operating revenues for the second quarter of 2006 totaled HK$111,193,000 (US$14,256,000) compared to HK$113,473,000
(US$14,548,000) of last year. This represented a decrease of 2%, mainly due to keen competition especially in the fitness market.

         Fitness services which constituted 52% of total operating revenues, decreased by 8% to HK$57,752,000 (US$7,404,000) in the second quarter of the year.

         Beauty services, being 47% of total operating revenues, increased by 4% to HK$52,790,000 (US$6,768,000). This quarter continuously saw a favorable response from beauty patrons to the new equipments.

         Operating revenues from others were HK$651,000 (US$84,000) in the second quarter which was mainly contributed by the management service fees from the franchisees.

         OPERATING EXPENSES. The Company's operating expenses totaled HK$116,798,000 (US$14,974,000), or 105% of operating revenues, for the second quarter of 2006, compared to HK$124,205,000 (US$15,924,000), or 109% of operating revenues, for the second quarter of 2005. This represented a decrease of HK$7,407,000 (US$950,000) mainly due to an effective cost control over the operating expenses, especially salaries which decreased by HK$4,806,000 (US$616,000). However, certain fixed costs remained high. In particular, rent and related expenses had increased from 36% to 38% of total operating revenues. Having regard to the continuous increase in the market rent, the Company will closely monitor the performance of each centers to determine whether or not a renewal of tenancy upon expiration is justifiable.

         TOTAL NON-OPERATING INCOME. Total non-operating income for the second quarter of 2006 totaled HK$304,000 (US$38,000) compared to a non-operating expense of HK$614,000 (US$79,000) in 2005. This represented an increase of 150% due to additional booth rental income and substantial reduction in interest expenses.

         PROVISION FOR INCOME TAXES. Except for an adjustment of federal tax, the Company did not make any tax provision for the second quarter in view of the losses incurred.

         NET LOSS. The Company has suffered a net loss of HK$5,254,000 (US$674,000) for the second quarter of 2006, compared to a net loss of HK$11,085,000 (US$1,421,000) for 2005, representing a decrease of 53%.
Management believes that the bottom line will gradually improve during the peak season of next quarter.


SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED).
----------------------------------------------------------------------------

         OPERATING REVENUES. Operating revenues for the first six months of 2006 totaled HK$220,581,000 (US$28,280,000) compared to HK$233,367,000
(US$29,919,000) of last year. This represented a decrease of 5%, mainly due to keen competition especially in the fitness market.

         Fitness services which constituted 51% of total operating revenues, dropped by 15% to HK$112,934,000 (US$14,479,000) in the first half of the year.

         Beauty services, being 48% of total operating revenues, increased by 7% to HK$106,829,000 (US$13,696,000).

         OPERATING EXPENSES. The Company's operating expenses for the first half of the year totaled HK$231,842,000 (US$29,723,000) compared to last year's HK$248,407,000 (US$31,847,000), representing a decrease of HK$16,565,000
(US$2,124,000) or 7%. This included a cost reduction in salaries by HK$7,612,000 (US$976,000) and marketing expenses of HK$6,044,000 (US$775,000). The Company will continue to exercise tight control over staff headcount, usage of public utilities, and efficiency in marketing and promotional activities.

         TOTAL NON-OPERATING INCOME. Total non-operating income for the first six months of 2006 totaled HK$340,000 (US$43,000) compared to a non-operating expense of HK$1,753,000 (US$225,000) in 2005. This represented an increase of 119% reflecting a surplus of other income over the interest expenses.

         PROVISION FOR INCOME TAXES. Except for an adjustment of federal tax, no income taxes were provided for the first six months of 2006 because of losses incurred.

         NET LOSS. The loss had widened to HK$11,367,000 (US$1,457,000) in the six month ended June 30, 2006, compared to a net loss of HK$16,575,000 (US$2,125,000) of the same period last year. The keen competition has impacted adversely over the business of the Company; however, Management is determined to provide value-for-money service to its customers for further enhancing its market share as well as reputation in the second half of the year. Management believes that the loss will be partially recovered by an increase in revenues in the next quarter which is the traditional peak season for the fitness and beauty industry.
                                      -9-

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions.

         Cash and cash equivalent balances as of June 30, 2006 and December 31, 2005 were HK$1,433,000 (US$184,000) and HK$2,484,000 (US$318,000).

         Net cash provided by operating activities were HK$14,300,000 (US$1,834,000) and HK$8,522,000 (US$1,094,000) for the six-month periods ended June 30, 2005 and 2006, respectively. The Company's operating activities are historically financed by cash flows from operations.

         Net cash used in investing activities were HK$9,504,000 (US$1,219,000) and HK$5,423,000 (US$695,000) for the six-month periods ended June 30, 2005 and 2006 respectively, primarily as a result of expenditures for property, plant and equipment. Total capital expenditures were as follows:

                                                               (in thousands)
                                                           Six months ended June 30
                                                       2005        2006        2006
                                                     ---------   ---------   ---------
                                                        HK$         HK$         US$

Cash purchases of property, plant and equipment        8,189      5,770         739
Non-cash property, plant and equipment purchases
financed through capital lease obligations               572        848         109
                                                      ------     ------       -----

Total capital expenditures                             8,761      6,618         848
                                                      ======     ======       =====

          The following schedule reflects capital expenditures by type of expenditure:

                                                                (in thousands)
                                                           Six months ended June 30
                                                       2005        2006        2006
                                                     ---------   ---------   ---------
                                                        HK$         HK$         US$

Capital expenditures for new center                     5,599        --          --
Captial expenditures for maintenance and updating
existing centers and corporate office                   3,162      6,618         848
                                                       ------     ------       -----

Total capital expenditures                              8,761      6,618         848
                                                       ======     ======       =====



         Net cash used in financing activities, which mainly include proceeds from bank loans, net interest and repayment, were HK$4,578,000 (US$587,000) and HK$4,150,000 (US$533,000) in the six-month periods ended June 30, 2005 and 2006, respectively.

         During the six-month period ended June 30, 2006, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material. The Company's long-term loan bears interest rate of 7.75% per annum. The total balance outstanding as of June 30, 2006 on such loan was HK$402,000 (US$52,000). The last repayment on the loan is due in 2007.

         During the six-month period ended June 30, 2006, the Company had no material purchases of investments.

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

         The Company's trade receivable balance at June 30, 2006, was HK$5,150,000 (US$660,000). These trade receivables are mainly amounts due from major credible banks which do not have the history of credit risk.

         As disclosed in Note 2 to the financial statements, the Company had negative working capital of HK$128,869,000 (US$16,521,000) as of June 30, 2006 and incurred losses of HK$11,367,000 (US$1,457,000) for the period ended June 30, 2006. In addition, the Company had accumulated losses and deficit in stockholders' equity of HK$29,870,000 (US$3,829,000) and HK$28,967,000
(US$3,714,000) respectively as of June 30, 2006. These conditions raised substantial doubt about the Company's ability to continue as a going concern. In order to maintain it as a going concern, the management is seeking to procure additional funding from various sources. In addition, the Principal Stockholder has also undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern. Moreover, the negative working capital was mainly because of non-cash items including deferred income and deferred liabilities while the loss for the period was mainly attributable to the depreciation expense. Having excluded these non-cash items and taken into consideration the undertaking provided by the Principal Stockholder, Management believes that cash flow generated from the operations of the Company, the tight cost and cash flow control measures and the existing and additional credit facilities to be sought should be sufficient to satisfy the working capital and capital expenditure requirements of the Company for at least the next 12 months.

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

ITEM 4 - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of June 30, 2006, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the interim period ended June 30, 2006, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

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

                                    PHYSICAL SPA & FITNESS INC.
                                    (Registrant)


Date: August 14, 2006                  /s/ Ngai Keung Luk
                                    ------------------------------------
                                    Ngai Keung Luk,
                                    Chairman and Chief Executive Officer

Date: August 14, 2006                  /s/ Darrie Lam
                                    ------------------------------------
                                    Darrie Lam,
                                    Chief Financial Officer