Form 10-Q
period 2006-09-30
PHYSICAL SPA & FITNESS INC
filed 2006-11-14
CIK 1048055

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

                                      or

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

                          40/F Tower One, Times Square
                       No. 1 Matheson Street, Causeway Bay
                                    Hong Kong
                    (Address of principal executive offices)

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

                                 Yes [ ] No [X]

As of November 14, 2006, the registrant had 10,000,000 shares of common stock issued and outstanding.

                                TABLE OF CONTENTS

PART I  -  FINANCIAL INFORMATION                                    PAGE
                                                                    ----
   ITEM 1   -   FINANCIAL STATEMENTS

     Condensed Consolidated Statements of Operations                   1
     for the three-month and nine-month periods ended September 30, 2005 and 2006 (Unaudited)

     Condensed Consolidated Balance Sheets at December 31, 2005        2
     and September 30, 2006 (Unaudited)

     Condensed Consolidated Statements of Cash Flows                   3
     for the nine-month periods ended
     September 30, 2005 and 2006 (Unaudited)

     Notes to Financial Statements                                     4

   ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                8
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   ITEM 3   -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT        13
                MARKET RISK

   ITEM 4   -   CONTROLS AND PROCEDURES                               13

PART II  -   OTHER INFORMATION

   ITEM 1   -   LEGAL PROCEEDINGS                                     14

   ITEM 2   -   UNREGISTERED SALES OF EQUITY SECURITIES
                  AND USE OF PROCEEDS                                 14

   ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES                       14

   ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE                       14
                OF SECURITY HOLDERS

   ITEM 5   -   OTHER INFORMATION                                     14

   ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K                      14

                                      PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                                      --------------------------------------------

                                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     -----------------------------------------------
                                     (In thousands, except share and per share data)


                                                      Three months ended September 30      Nine months ended September 30
                                                       2005        2006        2006        2005        2006         2006
                                                     ---------   ---------   ---------   ---------   ---------   ---------
                                                        HK$         HK$         US$         HK$          HK$         US$

Operating Revenues
Fitness service                                        59,281      60,517       7,758     191,505     173,451      22,237
Beauty treatments                                      48,248      47,070       6,035     147,944     153,899      19,731
Others                                                    383         669          86       1,830       1,487         191
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Total operating revenues                              107,912     108,256      13,879     341,279     328,837      42,159
                                                     ---------   ---------   ---------   ---------   ---------   ---------

Operating Expenses
Salaries and commissions                              (41,282)    (37,423)     (4,798)   (122,182)   (110,711)    (14,194)
Rent and related expenses                             (41,711)    (44,091)     (5,653)   (124,758)   (127,347)    (16,327)
Depreciation                                          (14,832)    (11,411)     (1,463)    (44,694)    (35,025)     (4,490)
Other selling and administrative expenses             (28,844)    (28,929)     (3,709)    (83,442)    (80,613)    (10,335)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Total operating expenses                             (126,669)   (121,854)    (15,623)   (375,076)   (353,696)    (45,346)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Loss from operations                                  (18,757)    (13,598)     (1,744)    (33,797)    (24,859)     (3,187)
                                                     ---------   ---------   ---------   ---------   ---------   ---------

Non-operating (expenses) income
Other income, net                                         156         172          22         342       1,226         157
Interest expenses                                        (897)       (455)        (58)     (2,836)     (1,169)       (150)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Total non-operating (expenses) income                    (741)       (283)        (36)     (2,494)         57           7
                                                     ---------   ---------   ---------   ---------   ---------   ---------

Loss before income taxes and minority interests       (19,498)    (13,881)     (1,780)    (36,291)    (24,802)     (3,180)

Provision for income taxes                                 --          --          --          --          (1)         --
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Loss before minority interests                        (19,498)    (13,881)     (1,780)    (36,291)    (24,803)     (3,180)

Minority interests                                        937         221          28       1,155        (224)        (29)
                                                     ---------   ---------   ---------   ---------   ---------   ---------

Net loss                                              (18,561)    (13,660)     (1,752)    (35,136)    (25,027)     (3,209)
Other comprehensive income:
- Foreign currency translation                            664       1,005         129         664       1,005         129
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Comprehensive loss                                    (17,897)    (12,655)     (1,623)    (34,472)    (24,022)     (3,080)
                                                     =========   =========   =========   =========   =========   =========

Loss per common share                                   (1.86)      (1.37)      (0.18)      (3.51)      (2.50)      (0.32)
                                                     =========   =========   =========   =========   =========   =========
Number of shares of common stock outstanding
(in thousands)                                         10,000      10,000      10,000      10,000      10,000      10,000
                                                     =========   =========   =========   =========   =========   =========


Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2006 or at any other certain rate.

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


                                                                                       As of
                                                               ------------------------------------------------------
                                                       Note       December 31, 2005               September 30, 2006
                                                                                                   (Unaudited)
                                                                          HK$                HK$                US$
ASSETS

Current assets
Cash and bank balances                                                   2,484              1,690                217
Marketable securities, collateralized                                    1,540                 --                 --
Trade receivables                                                       12,925             12,124              1,554
Other receivables                                                        8,173              8,173              1,048
Rental and utility deposits                                             31,486             33,063              4,239
Prepayments and other current assets                                     4,735              5,058                649
Inventories                                                              4,492              2,702                347
Income taxes recoverable                                                 2,129              2,094                268
                                                              -----------------  -----------------  -----------------

Total current assets                                                    67,964             64,904              8,322
                                                              -----------------  -----------------  -----------------

Marketable securities, collateralized                                    2,740              2,740                351
Prepayments for additional investment in a subsidiary    7               6,500             12,000              1,538
Bank deposits, collateralized                                            9,213             10,481              1,344
Due from a stockholder                                                   9,480              9,480              1,215
Property, plant and equipment,
   net of accumulated depreciation of
   HK$365,004 as of September 30, 2006 (2005: HK$331,415)              155,853            130,388             16,716
                                                              -----------------  -----------------  -----------------

Total assets                                                           251,750            229,993             29,486
                                                              =================  =================  =================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Short-term bank loans                                                    8,415              4,560                585
Long-term bank loans - current portion                   5                  --                320                 41
Trade and other payables                                                50,073             44,110              5,655
Obligations under finance leases - current portion                         286                630                 81
Deferred income - current portion                                      135,008            133,939             17,171
Deferred liabilities - current portion                                   2,795              1,535                196
Income taxes payable                                                       141                248                 32
Taxes other than income                                                  7,581              7,685                985
                                                              -----------------  -----------------  -----------------

Total current liabilities                                              204,299            193,027             24,746
                                                              -----------------  -----------------  -----------------

Deferred income - non-current portion                                   52,878             67,204              8,616
Deferred liabilities -  non-current portion                              5,898              4,779                613
Obligations under finance leases - non-current portion                     119                225                 29
Minority interests                                                       6,156              6,380                818

Commitments and contingencies                            6

Stockholders' deficit:
Common stock, par value US$0.001 each,
   100 million shares of stock authorized;
   10 million shares of stock issued and outstanding                        78                 78                 10
Cumulative translation adjustments                                         825              1,830                235
Accumulated losses                                                     (18,503)           (43,530)            (5,581)
                                                              -----------------  -----------------  -----------------

Total stockholders' deficit                                            (17,600)           (41,622)            (5,336)
                                                              -----------------  -----------------  -----------------

Total liabilities and stockholders' deficit                            251,750            229,993             29,486
                                                              =================  =================  =================

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2006 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.





                         PHYSICAL SPA & FITNESS INC. AND SUBSIDIARIES
                         --------------------------------------------
                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   ---------------------------------------------------------
                                        (in thousands)


                                                                     Nine Months Ended September 30
                                                                     ------------------------------
                                                                       2005       2006       2006
                                                                     --------   --------   --------
                                                                       HK$        HK$         US$

Cash flows from operating activities:
Net loss                                                            (35,136)   (25,027)     (3,209)

Adjustments to reconcile net loss to net cash provided
  by operating activities:
    Minority interests                                               (1,155)       224          29
    Depreciation                                                     44,694     35,025       4,490
    Loss on disposal of property, plant and equipment                    20        109          14

Changes in working capital:
    Trade receivables                                                (3,130)       843         108
    Rental and utility deposits                                         198     (1,494)       (191)
    Prepayments and other current assets                             (2,832)      (317)        (41)
    Inventories                                                         (59)     1,790         229
    Trade and other payables                                        (10,254)    (6,182)       (792)
    Deferred income                                                  36,104     12,507       1,604
    Deferred liabilities                                             (3,951)    (2,380)       (305)
    Income taxes payable/recoverable                                    573        166          21
    Taxes other than income                                             409        104          13
                                                                    --------    --------   --------

Net cash provided by operating activities                            25,481     15,368       1,970
                                                                    --------    --------   --------

Cash flows from investing activities:
    Prepayments for construction-in-progress                           (422)        --          --
    Prepayments for additional investment in a subsidiary            (6,500)    (5,500)       (705)
    Acquisition of property, plant and equipment                    (13,017)    (7,047)       (903)
    Sales proceeds from disposal of marketable securities                --      1,540         197
    Sales proceeds from disposal of property, plant and equipment        18         12           2
Decrease (Increase) in collateralized bank deposits                   2,346     (1,268)       (163)
                                                                    --------    --------   --------

Net cash used in investing activities                               (17,575)   (12,263)     (1,572)
                                                                    --------    --------   --------

Cash flows from financing activities:
    Settlement of short-term bank loans                              (6,859)    (3,855)       (494)
    Proceeds from long-term bank loans                                   --        510          65
    Repayment of long-term bank loans                                  (638)      (190)        (24)
    Capital element of finance lease rental payments                   (811)      (397)        (51)
                                                                    --------    --------   --------

Net cash used in financing activities                                (8,308)    (3,932)       (504)
                                                                    --------    --------   --------

Net decrease in cash and cash equivalents                              (402)      (827)       (106)

Effect of exchange rate changes                                         (54)        33           4

Cash and cash equivalents at beginning of period                      1,625      2,484         319
                                                                    --------    --------   --------

Cash and cash equivalents at end of period                            1,169      1,690         217
                                                                    ========    ========   ========

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States
Dollars, at that rate on September 30, 2006 or at any other certain rate.

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

         The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. PREPARATION OF FINANCIAL STATEMENTS

         The Company had negative working capital of HK$136,335 and HK$128,123 as of December 31, 2005 and September 30, 2006 and incurred losses of HK$55,946 and HK$25,027 for the year ended December 31, 2005 and the nine months ended September 30, 2006 respectively. In addition, the Company had accumulated losses and deficit in stockholders' equity of HK$43,530 and HK$41,622 respectively as of September 30, 2006. These conditions raised substantial doubt about the Company's ability to continue as a going concern.

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

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         The FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The first step is recognition, whereby a determination is made whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is to measure a tax position that meets the recognition threshold to determine the amount of benefit to recognize. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company has not early adopted FIN 48 and management considers that the adoption of this FIN would not have significant impact on its financial statements.

         The FASB has published SFAS No. 157, "Fair Value Measurements", to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in generally accepted accounting principles that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

         SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company has not early adopted SFAS No. 157 and management considers that the adoption of this SFAS would not have significant impact on its financial statements.

         The FASB has published SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements.

         Application of SFAS No. 158 is as follows:
         Initial recognition of a defined benefit postretirement plan and related disclosure is required by (a) the end of the fiscal year ending after December 15, 2006, for employers with publicly traded securities, and (b) at the end of the fiscal year ending after June 15, 2007, for all other employers.

         Initial measurement of plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is required for fiscal years ending after December 15, 2008.

         Earlier application of the recognition or measurement date provisions is encouraged, but must be for all of an employer's benefit plans. Retrospective application is not permitted.

         The Company has not early adopted SFAS No. 158 and management considers that the adoption of this SFAS would not have significant impact on its financial statements.

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

         Information concerning consolidated operations by business segment is presented in the tables below:


         CONSOLIDATED OPERATIONS BY BUSINESS SEGMENT

                                                    THREE MONTHS ENDED SEPTEMBER 30      NINE MONTHS ENDED SEPTEMBER 30
                                                   ---------------------------------   ---------------------------------
                                                     2005        2006        2006        2005         2006        2006
                                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                      HK$         HK$         US$         HK$         HK$          US$

         Operating revenues
             - Physical fitness                      59,281      60,517       7,758     191,505     173,451      22,237
             - Beauty treatments                     48,248      47,070       6,035     147,944     153,899      19,731
             - Others                                   383         669          86       1,830       1,487         191
                                                   ---------   ---------   ---------   ---------   ---------   ---------

                                                    107,912     108,256      13,879     341,279     328,837      42,159
                                                   =========   =========   =========   =========   =========   =========

         Operating loss
             - Physical fitness                     (16,549)     (8,956)     (1,148)    (33,695)    (24,156)     (3,097)
             - Beauty treatments                     (2,633)     (5,311)       (681)     (1,939)     (2,190)       (281)
             - Others                                   425         669          85       1,837       1,487         191
                                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                    (18,757)    (13,598)     (1,744)    (33,797)    (24,859)     (3,187)

         Other income, net                              156         172          22         342       1,226         157
         Interest expenses                             (897)       (455)        (58)     (2,836)     (1,169)       (150)
         Provision for income taxes                      --          --          --          --          (1)         --
         Minority interests                             937         221          28       1,155        (224)        (29)
                                                   ---------   ---------   ---------   ---------   ---------   ---------
         Net loss                                   (18,561)    (13,660)     (1,752)    (35,136)    (25,027)     (3,209)
                                                   =========   =========   =========   =========   =========   =========

5. LONG-TERM BANK LOANS

         The Group had obtained additional long-term bank loans of HK$510 during the nine-month period ended September 30, 2006.

         During the period under review, the Group repaid HK$190 of its outstanding bank loans. The outstanding loan balances as of September 30, 2006 were analyzed as follows:

PRINCIPAL                     INTEREST RATE         MATURITY
   HK$        US$

   320        41            HK$ prime - 0.5%           2007
 ======     ======

Aggregate maturities of the long-term bank loans are as follows:

PRINCIPAL                    PAYABLE DURING THE FOLLOWING PERIODS
   HK$        US$

    84        11                          2006

   236        30                          2007

--------   --------
   320        41
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

         As of December 31, 2005 and September 30, 2006, the Company is potentially liable to make good in aggregate an amount of HK$13,833, of which an amount of HK$8,173 has been provided for in both balance sheet dates as Taxes Other Than Income and as Other Receivables in the liabilities and assets respectively. No further provision has been made for the difference and any potential amount of penalty which might be imposed. In this respect, the directors are of the opinion that the probability that such potential liabilities will be crystallized would be remote.


7. PREPAYMENTS FOR ADDITIONAL INVESTMENT IN A SUBSIDIARY

         As of December 31, 2005 and September 30, 2006, the Company had prepayments of HK$6,500 and HK$12,000 to a minority shareholder of a subsidiary for acquisition of its 7.4% equity interest in that subsidiary. The consideration is HK$12,000 and the transaction was completed in October 2006.


8. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                            THREE MONTHS ENDED SEPTEMBER 30      NINE MONTHS ENDED SEPTEMBER 30
                                           ---------------------------------   ---------------------------------
                                              2005        2006        2006        2005         2006        2006
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                               HK$         HK$         US$         HK$         HK$          US$
Cash paid (received) for:
    Interest expenses                          897         455         58         2,836        1,169        150
    Income taxes                               (69)       (142)       (18)         (573)        (166)       (21)
Non-cash operating, investing and financing
activities:
    Acquisition of property, plant and
    equipment under capital leases             572          --         --           572          846        108



9. COMPARATIVE INFORMATION

         Certain reclassifications have been made to the consolidated balance sheet as of December 31, 2005 and the consolidated statement of cash flows for the period ended September 30, 2005 to conform to the current period's presentation.

10. SUBSEQUENT EVENTS

         On October 31, 2006, the Company entered into two material definitive agreements, as follows: (a) a Share Exchange Agreement, dated October 31, 2006 (the "Share Exchange Agreement"), between the Company and Mr. Ngai Keung Luk, a majority shareholder and Chairman of the Company ("Mr. Luk"), pursuant to which Mr. Luk has agreed to transfer 100% of the shares which he owns of Ableforce International Limited, a British Virgin Islands corporation ("Ableforce"), to the Company in exchange for the issuance by the Company to Mr. Luk of a total of 15,328,070 shares of the Company's common stock, $.001 par value. Ableforce is primarily engaged in property investment in Hong Kong; and (b) a Disposal Agreement, dated October 31, 2006 (the "Disposal Agreement"), between the Company and Mr. Luk, pursuant to which the Company has agreed to transfer to Mr. Luk the sole outstanding common share of Physical Beauty & Fitness Holdings Limited, a British Virgin Islands corporation and wholly owned subsidiary of the Company ("Physical Beauty"), which is the holding company for subsidiaries that operate seventeen fitness and spa facilities located in Hong Kong and the People's Republic of China, including one facility in Macau. After the consummation of the transactions contemplated by the Disposal Agreement including the sale of the stock of Physical Beauty, the Company will no longer be engaged in the fitness and spa center business, and will own and operate residential apartments. It will change its name to Physical Property Holdings Inc.

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

Overview of Company's Business:

         The Company, through its predecessor companies and its subsidiaries, has been an established commercial operator of fitness and spa centers in Hong Kong and China since 1986. The Company currently operates seventeen facilities: thirteen in Hong Kong and four in China (including one in Macau). In addition, the Company is appointed by outside investors to manage two fitness and spa centers in Dalian and Shao Xing, China respectively. The Company also grants the use of the trade name to a third party for operating a fitness and spa center in Hangzhou, China. Management believes that the Company is one of the top providers of fitness facilities and spa and beauty treatment services in Hong Kong and China, with approximately 110,000 customers. The Company offers to its customers, at each location, access to a wide range of U.S.- styled fitness and spa services.

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


RESULTS OF OPERATIONS

                                                 Three Months Ended          Nine Months Ended
                                                     September 30               September 30
                                                 2005          2006           2005         2006
                                              -----------  -----------    -----------  -----------
Operating Revenues                              100.00%     100.00%           100.00%     100.00%

Total operating expenses                        117.38%     112.56%           109.90%     107.56%

Operating loss                                  (17.38%)    (12.56%)           (9.90%)     (7.56%)

Loss before income taxes and
minority interests                              (18.07%)    (12.82%)          (10.63%)     (7.54%)

Provision for income taxes                          --          --                --          --

Minority interests                                0.87%       0.20%             0.33%      (0.07%)

Net loss                                        (17.20%)    (12.62%)          (10.30%)     (7.61%)
                                             ===========  ===========       ===========  ==========


THREE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED).
--------------------------------------------------------------------------------

         OPERATING REVENUES. Operating revenues for the third quarter of 2006 totaled HK$108,256,000 (US$13,879,000) compared to HK$107,912,000
(US$13,835,000) of last year. This represented a slight increase of 0.3%.

         Fitness services which constituted 56% of total operating revenues, increased by 2% to HK$60,517,000 (US$7,758,000) in the third quarter of the year.

         Beauty services, being 43% of total operating revenues, decreased by 2% to HK$47,070,000 (US$6,035,000). This quarter has seen a weakening demand in the beauty industry.

         Operating revenues from others were HK$669,000 (US$86,000) in the third quarter which was mainly contributed by the management service fees from the franchisees.

         OPERATING EXPENSES. The Company's operating expenses totaled HK$121,854,000 (US$15,623,000), or 113% of operating revenues, for the third quarter of 2006, compared to HK$126,669,000 (US$16,240,000), or 117% of operating revenues, for the third quarter of 2005. This represented a decrease of HK$4,815,000 (US$617,000) mainly due to an effective cost control over the operating expenses, especially salaries which decreased by HK$3,859,000 (US$495,000). However, certain fixed costs remained high. In particular, rent and related expenses had increased from 39% to 41% of total operating revenues. Having regard to the continuous increase in the market rent, the Company will constantly evaluate the performance of each center to determine whether or not a renewal of tenancy upon expiration is justifiable.

         TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the third quarter of 2006 totaled HK$283,000 (US$36,000) compared to HK$741,000 (US$95,000) of 2005. This represented a decrease of 62% mainly due to lower interest expenses.

         PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the third quarter in view of the losses incurred.

         NET LOSS. The Company has suffered a net loss of HK$13,660,000 (US$1,752,000) for the third quarter of 2006, compared to a net loss of HK$18,561,000 (US$2,380,000) for 2005, representing a decrease of 26%. The management believes that the keen competition in the industry will continue to hinder the business growth. The Company will monitor the market development and seek other opportunities to maximize the benefit to its stockholders.


NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED).
----------------------------------------------------------------------------

         OPERATING REVENUES. Operating revenues for the first nine months of 2006 totaled HK$328,837,000 (US$42,159,000) compared to HK$341,279,000
(US$43,754,000) of last year. This represented a decrease of 4%, mainly due to keen competition especially in the fitness market.

         Fitness services which constituted 53% of total operating revenues, decreased by 9% to HK$173,451,000 (US$22,237,000) in the first nine months of the year.

         Beauty services, being 47% of total operating revenues, increased by 4% to HK$153,899,000 (US$19,731,000).

         OPERATING EXPENSES. The Company's operating expenses for the first nine months of the year totaled HK$353,696,000 (US$45,346,000) compared to last year's HK$375,076,000 (US$48,087,000), representing a decrease of HK$21,380,000
(US$2,741,000) or 6%. This included a cost reduction in salaries by HK$11,471,000 (US$1,471,000) and marketing expenses of HK$3,469,000
(US$445,000). The Company intends to continue the exercise of stringent control over staff headcount, usage of public utilities, and efficiency in marketing and promotional activities.

         TOTAL NON-OPERATING INCOME (EXPENSES). Total non-operating income for the first nine months of 2006 totaled HK$57,000 (US$7,000) compared to a non-operating expense of HK$2,494,000 (US$320,000) in 2005. This represented an increase of 102% reflecting a surplus of other income over the interest expenses.

         PROVISION FOR INCOME TAXES. Except for an adjustment of federal tax, no income taxes were provided for the first nine months of 2006 because of losses incurred.

         NET LOSS. The loss had narrowed to HK$25,027,000 (US$3,209,000) in the nine month ended September 30, 2006, compared to a net loss of HK$35,136,000 (US$4,505,000) of the same period last year. The keen competition has impacted adversely the business of the Company; however, the management is determined to provide value-for-money service to its customers for maintaining its market share in the last quarter of the year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions.

         Cash and cash equivalent balances as of September 30, 2006 and December 31, 2005 were HK$1,690,000 (US$217,000) and HK$2,484,000 (US$318,000).

         Net cash provided by operating activities were HK$25,481,000 (US$3,267,000) and HK$15,368,000 (US$1,970,000) for the nine-month periods ended September 30, 2005 and 2006, respectively. The Company's operating activities are historically financed by cash flows from operations.

         Net cash used in investing activities were HK$17,575,000 (US$2,253,000) and HK$12,263,000 (US$1,572,000) for the nine-month periods ended September 30, 2005 and 2006 respectively, primarily as a result of expenditures for property, plant and equipment. Total capital expenditures were as follows:

                                                               (in thousands)
                                                      Nine months ended September 30
                                                       2005        2006        2006
                                                     ---------   ---------   ---------
                                                        HK$         HK$         US$

Cash purchases of property, plant and equipment       13,017      7,047         903
Non-cash property, plant and equipment purchases
financed through capital lease obligations               572        846         108
                                                      ------     ------       -----

Total capital expenditures                            13,589      7,893       1,011
                                                      ======     ======       =====

         The following schedule reflects capital expenditures by type of expenditure:

                                                                (in thousands)
                                                       Nine months ended September 30
                                                       2005        2006        2006
                                                     ---------   ---------   ---------
                                                        HK$         HK$         US$

Capital expenditures for new center                     6,750        --          --
Captial expenditures for maintenance and updating
existing centers and corporate office                   6,839      7,893       1,011
                                                       ------     ------       -----

Total capital expenditures                             13,589      7,893       1,011
                                                       ======     ======       =====



         Net cash used in financing activities, which mainly include proceeds from bank loans, net interest and repayment, were HK$8,308,000 (US$1,065,000) and HK$3,932,000 (US$504,000) in the nine-month periods ended September 30, 2005 and 2006, respectively.

         During the nine-month period ended September 30, 2006, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material. The Company's long-term loan bears interest rate of 7.75% per annum. The total balance outstanding as of September 30, 2006 on such loan was HK$320,000 (US$41,000). The last repayment on the loan is due in 2007.

         During the nine-month period ended September 30, 2006, the Company had no material purchases of investments.

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

         The Company's trade receivable balance at September 30, 2006, was HK$12,124,000 (US$1,554,000). These trade receivables are mainly amounts due from major credible banks which do not have the history of credit risk.

         As disclosed in Note 2 to the financial statements, the Company had negative working capital of HK$128,123,000 (US$16,424,000) as of September 30, 2006 and incurred losses of HK$25,027,000 (US$3,209,000) for the period ended September 30, 2006. In addition, the Company had accumulated losses and deficit in stockholders' equity of HK$43,530,000 (US$5,581,000) and HK$41,622,000
(US$5,336,000) respectively as of September 30, 2006. These conditions raised substantial doubt about the Company's ability to continue as a going concern. In order to maintain it as a going concern, the management is seeking to procure additional funding from various sources. In addition, the Principal Stockholder has also undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern. Moreover, the negative working capital was mainly because of non-cash items including deferred income and deferred liabilities while the loss for the period was mainly attributable to the depreciation expense. Having excluded these non-cash items and taken into consideration the undertaking provided by the Principal Stockholder, the management believes that cash flow generated from the operations of the Company, the tight cost and cash flow control measures and the existing and additional credit facilities to be sought should be sufficient to satisfy the working capital and capital expenditure requirements of the Company for at least the next 12 months.

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

ITEM 4 - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of September 30, 2006, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the interim period ended September 30, 2006, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

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

         The Company filed a report on FORM 8-K on November 6, 2006 with respect to Item 1.01.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PHYSICAL SPA & FITNESS INC.
                                    (Registrant)


Date: November 13, 2006                  /s/ Ngai Keung Luk
                                    ------------------------------------
                                    Ngai Keung Luk,
                                    Chairman and Chief Executive Officer

Date: November 13, 2006                  /s/ Darrie Lam
                                    ------------------------------------
                                    Darrie Lam,
                                    Chief Financial Officer