Form 10-K
PHYSICAL SPA & FITNESS INC
filed 2007-04-16
CIK 1048055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from ____________ to ____________

Commission file number 026573

PHYSICAL SPA & FITNESS INC.
(Exact name of issuer in its charter)

DELAWARE	98-0203281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40/F., Tower One, Times Square,
No. 1 Matheson Street, Causeway Bay
Hong Kong Not applicable
(Address of principal executive offices) (Zip Code)

852 2917-0000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☐

State issuer's revenues for its most recent fiscal year: $56,343,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 27, 2007 was $857,821 based upon the average of the last available bid and asked price of the Common Stock of $0.25 as of February 27, 2007.

Indicate by check mark whether the registrant is an accelerated filer. Yes ☐ No ☒

The number of shares outstanding of the registrant's classes of common stock as of February 27, 2007: Common Stock, $.001 Par Value, 26,809,353 shares.

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

Physical Health Centre Hong Kong Limited, a Hong Kong corporation and a majority (98.8%) (increased from 91.4% in October 2006) owned subsidiary of the Company, operates the following centers in Hong Kong: Causeway Bay, Mei Foo (two centers) and Kowloon City. Another seven wholly owned subsidiaries of the Company, Physical Health Centre (Tsuen Wan) Limited, Physical Health Center (TST) Limited, Physical Health Centre (Tuen Mun) Limited, Physical Health Centre (E House) Limited, Physical Beauty Centre (Central) Limited, Physical Health Centre (Kornhill) Limited, and Physical Health Centre (Shatin) Limited respectively operates the Tsuen Wan Center, the Prestige Tower (Tsimshatsui) Center, the Sheraton Center, the Tuen Mun Center, the Elizabeth House Center, the Wing On Centre, the Kornhill Center, and the Shatin Center. All of these companies are Hong Kong corporations. Renaissance Beauty Centre is operated by Supreme Resources Limited, a Hong Kong corporation, which is a wholly-owned subsidiary of the Company.

Subsequent Event

On October 31, 2006, the Company entered into two material definitive agreements: (a) a Share Exchange Agreement (the “Share Exchange Agreement”) with Mr. Ngai Keung Luk, the Chairman, CEO, and a majority shareholder of the Company (“Mr. Luk”), pursuant to which Mr. Luk agreed to transfer 100% of the shares which he owned of Ableforce International Limited, a British Virgin Islands corporation (“Ableforce”), to the Company in exchange for the issuance by the Company to Mr. Luk of 12,000,000 shares of our common stock, $.001 par value, and the issuance of an additional 3,328,070 shares of common stock as the repayment of amounts due to Mr. Luk on Ableforce’s books and records as of September 30, 2006, or a total of 15,328,070 shares of common stock. Ableforce is primarily engaged in the real estate business in Hong Kong, and owns 5 residential apartments that it leases to tenants; and (b) a Disposal Agreement (the “Disposal Agreement”), with Mr. Luk, pursuant to which the Company agreed to transfer to Mr. Luk the sole outstanding common share of Physical Beauty & Fitness Holdings Limited, a British Virgin Islands corporation and wholly owned subsidiary of the Company (“Physical Limited”), which is a holding company for subsidiaries that operate fitness and spa centers located in Hong Kong and the People’s Republic of China (including one in Macau), in exchange for the indemnification of the Company by Mr. Luk for all liabilities associated with the operations and assets of Physical Limited. The transactions contemplated by the Share Exchange Agreement were consummated on February 5, 2007 and the transactions contemplated by the Disposal Agreement were consummated on February 27, 2007. As a result of the transactions contemplated by the Disposal Agreement, including the sale of the stock of Physical Limited, the Company is no longer engaged in the fitness and spa center business, and will own and operate residential apartments. Mr. Luk will continue to own 100% of the stock of Physical Limited and plans to continue to operate the spa and fitness centers. In addition, the Company changed its name to Physical Property Holdings Inc. on March 5, 2007. Reference is made to a Definitive Information Statement on Schedule 14C, which was filed with the Commission on February 2, 2007 for additional details concerning these matters.

Since the Company’s operations throughout fiscal 2006 included the spa and fitness businesses held by Physical Limited, this Annual Report on Form 10-K will fully report the results of such operations. However, as of the date of this filing, such operations have been transferred to Mr. Luk and the Company hereafter owns five residential apartment units and has a business plan which contemplates engaging in the residential real estate development business.

The Company's facilities in Shanghai, China are operated by a wholly owned foreign enterprise, Shanghai Physical Fitness & Beauty Centre Co., Ltd. ("Shanghai PRC"), which operates three centers in the city of Shanghai.

Since October, 2005, the Company ceased its operation in Dalian and commenced a license agreement with an independent investor for operating a new fitness and spa center in the city of Dalian.

In September, 2003, the Company signed a trademark license agreement with a third party for operating a fitness and spa center in Hangzhou, China which opened in April, 2004. Since May, 2005, the Company has agreed to grant the use of the trade name to the other party by receiving a lump sum license fee in lieu of a management fee. See Notes to Financial Statements (Note 16 "Other Supplemental Information").

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

The Company believes that it is one of the first companies to provide Western fitness and spa services in China. In 1994, the predecessor companies of Physical Beauty & Fitness Holdings Limited, a British Virgin Islands corporation, the holding company of the Company's subsidiaries, began a process of expansion into targeted market segments in China. In 1994, the Company opened the Company's first China operation in Huangpu, Shanghai, with a fitness center to provide fitness and spa treatment facilities. Another center of similar size was opened in Hongqiao, Shanghai in September 1995. The Huangpu and Hongqiao centers were respectively relocated to Lu Wan (October, 2002) and Xu Hui (March, 2001) with enhanced facilities. In February, 2005, a third center was opened in Huangpu, Shanghai. The Company's facilities in China are operated under the trade name "Physical", and the Company registered a servicemark under that name in Chinese language, which precludes others from the use of the same name. See "The Company's Business - Trademarks and Trade Names".

The Company's strategy for maintaining its strong presence in Hong Kong and China is to continue to provide existing and new customers with high quality services at an affordable price and by periodically upgrading the facilities as new developments and technology emerge in the industry. The Company's objective is to add new services and treatments to keep the Company current with market trends and to promote and enhance the Company's reputation of providing value-driven services to its customers. The Company places heavy emphasis on staff training which is supported by an in-house training department and on-going classes.

Unless the context requires otherwise, as used herein, any reference to the Company includes the Company's subsidiaries - Physical Beauty & Fitness Holdings Limited, Physical Health Centre Hong Kong Ltd., Regent Town Holdings Ltd., Supreme Resources Ltd., Physical Health Centre (Tuen Mun) Ltd., Zhongshan Physical Ladies' Club Co., Ltd., Ever Growth Ltd., Proline Holdings Ltd., Physical Health Centre (Shanghai) Limited, Shanghai Physical Fitness & Beauty Centre Co., Ltd., Jade Regal Holdings Ltd., Physical Health Centre( Dalian) Ltd., Dalian Physical Ladies' Club Co., Ltd., Star Perfection Holdings Ltd., Physical Health Centre (Shenzhen) Ltd., Shenzhen Physical Ladies' Club Co., Ltd., Physical Health Centre (Tsuen Wan) Limited, Physical Health Centre (Macau) Limited, Su Sec Pou Physical Health Centre (Macau) Limited, Physical Health Centre (TST) Limited, Physical Health Centre (E House) Limited, Physical Beauty Centre (Central) Limited, Physical Health Centre (Shatin) Limited, Physical Health Centre (Kornhill) Limited, Global Fitness Management Limited (formerly known as Physical Health Centre (Central) Limited) and Physical Fitness Centre (Tuen Mun) Limited.

See also "The Company's Business - Organization."

THE COMPANY'S BUSINESS

General

The Company's fitness and spa centers are located in or near urban areas in highly populated areas of Hong Kong and major metropolitan cities in China and most of them are operated under long-term leases. With the exception of Mei Foo fitness center, a portion of which is owned by the Company (see "Item 2. Properties"), the Company does not own the real property on which the centers are located, but owns the leasehold improvements and equipment with respect to each center. Generally, the Company's centers average 30,000 square feet and include a workout area for aerobic classes, a broad range of fitness equipment, changing room, shower room, sauna and steam facilities and a separate area devoted exclusively to professional spa and beauty treatment programs. Each center typically includes a laser TV room, health drink bar and sells a range of European beauty products and health food.

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

NAME OF COMPANY	DATE OF ACQUISITION / FORMATION	PLACE OF INCORPORATION	EQUITY INTEREST OWNED BY THE COMPANY		PRINCIPAL ACTIVITIES
			Direct	Indirect
Physical Beauty and Fitness Holdings Limited (“Physical Limited”)	March 8, 1996	BVI	100%	--	Investment holding

Ever Growth Limited (“Ever Growth”)	September 29, 1994	HK	--	100%	Property holding

Physical Health Centre (E House) Limited	December 1, 1998	HK	--	100%	Operate a fitness center in Hong Kong

Jade Regal Holdings Limited (“Jade Regal”)	March 15, 1996	BVI	--	100%	Investment holding

Physical Beauty Centre (Central) Limited**	September 14, 2001	HK	--	100%	Operating a beauty center in Hong Kong

Physical Fitness Centre (Tuen Mun) Limited**	April 20, 2006	HK	--	100%	Dormant

Physical Health Centre (Dalian) Limited ("Dalian Physical")	March 15, 1996	HK	--	100%	Investment holding

Physical Health Centre (Kornhill) Limited**	December 31, 2001	HK	--	100%	Operating a fitness and beauty center in Hong Kong

Physical Health Centre (Macau) Limited	March 21, 1997	HK	--	100%	Investment holding

Physical Health Centre (Shatin) Limited	May 30, 2001	HK	--	100%	Operating a fitness and beauty center in Hong Kong

Physical Health Centre (Shenzhen) Limited ("Shenzhen Physical")	April 15, 1996	HK	--	100%	Investment holding

Physical Health Centre (TST) Limited ("Physical TST")	November 18, 1998	HK	--	100%	Operating a fitness and beauty center in Hong Kong

Physical Health Centre (Tsuen Wan) Limited ("Physical Tsuen Wan")	September 8, 1997	HK	--	100%	Operating a fitness and beauty center in Hong Kong

Physical Health Centre (Tuen Mun) Limited	September 29, 1994	HK	--	100%	Operating a fitness center in Hong Kong

Physical Health Centre Hong Kong Limited ("Hong Kong Limited")	March 2, 1990	HK	--	98.8%	Operating 1 fitness and beauty center, 1 fitness center and 2 beauty centers in Hong Kong

Proline Holdings Limited ("Proline")	September 28, 1994	BVI	--	100%	Investment holding

Regent Town Holdings Limited ("Regent")	September 20, 1993	BVI	--	100%	Investment holding

Physical Health Centre (Shanghai) Limited ("Shanghai Physical")	September 28, 1994	HK	--	100%	Investment holding

Star Perfection Holdings Limited ("Star Perfection")	April 15, 1996	BVI	--	100%	Investment holding

Supreme Resources Limited ("Supreme")	September 29, 1994	HK	--	100%	Operating a beauty center in Hong Kong

Su Sec Pou Physical Health Centre (Macau), Limited	August 18, 1997	Macau	--	100%	Operating a fitness center in Macau

Global Fitness Management Limited (formerly known as Physical Health Centre(Central) Limited)**	August 9, 2002	HK	--	100%	Provision of management services

See also Notes to the Financial Statements.

The Company's organizational chart is set forth below.

ORGANIZATION CHART OF PHYSICAL SPA & FITNESS INC.

Physical Spa & Fitness Inc.
US
|
          |100%
|
Physical Beauty & Fitness
Holdings Limited
BVI
|
|
---|-----------|----------|----------|----------|----------|-----------|--------------|---------------|---------|----------|-------
   |100%*      |100%*     |100%      |100%      |98.80%    |100%*      |100%          |100%*          |100%*    |100%*     |100%*
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
             (E House)   Limited    Limited   Hong Kong  (Tsuen Wan)  Limited       (Tuen Mun)        (TST)                (Macau)
              Limited                          Limited     Limited                    Limited        Limited               Limited
    HK          HK         BVI        BVI        HK         HK          BVI            HK              HK         HK         HK
----------- ---------- ---------- ---------- ---------- ----------- ----------- -----------------  ----------  --------- -----------
   |           |          |          |          |          |           |                |            |          |          |
   |100%       |100%      |100%      |100%*     |100%      |100%       |100%*    100%---|---95%      |100%      |100%      |100%
Renaissance  Causeway   Proline    Physical     |        Tsuen Wan    Physical  Tuen Mun| Zhongshan   Tsim-     Property  Su Sec Pou
  Beauty      Bay       Holdings    Health      |                      Health           |   Joint     shatsui   in         Physical
  Center     -E House   Limited     Centre      |                      Centre           |  Venture   -Prestige  Mei Foo     Health
                                   (Dalian)     |                    (Shenzhen)                       Tower                 Centre
                                    Limited     |                     Limited                        -Sheraton             (Macau),
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
                       ----------    |        Kowloon City             |
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

** Physical Beauty Centre (Central) Limited, Physical Health Centre (Kornhill) Limited, Physical Health Centre (Shatin) Limited, Global Fitness Management Limited (formerly known as Physical Health Centre (Central) Limited), Physical Fitness Centre (Tuen Mun) Limited, Ever Growth Limited, Physical Health Centre (Macau) Limited and Su Sec Pou Physical Health Centre (Macau) Limited are not shown in the above chart.

OWNERSHIP STRUCTURES IN CHINA

The organizational structure of the Company's operations in China is set forth below.

NAME OF THE COMPANY	LOCATION	TYPE OF JOINT VENTURE	INTEREST OWNED BY THE COMPANY	TERM OF THE JOINT VENTURE	REGISTERED CAPITAL (AMOUNT IN THOUSANDS)	PROFIT SHARING

Shanghai Physical Fitness & Beauty Centre Co., Ltd. ("Shanghai PRC")	Lu Wan, Xu Hui, and Huangpu, Shanghai	N/A	100%	N/A	US$2,000	N/A
Dalian Physical Ladies’ Club Co., Ltd. (“Dalian Joint Venture”)	Dalian	Equity	90%	12 years	Rmb1,000 in cash and Rmb9,000 in form of fixed assets and renovation materials	Pro rata to equity interests
Shenshen Physical Ladies’ Club Co., Ltd. (“Shenshen Joint Venture”)	Shenshen	Co-operative	90%	10 years	HK$4,600 in form of cash and fixed assets	Pro rata to equity interests
Zhongshan Physical Ladies’ Club Co., Ltd. (“Zhongshan Joint Venture”)	Zhongshan	Co-operative	95%	10 years	US$500 in form of cash and fixed assets	Pro rata to equity interests

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

Since Shanghai PRC operates in China, it is subject to special considerations and significant risks not typically associated with investments in equity securities of the United States or Western European countries.

OVERVIEW OF THE COMPANY'S MARKETS

HONG KONG

FITNESS

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

See also "Competition."

CHINA

FITNESS

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

SPA

The Company noted that Western-styled spa and beauty treatments have become increasingly common and popular in China. Home-treatments, using cosmetics purchased in department stores, have also become very common. However, in the Management's opinion standards of skill and hygiene tend to be poor, as is the quality of products used, as compared to those provided by the Company's centers.

In the mid 1990's, several Hong Kong and Japanese companies set up spa/beauty centers of varieties of facilities. More and more internationally recognized skin care lines have also become available in department stores. Those department stores often hold in-house promotions to demonstrate their products and educate potential customers. It appears that the desire to own anything imported, including skin care products, is considered prestigious and is therefore highly desired by Chinese women. The Management noticed that the demand for "foreign" spa treatments and beauty salons, and imported products is high. The local and international media is introducing fitness and skin care news to a growing receptive audience. The Company believes that the demand for affordable, value-driven beauty and skin care has increased.

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

As mentioned above, the Company entered into a Share Exchange Agreement with Mr. Luk on October 31, 2006 and a Disposal Agreement with Mr. Luk on the same date. As a result of the transactions contemplated by these agreements, the Company is no longer engaged in the spa and fitness business and is pursuing a business plan of investing in residential real estate.

BUSINESS STRATEGY

The Company's strategy for most of 2006 was to grow through expansion of its fitness and spa facilities in Hong Kong and China, as well as to explore the opportunities for its fitness and spa services in other countries of Far East. As mentioned above, the Company entered into a Share Exchange Agreement with Mr. Luk on October 31, 2006 and a Disposal Agreement with Mr. Luk on the same date. As a result of the transactions contemplated by these agreements, the Company is no longer engaged in the spa and fitness business and is pursuing a business strategy of investing in residential real estate.

FITNESS

The centers emphasize the benefits of health, physical fitness and exercise by providing a wide range of exercise equipment from the United States and Europe including free-weights, strength systems and cardiovascular machines from manufacturers such as Life Fitness, Cybex, Flex, and Precor. The Company places a particular emphasis on the quality of its fitness managers and instructors by providing continuous training both in Hong Kong and overseas.

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

Under the plans, new customers are charged a non-refundable registration fee of HK$600 (US$77) upon admission and a monthly fee of HK$350 (US$45) to maintain their privileges. The Company from times to times is launching promotion at a waiver of the registration fee as well as discounted monthly dues. Customers are also provided on a monthly basis 10 aerobic coupons on complementary basis at Hong Kong locations. Any customer who attends additional classes has to purchase coupons at HK$15 (US$2) each. China locations include aerobics classes with monthly dues.

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

A key component of the Company's marketing strategy is to cluster numerous fitness centers in major media markets in order to increase the efficiency and cost effectiveness of its marketing and advertising programs. Advertising consists of (i) television and (ii) newspapers, magazines, leaflets, light box, and other promotional activities, which were accounted for approximately 10%, and 90%, respectively, of the Company's total advertising expenses in 2006.

The Company's sales and marketing programs emphasize the benefits of health, physical fitness and exercise by appealing to the public's desire to look and feel better. The success of the Company's marketing efforts is dependent upon the ability of its sales personnel to make effective personal presentations of the benefits of fitness training and beauty treatments to prospective customers. The Company believes that these presentations are enhanced by its well-equipped, attractive centers and its "value pricing" programs. The Company also conducts a variety of marketing efforts. The Company's executives and sales personnel attend trade shows and exhibitions, and sponsor seminars and TV programs throughout Hong Kong and China. The Company has introduced on-site aerobics shows, gymnasium instruction, and beauty consultation in the course of these activities.

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

COMPETITION

The Company targets primarily the middle market. There are very few establishments in this class which provide both fitness services and spa/beauty treatments. The closest competitor in the same category is Modern Beauty Salon with twenty-six outlets and a total customer base of 170,000.

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

In the opinion of the Company’s management, current competition is becoming keen as the fitness and spa industry has attained its growth stage with increased new entrants from both domestic and global market.

Trademarks and Trade Names

In July 1988, the Company and its predecessor began to market substantially all its fitness centers under the servicemark "Physical" thereby eliminating the prior practice of using a different trade name for each center. The Company registered a servicemark under its trade name "Physical" in Hong Kong and its Chinese equivalent name in China. In the opinion of the Company's trademark counsel in Hong Kong, the registration enables the mark to distinguish the Company's services from similar services of others. The servicemark gives the Company a priority over the use of the servicemark by others and the right to reject others from the use of the same name. In China, the Company has registered the name in Chinese language pursuant to the Chinese Trademark Law which provides the Company with protection of its name on a nation-wide basis and precludes others in China from using the same name as the Company's.

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

Employees

The Company has approximately 1,160 employees. Approximately 1,060 employees are involved in fitness and beauty operations, including sales personnel, instructors, beauticians, customer service attendants and supervisory personnel. Approximately 100 are administrative support personnel, including accounting, marketing, training and other services.

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

The Company's facilities are also subject to building and safety laws. The laws require a normal building inspection at the time of renovation of the facilities and/or fire safety inspection. Since the Company's facilities typically are a part of a large office building for which a license is granted, if the Company does not comply with all the regulations, the landlord would not be granted a license.

ITEM 2. PROPERTIES

Since December 20, 2001, the Company has maintained its executive and administrative office in Hong Kong at:

40/F., Tower One, Times Square,
No. 1 Matheson Street, Causeway Bay, HONG KONG
The telephone number of the Company in Hong Kong is (852) 2917-0000.

Aggregate rental expense was approximately HK$125.7 million (US$16 million), HK$123.3 million (US$16 million) and HK$135.4 million (US$17.4 million) for the year ended December 31, 2004, 2005 and 2006, respectively. The Company leases a number of properties under operating leases. Most of the leases run for an initial period with an option to renew upon the expiry of the original term. Lease payments are fixed for the initial period but will be adjusted to reflect the market rental for the renewal period.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the Company's fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDE MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock has been listed on the Bulletin Board of the NASDAQ's over-the-counter market under the symbol PFIT, since December 1996, but has been traded only sporadically. As of December 31, 2006, the 52-week trading range was between $0.07 to $0.25 per share. The last reported sale was in February, 2007 at $0.25 per share. The reported sporadic sales in the fiscal year 2006 are set forth below. Quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

Date	Open	High	Low	Close

Jan 2006	0.07	0.07	0.07	0.07
Feb 2006	0.07	0.90	0.07	0.15
Mar 2006	0.15	0.25	0.15	0.25
Apr 2006	0.25	0.25	0.18	0.18
Jun 2006	0.18	0.18	0.12	0.12
Sep 2006	0.18	0.18	0.15	0.18
Oct 2006	0.18	0.18	0.18	0.18
Nov 2006	0.18	0.20	0.18	0.20
Dec 2006	0.20	0.20	0.15	0.15
[SOURCE: Reuters]

As of December 31, 2006, there were approximately 600 record holders of the Company's Common Stock.

DIVIDEND POLICY

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES.

NONE.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

NONE.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. The following table summarizes certain selected financial data of the Company for the fiscal years ended December 31, 2002 through December 31, 2006. The data has been derived from Consolidated Financial Statements (audited) included in Item 8 of this Report.

Consolidated Statements of Operations Data
(Amounts in thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2002	2003	2004	2005	2006	2006
	HK$	HK$	HK$	HK$	HK$	US$

OPERATING REVENUES	413,744	439,511	503,564	444,416	439,477	56,343

OPERATING EXPENSES
Salaries and commissions	(139,740)	(156,181)	(162,450)	(161,910)	(149,483)	(19,164)
Rent and related expenses	(132,929)	(155,844)	(163,201)	(165,968)	(171,195)	(21,948)
Depreciation	(63,412)	(62,618)	(63,327)	(58,234)	(46,029)	(5,901)
Other selling and administrative expenses	(95,844)	(103,629)	(107,177)	(114,338)	(112,833)	(14,466)
Total operating expenses	(431,925)	(478,272)	(496,155)	(500,450)	(479,540)	(61,479)

(LOSS) INCOME FROM OPERATIONS	(18,181)	(38,761)	7,409	(56,034)	(40,063)	(5,136)

NON-OPERATING (EXPENSES) INCOME
Other income, net	418	553	596	678	2,964	380
Interest expenses	(5,645)	(7,329)	(6,108)	(3,646)	(1,880)	(241)
Total non-operating (expenses) income	(5,227)	(6,776)	(5,512)	(2,968)	1,084	139

(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS AND THE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(23,408)	(45,537)	1,897	(59,002)	(38,979)	(4,997)
(Provision) Benefit for income taxes	(834)	359	(568)	2,202	(1)	--

(LOSS) INCOME BEFORE MINORITY INTERESTS AND THE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(24,242)	(45,178)	1,329	(56,800)	(38,980)	(4,997)
Minority interests	147	210	65	854	495	63

NET (LOSS) INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(24,095)	(44,968)	1,394	(55,946)	(38,485)	(4,934)

Cumulative effect on prior year of deferral of sales rebates, net of income taxes and minority interests	3,857	--	--	--	--	--

NET (LOSS) INCOME	(20,238)	(44,968)	1,394	(55,946)	(38,485)	(4,934)

Net (loss) income per share	(2.02)	(4.50)	0.14	(5.59)	(3.71)	(0.48)

Weighted average number of shares of common stock outstanding	10,000,000	10,000,000	10,000,000	10,000,000	10,370,321	10,370,321

Balance Sheet Data
Current assets	55,597	64,225	55,182	74,464	76,266	9,776
Total assets	324,890	314,886	280,192	251,750	225,163	28,866
Current liabilities	209,239	250,694	206,567	204,299	194,361	24,918
Long-term obligations other than finance leases	22,252	11,772	638	--	536	69
Working capital	(153,642)	(186,469)	(151,385)	(129,835)	(118,095)	(15,142)
Obligations under finance leases-non current	5,032	716	--	119	114	15
Deferred taxation	4,593	2,746	2,202	--	--	--
Minority interests	7,285	7,230	7,010	6,156	452	58
Stockholders' equity (deficit)	81,256	36,289	37,682	(17,600)	(52,770)	(6,766)

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

In respect to fitness services, each customer will be charged a monthly due of HK$350 (US$45) for the usage of the fitness centers. During promotional period, discounts on the monthly dues will be offered to customers.

In respect to beauty services, the customers may purchase single treatment, or in packages of ten or more treatments, with quantity discounts available. There is a wide range of beauty treatments available at prices ranging from HK$400 (US$51) to HK$15,000 (US$1,923).

The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

	Years Ended December 31,
	2004	2005	2006

Operating revenues	100.00%	100.00%	100.00%

Total operating expenses	98.53%	112.61%	109.12%

Income (Loss) from operations	1.47%	(12.61%)	(9.12%

Income (Loss) before income taxes and minority interests	0.38%	(13.28%)	(8.87%)

(Provision) Benefit for income taxes	(0.11%)	0.50%	--

Minority interests	0.01%	0.19%	0.11%

Net income (loss)	0.28%	(12.59%)	(8.76%)

FISCAL YEAR ENDED DECEMBER 31, 2006 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2005

OPERATING REVENUES. Operating revenues for the fiscal year ended December 31, 2006 totaled HK$439,477,000 (US$56,343,000) compared to HK$444,416,000 (US$56,976,000) of last year. This represented a slight decrease of 1%.

Fitness services which constituted 53% of total operating revenues, decreased by 6% to HK$231,504,000 (US$29,680,000) in 2006.

Beauty services, being 47% of total operating revenues, increased by 5% to HK$206,187,000 (US$26,434,000).

This year has seen a gradual recovery in the beauty market whilst the fitness sector remains slack in demand.

Operating revenues derived from the Company's Hong Kong locations represented 85% of the Company's business, generating HK$371,524,000 (US$47,631,000) in the fiscal year ended December 31, 2006 as compared to HK$383,119,000 (US$49,118,000) or 86% of the Company's business in the fiscal year ended December 31, 2005. This represented a decrease of 3%.

Operating revenues derived from the Company's China locations generated HK$67,953,000 (US$8,712,000) in the fiscal year ended December 31, 2006, representing an increase of 11%, as compared to HK$61,297,000 (US$7,858,000) in the fiscal year ended December 31, 2005. The China operation represented 15% of total operating revenues in the fiscal year ended December 31, 2006 as compared to 14% in 2005.

Operating revenues from others were HK$1,786,000 (US$229,000) this year which was mainly contributed by the management service fees from the franchisees.

OPERATING EXPENSES. The Company's operating expenses totaled HK$479,540,000 (US$61,479,000), or 109% of operating revenues, for the fiscal year ended December 31, 2006, compared to HK$500,450,000 (US$64,160,000), or 113% of operating revenues, for the year of 2005. This represented a decrease of HK$20,910,000 (US$2,681,000) mainly due to an effective cost control over the operating expenses, especially salaries which decreased by HK$12,427,000 (US$1,593,000). However, certain fixed costs remained high. In particular, rent and related expenses had increased from 37% to 39% of total operating revenues. Having regard to the continuous increase in the market rent, the Company will constantly evaluate the performance of each center to determine whether or not a renewal of tenancy upon expiration is justifiable.

Operating expenses associated with the Company's Hong Kong locations were HK$406,487,000 (US$52,113,000) or 85% of total operating expenses in the fiscal year ended December 31, 2006, as compared to HK$421,040,000 (US$53,979,000) or 84% of total operating expenses in 2005. This represented a decrease of 2% from a small portion of variable costs decreasing as a result of lower revenues and therefore allowed room for tighter cost control over staff headcount, usage of public utilities, and efficiency in marketing and promotional activities.

Operating expenses associated with the Company's China locations were HK$73,053,000 (US$9,366,000) in the fiscal year ended December 31, 2006, representing a decrease of 10% as compared to HK$79,410,000 (US$10,181,000) in 2005. This was primarily due to closure of the Dalian center in September, 2005with a cost saving of HK$6,093,000 (US$781,000). Operating expenses in China represented 15% of total operating expenses in the fiscal year ended December 31, 2006, as compared to 16% in 2005.

TOTAL NON-OPERATING INCOME. Total non-operating income for the year of 2006 totaled HK$1,084,000 (US$139,000) compared to total non-operating expenses of HK$2,968,000 (US$380,000) for 2005. This represented an increase of137% mainly due to lower interest expenses.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the year in view of the losses incurred except that an adjustment of HK$1,000 (US$128) was made for the franchise tax incurred for the previous years.

NET LOSS. The Company has suffered a net loss of HK$38,485,000 (US$4,934,000) for the fiscal year ended December 31, 2006, compared to a net loss of HK$55,946,000 (US$7,173,000) for 2005, representing a decrease of 31%. The management believes that the keen competition in the industry will continue to hinder the business growth. The Company will monitor the market development and seek other opportunities to maximize the benefit to its stockholders.

FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004

OPERATING REVENUES. Operating revenues for the fiscal year ended December 31, 2005 totaled HK$444,416,000 (US$56,976,000) compared to HK$503,564,000 (US$64,559,000) for 2004. This represented a decrease of 12%, mainly due to keen competition especially in the fitness market.

Fitness services which constituted 55% of total operating revenues, dropped by 18% to HK$245,995,000 (US$31,538,000) in 2005. Since April, 2005, the Company has promoted a new life fitness plan at an average monthly fee of HK$83 (US$11). The Company expects to attract some of its existing customers to enroll in the new plan upon renewal, therefore initially lowering the revenues generated from other plans with higher monthly fees. Moreover, 2005 also saw increasing competition in the fitness market with close competitor (California Fitness) opening a new center (Jackie Chan Sport Club) in the same building of one of the Company's existing center.

Beauty services, being 44% of total operating revenues, dropped slightly by 3% to HK$196,304,000 (US$25,167,000) in 2005, due to the keen competition in the market that not only hinders price increment but also distracts customers to other service providers offering lower price than the Company.

Operating revenues derived from the Company's Hong Kong locations represented 86% of the Company's business, generating HK$383,119,000 (US$49,118,000) in the fiscal year ended December 31, 2005 as compared to HK$442,755,000 (US$56,763,000) or 88% of the Company's business in the fiscal year ended December 31, 2004. This represented a decrease of 13%.

Operating revenues derived from the Company's China locations generated HK$61,297,000 (US$7,858,000) in the fiscal year ended December 31, 2005, representing an increase of 1%, as compared to HK$60,809,000 (US$7,796,000). The China operation represented 14% of total operating revenues in the fiscal year ended December 31, 2005 as compared to 12% in 2004.

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

Operating expenses associated with the Company's China locations were HK$79,410,000 (US$10,181,000) in the fiscal year ended December 31, 2005, representing an increase of 13% as compared to HK$70,437,000 (US$9,030,000) in 2004 primarily due to additional expenses incurred by the enhanced facilities in Shanghai. Operating expenses in China represented 16% of total operating expenses in the fiscal year ended December 31, 2005, as compared to 14% in 2004.

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

NET LOSS. The Company had incurred a net loss of HK$55,946,000 (US$7,173,000) for the fiscal year ended December 31, 2005, compared to a net profit of HK$1,394,000 (US$179,000) for 2004. The keen competition has impacted adversely over the business of the Company; however, Management believes the industry as a whole will get momentum of growth in the light of economic rebound. In 2006, the Company will focus on strategies in how to maximize sales turnover in the medium to long run.

FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2003

OPERATING REVENUES. The Company's operating revenues increased 15% to HK$503,564,000 (US$64,559,000) in the fiscal year ended December 31, 2004 as compared to HK$439,511,000 (US$56,348,000) in 2003.

Operating revenues derived by the Company's fitness services increased 16% to HK$298,596,000 (US$38,282,000) compared to HK$258,015,000 (US$33,079,000) in 2003. Fitness revenues as a percentage of total revenues were 59% in 2004 and 2003.

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

OPERATING EXPENSES. The Company's operating expenses for the fiscal year ended December 31, 2004 totaled HK$496,155,000 (US$63,610,000) compared to HK$478,272,000 (US$61,317,000) in the fiscal year ended December 31, 2003, representing an increase of 4%. Total operating expenses, after taking into account all corporate expenses, were 99% of total operating revenue as compared to 109% in 2003. The ratio remained high reflecting steep running costs in a competitive environment.

Operating expenses associated with the Company's Hong Kong locations were HK$425,718,000 (US$54,580,000) in the fiscal year ended December 31, 2004, representing an increase of 2% as compared to HK$416,732,000 (US$53,427,000) in 2003. The increase was mainly due to the additional expenses incurred by the Citylink, Shatin Center which commenced its fitness operation in November, 2003. Hong Kong operating expenses represented 86% of total operating expenses in 2004, as compared to 87% in 2003.

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

NET INCOME (LOSS). The Company has recorded a net income of HK$1,394,000 (US$179,000) for the fiscal year ended December 31, 2004, compared to a net loss of HK$44,968,000 (US$5,765,000) for the fiscal year ended December 31, 2003, representing an increase of 103%. The improvement in the bottom line reflects the gradual pick-up of the business from the adverse economic situation. The Company also benefits from a comparison with a relatively low base in 2003 which saw a disastrous Severe Acute Respiratory Syndrome (SARS) outbreak in the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through cash generated from operations, short-term bank credit, long-term bank loans, advances from customers relating to prepaid fitness and spa income, and leasing arrangements with financial institutions. See Notes to Financial Statements. (Note 6 "Short-Term Bank Loans"; and Note 7 "Long-Term Bank Loans").

Cash and cash equivalent balances for the fiscal years ended December 31, 2006 and December 31, 2005 were HK$2,436,000 (US$312,000) and HK$2,484,000 (US$318,000) respectively.

Net cash provided by operating activities were HK$20,822,000 (US$2,669,000), HK$22,599,000 (US$2,897,000), and HK$54,777,000 (US$7,023,000) for fiscal years 2006, 2005, and 2004 respectively. The Company's operating activities are historically financed by cash flows from operations. Net cash used in investing activities were HK$18,647,000 (US$2,391,000), HK$14,075,000 (US$1,805,000), and HK$38,307,000 (US$4,912,000) for fiscal years 2006, 2005, and 2004 respectively, primarily as a result of expenditures for property, plant and equipment. Net cash used in financing activities, which mainly include bank loan repayments, net of proceeds from new bank loans, were HK$2,278,000 (US$292,000), HK$7,679,000 (US$984,000), and HK$16,650,000 (US$2,135,000) for fiscal years 2006, 2005, and 2004 respectively.

During the fiscal year ended December 31, 2006, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies.

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

The Company's trade receivable balance at December 31, 2006, was HK$19,067,000 (US$2,444,000) which is mainly due by banks for the installment program. The program allows the holders of credit cards issued by certain banks to purchase the Company's fitness and beauty services with the said cards and then enjoy the interest-free payment by installment arrangements with the banks. The Company offers credit terms varying from 7 days to 60 days to the banks for settlement of the full purchase amounts. The Company has never experienced any significant problems with collection of accounts receivable from its customers. No provision for doubtful receivables is therefore made for the year under review.

Capital expenditures for fiscal years 2006, 2005 and 2004 were HK$8,433,000 (US$1,081,000), HK$16,391,000 (US$2,102,000) and HK$27,066,000 (US$3,470,000), respectively.

As disclosed in Note 3 to the financial statements, the Company had negative working capital of HK$118,095,000 (US$15,142,000) and HK$129,835,000 (US$16,646,000) as of December 31, 2006 and 2005 and incurred losses of HK$38,485,000 (US$4,934,000) and HK$55,946,000 (US$7,173,000) for the years ended December 31, 2006 and 2005 respectively. In addition, the Company had accumulated losses and deficit in stockholders' equity of HK$56,988,000 (US$7,306,000) and HK$52,770,000 (US$6,766,000) respectively as of December 31, 2006. These conditions raised substantial doubt about the Company's ability to continue as a going concern. In order to maintain it as a going concern, the management is seeking to procure additional funding from various sources. In addition, the Principal Stockholder has also undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern. Moreover, the negative working capital was mainly because of non-cash items including deferred income and deferred liabilities while the loss for the year was mainly attributable to the depreciation expense. Having excluded these non-cash items and taken into consideration the undertaking provided by the Principal Stockholder, Management believes that cash flow generated from the operations of the Company, the tight cost and cash flow control measures and the existing and additional credit facilities to be sought should be sufficient to satisfy the working capital and capital expenditure requirements of the Company for at least the next 12 months.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company required to be included in Item 8 are set forth in the Financial Statements Index.

The financial statements begin at page F-1 and are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

(b) Management's Report on Internal Control over Financial Reporting.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2006. The Company's management has concluded that, as of December 31, 2006, its internal control over financial reporting is effective based on these criteria.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

The officers and directors of the Company, their ages and present positions held with the Company are as follows:

NAME	AGE	POSITIONS WITH THE COMPANY

Ngai Keung Luk	50	Chairman of the Board of Directors, Chief Executive Officer

Yuk Wah Ho	51	President and Director

Darrie Lam	43	Chief Financial Officer, Secretary and Director

Yat Ming Lam	49	Director

Allan Wah Chung Li	49	Director

The following is a brief summary of the background of each director, executive officer and key employees of the Company:

NGAI KEUNG LUK, CHIEF EXECUTIVE OFFICER, CHAIRMAN. Mr. Luk has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since October, 1996. He is the founder of its predecessor companies and has over twenty years' experience in the physical health service business. Mr. Luk was previously employed as a trader on the floor of the Hong Kong gold exchange. Mr. Luk is a controlling shareholder of the Company and owns beneficially approximately 70.11% of the Company's Common Stock.

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

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted a code of business conduct and ethics to guide all directors, officers and employees, a copy of which is attached as Exhibit 14 hereto.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We maintain a peer-based executive compensation program comprised of fixed and performance variable elements. The design and operation of the program reflect the following objectives:

-	Recruiting and retaining talented leadership.
-	Implementing measurable performance targets.
-	Correlating compensation directly with shareowner value.
-	Emphasizing performance based compensation, progressively weighted with seniority level.
-	Adherence to high ethical, safety and leadership standards.

Designing a Competitive Compensation Package

Recruitment and retention of leadership to manage our Company requires a competitive compensation package. Our Board of Directors emphasizes (i) fixed compensation elements of base salary that compare with our compensation peer group of companies, and (ii) variable compensation contingent on above-target performance. The compensation peer group consists of those companies in the Hong Kong S.A.R. which we deem to compete with our Company for executive talent. Individual compensation will vary depending on factors such as performance, job scope, abilities, tenure and retention risk.

Fixed Compensation

The principal element of fixed compensation not directly linked to performance targets is base salary. We target the value of fixed compensation generally at the median of our compensation peer group to facilitate a competitive recruitment and retention strategy.

Incentive Compensation

Our incentive compensation programs are linked directly to earnings growth, cash flow, and total shareowner return. Annual bonuses are tied to the current year’s performance of our company. Restrictive stock awards are tied to an individual’s success in exceeding targeted results set by management.

Employment Agreements

Our executives do not have the typical employment agreements that specify compensation or length of employment. These matters are left to the discretion of the Board of Directors and the employee. At present, there are no employment contracts with any of our executives.

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal years 2006, 2005 and 2004 by those persons who served as Chief Executive Officer and Chief Financial Officer, and any Named Executive Officer who received compensation in excess of $100,000 during such years.

SUMMARY COMPENSATION TABLE (US$)

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation (3)	Nonqualified Deferred Compensation	All Other Compensation (4)	Total

Ngai Keung Luk, CEO, Chairman	2006 2005 2004	140,000 140,000 --	64,100 -- --	-- -- --	-- -- --	-- -- --	-- -- --	198,700 195,400 207,000	402,800 335,400 207,000

Darrie Lam, CFO	2006 2005 2004	63,360 63,360 63,360	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	63,360 63,360 63,360

Yuk Wah Ho, President, COO	2006 2005 2004	230,800 227,400 98,000	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	4,700 1,800 --	235,500 229,200 98,000

(1) No officers received or will receive any bonus or other annual compensation other than salaries during fiscal year 2006, other than stated above. Management believes that the value of other non-cash benefits and compensation distributed to executive officers of the Company individually or as a group during fiscal year 2006 did not exceed the lesser of US$50,000 or ten percent of such officers' individual cash compensation or, with respect to the group, US$50,000 times the number of persons in the group or ten percent of the group's aggregate cash compensation.

(2) Bonus awarded based on performance.

(3) No officers received or will receive any long term incentive plan (LTIP) payouts or other payouts during fiscal year 2006.

(4) Other compensation for Mr. Luk included an allowance of HK$1,200,000 (US$154,000) for the fiscal years 2006 and 2005, and HK$960,000 (US$123,000) for fiscal year 2004, being fair market rent of the living accommodation provided to Mr. Luk. See also "Certain Relationships and Related Transactions".

COMPENSATION OF DIRECTORS

The Company reimburses each Director for reasonable expenses (such as travel and out-of-pocket expenses) in attending meetings of the Board of Directors. Directors are not separately compensated for their services as Directors.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROLARRANGEMENTS

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2006 the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted. Unless otherwise indicated, the address for each stockholder is 40/F., Tower One, Times Square, No. 1 Matheson Street, Causeway Bay, Hong Kong.

DIRECTORS, OFFICERS AND 5% STOCKHOLDERS

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)	PERCENTAGE BENEFICIALLY OWNED (2)

NGAI KEUNG LUK (3)	8,050,001	70.11%
YUK WAH HO, PRESIDENT (4)	8,050,001	70.11%
DARRIE LAM, CHIEF FINANCIAL OFFICER	0	0.00%
YAT MING LAM, DIRECTOR	0	0.00%
ALLAN WAH CHUNG LI, DIRECTOR	0	0.00%

ALL OFFICERS AND DIRECTORS AS A GROUP (5 PERSONS)(3)	8,050,001	70.11%

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

(2) Based upon 11,481,283 shares of Common Stock outstanding.

(3) Mr. Luk pledged 1,500,000 shares of Common Stock for the loans received from the Company under that certain Pledge Agreement dated September 30, 1997.

(4) Ms. Ho is the wife of Ngai Keung Luk. Accordingly Ms. Ho is the beneficial owner of shares owned by Mr. Luk under Rule 13d-3 of the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company made certain advances to Mr. Luk, the Company's Chief Executive Officer and the Chairman of its Board of Directors, during the years. The balance due to the Company and its subsidiaries at December 31, 2006 was HK$9,480,000 (US$1,215,000). Under an agreement with the Company, Mr. Luk has pledged 1,500,000 shares of the Company stock as collateral. See Note 13 to Financial Statements.

Mr. Luk received a monthly allowance of HK$100,000 (US$12,821) for the fiscal year 2006 for his living accommodations. Such allowance represents the fair market rent of the property owned by a company which is controlled by Mr. Luk. See also "Management - Compensation".

The Company had the transactions with related companies as provided in the Financial Statements, Note 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

Audit Fees: The Company paid Moores Rowland Mazars $87,692 in the year 2006 and $84,615 in the year 2005, in connection with the annual audit and to review the quarterly filings made on form 10-Q.

Audit Related Fees: NONE.

Tax Fees: NONE.

All Other Fees: NONE.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

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
3.6   Amended By-Laws of Physical Spa & Fitness Inc.
10.7         Repayment Agreement between the Company and Ngai Keung Luk*
10.8         Pledge Agreement between the Company and Ngai Keung Luk*
10.9         1997 Stock Option Plan and form of Stock Option Agreement*
14    Code of Ethics***
16    Letter on changes in certifying accountant**
21    Subsidiaries of the Registrant
23    Consent of Moores Rowland Mazars, Independent Auditors

* Filed with the Commission as exhibit to the Registration Statement or amendments to the Registration Statement.
** Filed with the Commission as exhibit 16 to Form 8-K.
*** Filed herewith.

(b) Reports on Form 8-K

On November 6, 2006, we filed a Form 8-K with the Commission to report our entry into a Share Exchange Agreement and a Disposal Agreement, both dated as of October 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 16, 2007.

PHYSICAL SPA & FITNESS INC.

By:	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ngai Keung Luk	Chairman and Chief Executive Officer	Date: 4/16/07
Ngai Keung Luk	(Principal Executive Officer)

/s/ Yuk Wah Ho	President and Director	Date: 4/16/07
Yuk Wah Ho

/s/ Darrie Lam	Chief Financial Officer, Secretary and Director	Date: 4/16/07
Darrie Lam	(Principal Accounting and Financial Officer)

/s/ Yat Ming Lam	Director	Date: 4/16/07
Yat Ming Lam

/s/ Allan Wah Chung Li	Director	Date: 4/16/07
Allan Wah Chung Li

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Physical Spa & Fitness Inc.

We have audited the accompanying consolidated balance sheets of Physical Spa & Fitness Inc. (a Delaware Corporation) and its subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of its operations and cash flows for each of the three years in the period ended December 31, 2006 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 (c) to the financial statements, the Company had a negative working capital and capital deficiency as of December 31, 2006 and incurred loss for the year then ended, which raised substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 (c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As disclosed in Note 22 to the financial statements, two material definitive agreements were entered into and consummated by the Company subsequent to the balance sheet date, which caused substantial changes to the Company’s structure and changed the principal activities from fitness and spa businesses to properties investments. The financial statements do not include any adjustment and we consider appropriate disclosures have been made in this respect.

Moores Rowland Mazars
Chartered Accountants
Certified Public Accountants
Hong Kong

Date: April 16, 2007

Physical Spa & Fitness Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)

			Year ended December 31
			2006	2006	2005	2004
	Note		US$	HK$	HK$	HK$

Operating revenues			56,343	439,477	444,416	503,564

Operating expenses
Salaries and commissions			(19,164)	(149,483)	(161,910)	(162,450)
Rent and related expenses			(21,948)	(171,195)	(165,968)	(163,201)
Depreciation			(5,901)	(46,029)	(58,234)	(63,327)
Other selling and administrative expenses			(14,466)	(112,833)	(114,338)	(107,177)
Total operating expenses			(61,479)	(479,540)	(500,450)	(496,155)

(Loss) Income from operations			(5,136)	(40,063)	(56,034)	7,409

Non-operating income (expenses)
Other income, net			380	2,964	678	596
Interest expenses			(241)	(1,880)	(3,646)	(6,108)
Total non-operating income (expenses)			139	1,084	(2,968)	(5,512)

(Loss) Income before income taxes and minority interests			(4,997)	(38,979)	(59,002)	1,897

(Provision) Benefit for income taxes	8(a	)	--	(1)	2,202	(568)

(Loss) Income before minority interests			(4,997)	(38,980)	(56,800)	1,329

Minority interests			63	495	854	65

Net (loss) income			(4,934)	(38,485)	(55,946)	1,394

Other comprehensive income (loss), net of tax
- Foreign currency translation			159	1,237	664	(1)

Comprehensive (loss) income			(4,775)	(37,248)	(55,282)	1,393

(Loss) Earnings per share of common stock - Basic			(0.48)	(3.71)	(5.59)	0.14

Weighted average number of shares of common stock outstanding			10,370,321	10,370,321	10,000,000	10,000,000

The financial statements should be read in conjunction with the accompanying notes.

Physical Spa & Fitness Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
	Note		As of December 31
			2006	2006	2005
ASSETS			US$	HK$	HK$

Current assets
Cash and bank balances			312	2,436	2,484
Marketable securities, collateralized	4		224	1,750	1,540
Trade receivables			2,444	19,067	12,925
Other receivables	8(b	)	1,076	8,396	8,173
Rental and utility deposits			4,225	32,956	31,486
Prepayments to vendors and suppliers and other current assets			866	6,753	11,235
Inventories	3(d	)	361	2,814	4,492
Income taxes recoverable			268	2,094	2,129
Total current assets			9,776	76,266	74,464

Marketable securities, collateralized	4		127	990	2,740
Bank deposits, collateralized			1,352	10,543	9,213
Due from a stockholder	13(b	)	1,215	9,480	9,480
Property, plant and equipment, net	5		15,525	121,093	155,853
Goodwill, net	14		871	6,791	-
Total assets			28,866	225,163	251,750

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Short-term bank loans	6		791	6,170	8,415
Long-term bank loans - current portion	7		56	436	-
Trade payables			369	2,878	3,669
Other payables	9		6,475	50,507	46,404
Obligations under capital leases - current portion	10		73	568	286
Deferred income - current portion			15,936	124,301	135,008
Deferred liabilities - current portion			211	1,649	2,795
Income taxes payable			32	248	141
Taxes other than income	8(b	)	975	7,604	7,581
Total current liabilities			24,918	194,361	204,299

Deferred income - non-current portion			10,059	78,463	52,878
Deferred liabilities - non-current portion			569	4,443	5,898
Obligations under capital leases - non-current portion	10		15	114	119
Long-term bank loans - non-current portion	7		13	100	--
Minority interests			58	452	6,156

Commitments and contingencies	8(b) & 11

Stockholders' deficit
Common stock, par value of US$0.001 each, 100 million shares of stock authorized; 11,481,283 (2005: 10,000,000) million shares of stock issued and outstanding	12		11	90	78
Additional paid-in capital			265	2,066	--
Accumulated other comprehensive losses			264	2,062	825
Accumulated losses			(7,306)	(56,988)	(18,503)
Total stockholders’ deficit			(6,766)	(52,770)	(17,600)

Total liabilities and stockholders' deficit			28,866	225,163	251,750

The financial statements should be read in conjunction with the accompanying notes.

Physical Spa & Fitness Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands, except share and per share data)

	Year ended December 31
	2006	2006	2005	2004
	US$	HK$	HK$	HK$
Cash flows from operating activities:
Net (loss) income	(4,934)	(38,485)	(55,946)	1,394

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Minority interests	(63)	(495)	(854)	(65)
Depreciation	5,901	46,029	58,234	63,327
(Gain) Loss on disposal of property, plant and equipment	(152)	(1,187)	3,694	631
Changes in working capital:
Trade receivables	(786)	(6,128)	(8,915)	4,932
Deposits, prepayments and other current assets	667	5,201	(8,363)	5,740
Inventories	215	1,678	1,381	(1,881)
Trade and other payables	379	2,954	(10,844)	(31,660)
Deferred income	1,772	13,819	51,396	16,434
Deferred liabilities	(334)	(2,601)	(5,035)	(3,973)
Income taxes payable (recoverable)	18	142	(161)	561
Taxes other than income	(14)	(105)	214	(119)
Deferred taxation	--	--	(2,202)	(544)
Net cash provided by operating activities	2,669	20,822	22,599	54,777

Cash flows from investing activities:
Prepayments for construction-in-progress	--	--	--	(11,835)
Acquisition of property, plant and equipment	(1,081)	(8,433)	(16,391)	(27,066)
Acquisition of marketable securities	--	--	--	(990)
Sales proceeds from disposal of marketable securities	197	1,540	--	--
Sales proceeds from disposal of property, plant and equipment	202	1,576	6	3
(Increase) Decrease in bank deposits, collateralized	(171)	(1,330)	2,310	1,580
Due from a stockholder	--	--	--	1
Acquisition of minority shareholder’s interest in a subsidiary	(1,538)	(12,000)	--	--
Net cash used in investing activities	(2,391)	(18,647)	(14,075)	(38,307)

Cash flows from financing activities:
Settlement of short-term bank loans	(288)	(2,245)	(6,968)	(4,700)
Proceeds from short-term bank loans	--	--	810	4,700
Proceeds from long-term bank loans	104	810	--	--
Repayment of long-term bank loans	(35)	(274)	(638)	(11,134)
Capital element of capital lease rental payments	(73)	(569)	(883)	(5,516)
Net cash used in financing activities	(292)	(2,278)	(7,679)	(16,650)

Net (decrease) increase in cash and cash equivalents	(14)	(103)	845	(180)

Cash and cash equivalents at beginning of year	318	2,484	1,625	1,806

Effect of exchange rate changes on cash	8	55	14	(1)

Cash and cash equivalents at end of year, represented by cash and bank balances	312	2,436	2,484	1,625

The financial statements should be read in conjunction with the accompanying notes.

Physical Spa & Fitness Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

	Common stock		Additional paid-in capital	Accumulated profits (losses)	Accumulated other comprehensive losses	Total
	Number	HK$	HK$	HK$	HK$	HK$	US$

Balance as of January 1, 2004	10,000,000	78	--	36,049	162	36,289	4,653

Net income	--	--	--	1,394	--	1,394	179
Foreign currency translation adjustment	--	--	--	--	(1)	(1)	--

Balance as of December 31, 2004	10,000,000	78	--	37,443	161	37,682	4,832

Net loss	--	--		(55,946)	--	(55,946)	(7,173)
Foreign currency translation adjustment	--	--		-	664	664	84

Balance (Deficit) as of December 31, 2005	10,000,000	78	--	(18,503)	825	(17,600)	(2,257)

Common stock issued for consultancy services at prices of HK$1.4 per share (see note 12)	1,481,283	12	2,066	--	--	2,078	266
Net loss	--	--	--	(38,485)	--	(38,485)	(4,934)
Foreign currency translation adjustment	--	--	--	--	1,237	1,237	159

Balance (Deficit) as of December 31, 2006	11,481,283	90	2,066	(56,988)	2,062	(52,770)	(6,766)

The financial statements should be read in conjunction with the accompanying notes.

Physical Spa & Fitness Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Physical Spa & Fitness Inc. (“Physical”) was incorporated on September 21, 1988 under the laws of the United States of America. Physical was incorporated with authorized share capital of 100 million common stocks with par value of US$0.001 each. 70% of Physical’s issued and outstanding common stocks were held by a stockholder (the "Principal Stockholder"). Physical is a U.S. public company listed on the National Association of Securities Dealers Automated Quotations Over-the-Counter Bulletin Board.

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

Physical, Physical Holdings and the Operating Subsidiaries are collectively referred to as the “Company”.

2. BASIS OF PRESENTATION

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The financial statements are presented in Hong Kong dollars which is the Company’s functional currency because the Company’s operations are primarily located in Hong Kong. For illustrative purposes, the exchange rate adopted for the presentation of financial information as of and for the year ended December 31, 2006 has been made at HK$7.8 to US$1.00. No representation is made that the HK$ amount could have been, or could be, converted into United States Dollars at that rate on December 31, 2006 or at any other date.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Principles of consolidation
The consolidated financial statements include the financial information of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

b) Goodwill
Goodwill represents the excess of cost over fair value of acquired net assets and is subject to annual impairment test. As part of an ongoing review of the valuation of goodwill, management assesses the fair value of the reporting units to determine if changes in facts and circumstances suggest that they may be impaired. If this review indicates that the goodwill is not recoverable, as determined by a discounted cash flow analysis, the carrying value of the Company's goodwill would be reduced accordingly.

c) Preparation of financial statements

The Company had negative working capital of HK$118,095 and HK$129,835 as of December 31, 2006 and 2005 and incurred losses of HK$38,485 and HK$55,946 for the years ended December 31, 2006 and 2005 respectively. In addition, the Company had accumulated losses and deficit in stockholders’ equity of HK$56,988 and HK$52,770 respectively as of December 31, 2006. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon attaining profitable operations in the future, exercising tight cost and cash flow controls measures, and obtaining additional banking facilities and adequate finance as and when required. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Principal Stockholder has undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern. In addition, the negative working capital as of December 31, 2006 was mainly because of the non-cash items including deferred income and deferred liabilities of HK$124,301 and HK$1,649 respectively while the loss for the year then ended was mainly attributable to the depreciation expense of HK$46,029. Having excluded these non-cash items and taken into consideration the undertaking provided by the Principal Stockholder, management believes that the Company will be able to settle its liabilities when they come due.

The Company’s operations throughout the year ended December 31, 2006 included the fitness and spa center business held by Physical Holdings and its operating subsidiaries. Subsequent to the balance sheet date, such operations have been transferred to the Principal Stockholder and Physical hereafter owns five residential apartment units and has a business plan which contemplates engaging in the residential real estate development business. As stated in the pro forma condensed consolidated balance sheet as of December 31, 2006 in note 22, Physical would have net assets and net current assets of HK$4,045 and HK$206 respectively if the transfer of businesses had been completed as of December 31, 2006. As a result, the financial statements have been prepared in conformity with the principles applicable to a going concern.

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

g) Trade receivables

Trade receivables are recorded at original invoice amount. Trade credit is generally granted on a short-term basis, thus trade receivables do not bear interest. Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible amounts. No such allowance was made as of December 31, 2006 and 2005 as there were no uncollectible amounts for the two years then ended. The Company generally does not require collateral for trade receivables.

h) Cash equivalents

The Company considers all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents.

i) Revenue recognition

Revenue represents service income in connection with the provision of physical fitness and beauty treatment services and other related income, net of the related sales tax, if any, and management fee income from the fitness centers operated by third parties in the PRC, under franchises of the Company. The non-refundable admission fee is recognized as revenue over a seven-month period which is the estimated duration. Monthly dues, service income and other related income are recognized as revenue when services are rendered. Life membership fee is recognized as income over the estimated service period of twenty years. Management fee income under franchising agreement is recognised on a straight-line basis over the period of the agreement.

j) Deferred income

Deferred income represents unamortized non-refundable admission fees and service fees billed but for which the related services, or portion of the services, have not yet been rendered by the balance sheet date.

k) Capital leases

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

o) Foreign currency translation

The Company maintains its accounting books and records in Hong Kong Dollars ("HK$"), except for a PRC subsidiary and a Macau subsidiary which maintain their accounting books and records in RMB and Macau Pataca, respectively. Foreign currency transactions during the year are translated to HK$ at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at year end are translated at the approximate rates of exchange ruling at the balance sheet date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statements of operations.

On consolidation, the financial statements of the PRC subsidiary and the Macau subsidiary are translated into HK$ using the closing rate method, whereby the balance sheet items are translated into HK$ using the exchange rates at the respective balance sheet dates. The share capital and accumulated (losses) profits are translated at exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year.

All exchange differences arising on consolidation are recorded within equity.

p) Related parties

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

q) Comprehensive income

The Company reports comprehensive income in accordance with SFAS No. 130 “Reporting Comprehensive Income.” Accumulated other comprehensive income (loss) represents exchange translation adjustments and is included in the stockholders’ equity section of the balance sheet.

r) (Loss) Earnings per share

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

s) Uses of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual amounts could differ from those estimates.

t) Advertising and marketing costs

All advertising and marketing costs are expensed off in the period in which those costs are incurred or the first time the advertising takes place.

u) New accounting pronouncements

In July 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 will have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, the application of this statement may change the current practice for fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company does not expect the adoption of SFAS 159 will have a material impact on its financial statements.

4. MARKETABLE SECURITIES, COLLATERALIZED

The balance represents available-for-sale unlisted capital guaranteed funds made up of debt and equity securities. As of the balance sheet dates, as the cost approximated to the estimated fair value, no gain or loss was recognized. These securities have been pledged to banks to secure general banking facilities granted to the subsidiaries. Maturity information of the marketable securities is set out below:

	As of December 31
	2006	2006	2005
	US$	HK$	HK$

Within one year	224	1,750	1,540
Over one year but not exceeding two years	--	--	1,750
Over two years but not exceeding five years	127	990	990

	351	2,740	4,280

5. PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31,
	2006	2006	2005
	US$	HK$	HK$

Land and buildings	327	2,550	3,148
Leasehold improvements	25,200	196,564	194,320
Machinery and equipment	28,534	222,570	216,090
Furniture and fixtures	7,912	61,713	61,252
Computers	1,035	8,070	8,275
Motor vehicles	537	4,184	4,184

	63,545	495,651	487,269
Less: Accumulated depreciation	(48,020)	(374,558)	(331,416)

Net book value	15,525	121,093	155,853

As of December 31, 2006 and 2005, the cost and accumulated depreciation of property, plant and equipment held under capital leases amounted to approximately HK$1,925 (2005: HK$716) and HK$480 (2005: HK$96) respectively.

6.	SHORT-TERM BANK LOANS

The short-term bank loans are collateralized and repayable within one year. Please refer to Note 7 for details of collateral for such facilities.

Supplemental information with respect to the short-term bank loans was as follows:

	Year ended December 31
	2006	2006	2005

Maximum amount outstanding during the year	US$1,079	HK$8,415	HK$14,473

Average amount outstanding during the year	US$513	HK$4,005	HK$8,746

Weighted average interest rate at the end of the year	8%	8%	11%

Weighted average interest rate during the year	9%	9%	11%

7. LONG-TERM BANK LOANS

The Company obtained various lines of credit under banking facilities which aggregated HK$15,904 as of December 31, 2006 (2005: HK$18,444) from creditworthy commercial banks in Hong Kong to finance its operations. These banking facilities were collateralized by certain of the assets of the Company, its related companies and the Principal Stockholder and his spouse. As of December 31, 2006, the loans consisted of the following:

Maturity	Interest rate	Principal
		US$	HK$

Within one year	HK$ prime - 0.5%	30	236
Serially from 2007 to 2008	7.2%	39	300

		69	536

Aggregate maturities of the long-term bank loans are as follows:

Payables during the	Principal
following periods	US$	HK$

2007	56	436
2008	13	100
	69	536

The collateral of the short-term and long-term bank loans include:

1.	leasehold property in Hong Kong with a net book value of HK$1,866 (2005: HK$1,932);
2.	fixed deposits of HK$10,543 (2005: HK$9,213);
3.	leasehold property in Hong Kong owned by Silver Policy Development Limited (“Silver Policy”), a company owned by the Principal Stockholder and his spouse;
4.	personal guarantees from the Principal Stockholder and his spouse of HK$8,000 (2005: HK$8,000);
5.	marketable securities as stated in Note 4;
6.	unlimited corporate guarantees provided by Silver Policy and Mighty System Limited, a company owned by the Principal Stockholder.

8. INCOME TAXES

The Company’ subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they are domiciled and operates. In the opinion of management, any undistributed earnings of the Company will be reinvested indefinitely.

Income tax (expenses) benefits were comprised of the following:

	Year ended December 31
	2006	2006	2005	2004
	US$	HK$	HK$	HK$

Current taxes	--	(1)	--	(1,112)
Deferred taxes	--	--	2,202	544

(Provision) Benefits for income taxes	--	(1)	2,202	(568)

Reconciliation to the expected statutory tax rate in Hong Kong of 17.5% (2005: 17.5% and 2004: 17.5%) is as follows:

	Year ended December 31,
	2006	2005	2004
	%	%	%

Statutory rate	17 .5	17 .5	17.5
Difference in tax rates in the countries that the Company operates	(0.4)	3.0	(48.6)
Valuation allowance in respect of net operating losses	(6.0)	(18.4)	(74.0)
Valuation allowance in respect of temporary differences	(11.1)	1.1	132.0
Others	--	0.5	3.0

Effective rate	--	3.7	29.9

(a) Recognized deferred tax assets (liabilities) comprised of the following:

	As of December 31
	2006	2006	2005
	US$	HK$	HK$

Taxable temporary differences in respect of property, plant and equipment	(400)	(3,120)	(9,297)
Deductible temporary differences in respect of property, plant and equipment	1,385	10,806	7,860
Operating losses carry forward	3,213	25,062	31,490
Valuation allowance (Note)	(4,198)	(32,748)	(30,053)

Net deferred tax liabilities	--	--	--

Note: Valuation allowance was made for deferred tax assets in certain Hong Kong subsidiaries as it is more likely than not that the assets will not be realized. The net change in valuation allowance for the year ended December 31, 2006 was a decrease of HK$2,695 (US$346).

An adjustment to US federal tax of HK$1 (2005: HK$Nil and 2004: HK$Nil) has been provided for during the year.

Since the Hong Kong subsidiaries have incurred losses for Hong Kong profits tax purposes, no provision for current tax has been made for the years ended December 31, 2006 and 2005. For the year ended December 31, 2004, Hong Kong profits tax has been provided on those profitable subsidiaries at the rate of 17.5%. As of December 31, 2006 and 2005, the Company has operating losses carry forward in respect of Hong Kong subsidiaries of HK$121,515 and HK$98,557 respectively. The operating losses have no expiry date under the current tax legislation.

Since the PRC subsidiary has sustained losses for PRC income tax purposes, the Company has not recorded any PRC income tax expense. PRC income tax in the future will be calculated at the applicable rate relevant to the PRC subsidiary which is currently 33%. As of December 31, 2006 and 2005, the Company has operating losses carry forward in respect of the PRC subsidiary of HK$31,051 and HK$38,070 respectively. The operating losses of the PRC subsidiary will expire five years after the losses were incurred.

As the fitness centre operated in Macau has incurred a loss for taxation purposes for the period, the Company has not recorded any Macau income tax expense. Macau profits tax is currently charged at sliding rates with a maximum rate of 12% on assessable profits. As of December 31, 2006 and 2005, the Company has operating losses carry forward in respect of the fitness centre operated in Macau of HK$10,305 and HK$13,995 respectively. The operating losses of the Macau centre will expire three years after the losses were incurred.

(b) The Company imported beauty products from suppliers in Hong Kong into the PRC for beauty treatment and sale to its customers. Under the prevailing PRC rules and regulations governing imports into the PRC, the Company is required to make import declarations and to pay various taxes including, inter alia, customs duty, consumption tax and value-added tax, on such imports. The Company faced further penalty, additional to the original amount of taxes payable, ranging from 50% to 500% of the original amount of taxes payable, had the Company been found in breach of any of such rules and regulations.

Since the Company commenced its business operation in the PRC, the Company has not made any import declaration nor paid any of the taxes due for such imports. The directors have represented that the suppliers have undertaken to the Company that they would reimburse the Company for such payments had such payments been found necessary.

As of the balance sheet date, the Company was potentially liable to make good in aggregate an amount of HK$14,056 (2005: HK$13,833), of which an amount of HK$8,396 (2005: HK$8,173) has been provided for as “Taxes other than income” and as “Other receivables” in the liabilities and assets respectively. No further provision has been made for the difference which amounted to HK$5,660 (2005: HK$5,660) and any potential amount of penalty which might be imposed. In this respect, the directors are of the opinion that the probability that such potential liabilities will be crystallized would be remote.

As also stated in Note 13(c) to the financial statements, the Principal Stockholder has undertaken to indemnify the Company against any contingent liabilities including tax liabilities and claims that may result from the operating activities of the Company in Hong Kong, the PRC and elsewhere occurring prior to the balance sheet date. Had any payments been found necessary, the payments made by the Principal Stockholder will be recorded as expenses in the Company’s financial statements with a corresponding credit to contributed (paid-in) capital in accordance with the stipulations as mentioned in the Staff Accounting Bulletin Topic 5-T.

9. OTHER PAYABLES

	As of December 31
	2006	2006	2005
	US$	HK$	HK$

Accrued rental and related expenses	1,523	11,881	18,563
Accrued salaries, commissions and related expenses	2,046	15,957	15,731
Accrued capital expenditures	73	567	538
Deposits received	300	2,341	762
Accrued advertising expenses	381	2,973	1,356
Management fees received in advance	577	4,500	240
Other creditors	1,575	12,288	9,214

	6,475	50,507	46,404

10.	OBLIGATIONS UNDER CAPITAL LEASES

The Company leases certain equipments under capital leases. Interest is charged on the outstanding balances at rates ranging from 7.0% to 9.5% per annum. The scheduled future minimum lease payments were as follows:

	As of December 31
	2006	2006	2005
	US$	HK$	HK$
Payable during the following periods:
Within one year	77	602	309
Over one year but not exceeding two years	15	115	121

Total minimum lease payments	92	717	430

Less: Amount representing interest	(4)	(35)	(25)

Present value of net minimum lease payments	88	682	405

11.	COMMITMENTS

Capital expenditure commitments

	As of December 31
	2006	2006	2005
	US$	HK$	HK$

Contracted but not provided for net of deposit paid	40	312	1,168

Commitments under operating leases

The Company had outstanding commitments not provided for under non-cancelable operating leases in respect of land and buildings, the portion of these commitments payable in the following periods is as follows:

	As of December 31
	2006	2006	2005
	US$	HK$	HK$

Payable during the following periods:
Within one year	13,644	106,427	95,678
Over one year but not exceeding two years	7,471	58,271	64,600
Over two years but not exceeding three years	3,495	27,259	39,292
Over three years but not exceeding four years	2,970	23,162	25,197
Over fours years but not exceeding five years	2,887	22,520	22,591
Thereafter	11,557	90,146	110,631

Total operating lease commitments	42,024	327,785	357,989

12. COMMON STOCK

On October 20, 2006, the Company issued in aggregate 1,481,283 shares of common stock of par value US$0.001 per share to three business consultants pursuant to the business consulting agreements entered into by the Company with each of the business consultants. The amount of the compensation expenses of approximately HK$2,078, being the fair value of the shares issued, is being recognised over the service period of the contracts. No expense was charged to the statement of income during the year ended December 31, 2006.

13. RELATED PARTY TRANSACTIONS

The Company had the following transactions with related parties:

(a)		Year ended December 31
		2006	2006	2005	2004
	Note	US$	HK$	HK$	HK$
Rental and related expenses of a director's quarter	(i)	190	1,480	1,524	1,614
Purchase of beauty equipment and beauty products	(ii)	170	1,325	--	--
Purchase of health food	(ii)	--	--	31	400
Handling fee income for sale of properties	(iii)	--	--	191	-

(i)
The rental of a director’s quarter is payable to related companies, Mighty System Limited and Good Partner Limited, which has been included in “Other selling and administrative expenses” in the consolidated statements of operations.

(ii)
The purchases of beauty equipment, beauty products and health food were made from a related company, Williluck International Limited, which have been included in “Other selling and administrative expenses” in the consolidated statements of operations.

(iii)	The handling fee income is received from a related company, Alpha Sun Limited, in assisting for the sale of properties owned by Alpha Sun Limited.

The Principal Stockholder of the Company has beneficial interests in the aforementioned related companies or the stockholder of the related companies are close family member of the Principal Stockholder.

(b) The balance due from the Principal Stockholder to the Company as of December 31, 2006 was HK$9,480 (2005: HK$9,480). Under an agreement with the Company, the Principal Stockholder has pledged 1,500,000 shares of the Company’s stock as collateral, which had a market value of HK$1,755 as of December 31, 2006.

(c) The Principal Stockholder has undertaken to indemnify the Company against any contingent liabilities including tax liabilities and claims that may result from the operating activities of the Company in Hong Kong, the PRC and elsewhere occurring prior to the balance sheet date. He has also undertaken to indemnify the Company against any loss that may arise from non-recovery of advances made to certain unrelated parties amounted to HK$4,314 (2005: HK$1,650), which have been included in “Other receivables”.

14. GOODWILL, NET

As of December 31, 2006, goodwill is attributed to the acquisition of a minority shareholder’s interest in a subsidiary.

	Year ended December 31,
	2006	2006	2005
	US$	HK$	HK$

Addition during the year and carrying value, end of year	871	6,791	--

15.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year ended December 31
	2006	2006	2005	2004
	US$	HK$	HK$	HK$
Non-cash operating, investing and financing activities:
Acquisition of property, plant & equipment under capital leases	108	846	572	--
Common stocks issued for services	266	2,078	--	--

Cash (received) paid for:
Interest expenses	241	1,880	3,646	6,108
Income taxes	(18)	(142)	161	551

16.	OTHER SUPPLEMENTAL INFORMATION

The following items are included in the consolidated statements of operations:

			Year ended December 31
			2006	2006	2005
	Note		US$	HK$	HK$
Interest expenses on:
Capital leases			9	68	259
Overdrafts and bank loans			49	383	650
Others			183	1,429	2,737
Interest income	(a	)	58	450	171
Gain on disposal of property, plant and equipment	(a	)	152	1,187	-
Sales taxes	(b	)	211	1,646	1,431
Advertising and marketing expenses	(c	)	2,629	20,510	19,885
Rental expenses under operating leases			17,354	135,362	123,323
Management fee income	(d	)	228	1,777	1,822
Auditors’ remuneration			88	684	686
Directors’ emoluments			638	4,978	4,404

(a)	Interest income and gain on disposal of property, plant and equipment are included in “Other income, net” in the consolidated statements of operations.
(b)	Sales taxes are deducted from “Operating revenues” in the consolidated statements of operations.
(c)	Advertising and marketing expenses are included in “Other selling and administrative expenses” in the consolidated statements of operations.
(d)
Management fee income is included under “Operating revenue” in the consolidated statements of operations. The fee is earned from fitness centers operated by third parties in the PRC, under franchises of the Company.

17. RETIREMENT PLAN

The Company operates a Mandatory Provident Fund (“MPF”) plan for its Hong Kong employees. The assets of the MPF plan are held separately from those of the Company in a provident fund managed by independent trustee. The pension expenses charged to the consolidated statements of operations amounted to HK$5,827, HK$6,703 and HK$6,414 for the years ended December 31, 2006, 2005 and 2004 respectively.

18. STOCK OPTION PLAN

The Company has a Stock Option Plan (the “Plan”) which was adopted by the Company’s stockholders and its Board of Directors on April 23, 1997. Under the Plan, the Company may issue incentive stock options, non-qualified options, restricted stock grants, and stock appreciation rights to selected directors, officers, advisors and employees of the Company. A total of 500,000 shares of Common Stock of the Company are reserved for issuance under the Plan. Stock options may be granted as non-qualified or incentive options. Incentive stock options may not be granted at a price less than the fair market value of the stock as of the date of grant while non-qualified stock options may not be granted at a price less than 85% of the fair market value of the stock as of the date of grant. The plan will be administered by an option committee which is to be composed of two or more disinterested directors of the Board of Directors (the “Committee”). The option can be exercised during a period of time fixed by the Committee subject to the condition that no option may be exercised ten years after the date of grant or three years after death or disability, whichever is later. As of the date of this report, no stock options have been granted by the Company under the Plan.

19. OPERATING RISKS

a) Concentration of suppliers

The Company purchases beauty products from a number of suppliers. Details of individual suppliers also accounted for more than 10% of the Company’s purchases are as follows:

	Year ended December 31
	2006	2005	2004
	%	%	%

William Pharmaceutical Agency	--	--	11
Kaydex Trading Ltd.	50	28	27
Kingstar International Trading Limited	12	13	13
The Me Group (International) Limited	--	11	--

b) Concentration of credit risk

None of the sales to the customers accounted for more than 10% of the Company’s turnover for the three years ended December 31, 2006, 2005 and 2004.

20. REPORT ON SEGMENT INFORMATION

The Company’s operations are classified into two reportable business segments: provision of physical fitness and beauty treatment services. Each separately managed segment offers different products requiring different marketing and distribution strategies.

Information concerning consolidated operations by business segment and geographic area is presented in the tables below and on the following pages:

Consolidated operations by business segment

	Year ended December 31
	2006	2006	2005	2004
	US$	HK$	HK$	HK$
Operating revenues
- Physical fitness	29,680	231,504	245,995	298,596
- Beauty treatments	26,434	206,187	196,304	203,000
- Others	229	1,786	2,117	1,968

	56,343	439,477	444,416	503,564

Operating (loss) profit
- Physical fitness	(4,555)	(35,533)	(50,528)	(5,482)
- Beauty treatments	(810)	(6,317)	(7,262)	11,283
- Others	229	1,787	1,756	1,608
Other income, net	380	2,964	678	596
Interest expenses	(241)	(1,880)	(3,646)	(6,108)
(Provision) Benefit for income taxes
- Physical fitness	--	--	1,948	(3,170)
- Beauty treatments	--	--	320	2,141
- Others	--	(1)	(66)	461
Minority interests	63	495	854	65

Net (loss) income	(4,934)	(38,485)	(55,946)	1,394

Depreciation
- Physical fitness	3,385	29,912	40,097	47,047
- Beauty treatments	2,066	16,117	18,137	16,280

	5,901	46,029	58,234	63,327

Total assets
- Physical fitness	18,763	165,856	173,708	207,342
- Beauty treatments	10,103	89,307	78,042	72,850

	28,866	255,163	251,750	280,192

Property, plant and equipment additions
- Physical fitness	419	3,267	7,599	6,953
- Beauty treatments	662	5,166	8,792	19,808

	1,081	8,433	16,391	26,761

Consolidated operations by geographic area

	Year ended December 31,
	2006	2006	2005	2004
	US$	HK$	HK$	HK$

Operating revenues
Hong Kong	47,631	371,525	383,119	442,755
PRC	8,712	67,952	61,297	60,809
	56,343	439,477	444,416	503,564

Operating (loss) profit
Hong Kong	(4,351)	(33,943)	(34,454)	16,855
PRC	(400)	(3,112)	(18,017)	(9,433)

Interest income	58	450	171	80
Interest expenses	(241)	(1,880)	(3,646)	(6,108)
Net (loss) income	(4,934)	(38,485)	(55,946)	1,394

Segment assets
Hong Kong	18,586	144,968	164,652	190,370
PRC	10,280	80,195	87,098	89,822
	28,866	225,163	251,750	280,192

21. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

2006
	Quarter
	First	Second	Third	Fourth	Total
	HK$	HK$	HK$	HK$	HK$

Operating revenues	109,388	111,193	108,256	110,640	439,477
Operating expenses	(115,044)	(116,798)	(121,854)	(125,844)	(479,540)

Loss from operations	(5,656)	(5,605)	(13,598)	(15,204)	(40,063)
Non-operating income (expenses)	36	304	(283)	1,027	1,084

Loss before income taxes and minority interests	(5,620)	(5,301)	(13,881)	(14,177)	(38,979)
Provision for income taxes	--	(1)	--	--	(1)
Minority interests	(493)	48	221	719	495

Net loss	(6,113)	(5,254)	(13,660)	(13,458)	(38,485)

Loss per share of common stock
- Basic	(0.61)	(0.53)	(1.37)	(1.17)	(3.71)

2005
	Quarter
	First	Second	Third	Fourth	Total
	HK$	HK$	HK$	HK$	HK$

Operating revenues	119,894	113,473	107,912	103,137	444,416
Operating expenses	(124,202)	(124,205)	(126,669)	(125,374)	(500,450)

Loss from operations	(4,308)	(10,732)	(18,757)	(22,237)	(56,034)
Non-operating expenses	(1,139)	(614)	(741)	(474)	(2,968)

Loss before income taxes and minority interests	(5,447)	(11,346)	(19,498)	(22,711)	(59,002)
(Provision) Benefit for income taxes	(188)	188	-	2,202	2,202
Minority interests	145	73	937	(301)	854

Net loss	(5,490)	(11,085)	(18,561)	(20,810)	(55,946)

Loss per share of common stock
- Basic	(0.55)	(1.11)	(1.85)	(2.08)	(5.59)

22. SUBSEQUENT EVENT

On October 31, 2006, Physical entered into two material definitive agreements as follows:

(a)
a Share Exchange Agreement with the Principal Stockholder pursuant to which the Principal Stockholder agreed to transfer 100% of the shares which he owned of Ableforce International Limited, a BVI corporation (“Ableforce”), to Physical in exchange for the issuance by Physical to him of 12,000,000 shares of the common stock, $0.001 par value, and the issuance of an additional 3,328,070 shares of common stock as the repayment of amounts due to him on Ableforce’s books and records as of September 30, 2006 or a total of 15,328,070 shares of common stock. Ableforce is primarily engaged in the real estate business in Hong Kong, and owns 5 residential apartments that it leases to tenants.

(b)
a Disposal Agreement with the Principal Stockholder pursuant to which Physical agreed to transfer to him the sole outstanding common share of Physical Holdings in exchange for the indemnification of Physical by the Principal Stockholder for all liabilities associated with the operations and assets of Physical Holdings.

The transactions contemplated by the Share Exchange Agreement were consummated on February 5, 2007 and the transactions contemplated by the Disposal Agreement were consummated on February 27, 2007. As a result of the transactions contemplated by the Disposal Agreement, including the sale of the stock of Physical Holdings, Physical no longer is engaged in the fitness and spa center business, and will own and operate residential apartments. In addition, Physical changed its name to Physical Property Holdings Inc. on March 5, 2007.

Pro forma condensed consolidated balance sheet as of December 31, 2006 is as follows:

	Historical	Acquisition of Ableforce	Repayment of amount due to Mr. Luk	Disposal of Physical Holdings and its operating subsidiaries	Pro forma
	(i)	(ii)	(iii)	(iv)
	HK$	HK$	HK$	HK$	HK$	US$
ASSETS
Current assets	76,266	27	--	(74,185)	2,108	269
Non-current assets	148,897	11,494	--	(148,897)	11,494	1,474
Total assets	225,163	11,521	--	(223,082)	13,602	1,743

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities	194,361	6,234	(4,660)	(194,033)	1,902	244
Non-current liabilities	83,572	7,655	--	(83,572)	7,655	981
Total stockholders’ (deficit) equity	(52,770)	(2,368)	4,660	54,523	4,045	518
Total liabilities and stockholders’ equity (deficit)	225,163	11,521	--	(223,082)	13,602	1,743

(i)
The column reflects the historical results of operations and financial position of the Company. The amounts are based on the audited consolidated financial statements of the Company for the year ended December 31, 2006.

(ii)
The column reflects the acquisition of Ableforce by Physical. The amounts are based on the historical results of operations and the historical financial position of Ableforce and its subsidiary, Good Partner Limited.

(iii)	The column reflects the repayment of amount due to Mr. Luk as recorded in the books and record of Ableforce.

(iv)	The column reflects the disposal of Physical Holdings. The amounts are based on the historical results of operations and the historical financial position of Physical Holdings and its subsidiaries.