Form 10-Q
period 2007-05-18
PHYSICAL SPA & FITNESS INC
filed 2007-05-21
CIK 1048055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b - 2 of the Exchange Act)
Yes ☐No ☒

Commission File Number 0-26573

PHYSICAL PROPERTY HOLDINGS INC.
(Exact name of Registrant as specified in its charter)

Delaware	98-0203281
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

40/F Tower One, Times Square
No. 1 Matheson Street, Causeway Bay
Hong Kong
(Address of principal executive offices)

(011) (852) 2917-0000
(Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: March 31, 2007, 26,809,353 shares.

PHYSICAL PROPERTY HOLDINGS INC.
Form 10-Q for the period ended March 31, 2007

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

		Three months ended March 31
	Note	2006	2007	2007
		HK$	HK$	US$

Continuing Operations
Operating Revenues
Rental income		193	170	22
Total operating revenues		193	170	22

Operating Expenses
Rent and related expenses		(31)	(31)	(4)
Depreciation		(71)	(71)	(9)
Other selling and administrative expenses		(48)	(15)	(2)
Total operating expenses		(150)	(117)	(15)

Profit from operations		43	53	7

Non-operating expenses
Interest expenses		(144)	(122)	(16)
Total non-operating expenses		(144)	(122)	(16)

Loss before income taxes		(101)	(69)	(9)

Provision for income taxes		--	--	--

Loss from continuing operations		(101)	(69)	(9)

Discontinued Operations
Net (loss) profit attributable to discontinued operations (including gain on disposal of subsidiaries of HK$65,234 (2006: Nil))	3	(6,113)	56,585	7,254
Net (loss) profit and total comprehensive (loss) income		(6,214)	56,516	7,245

(Loss) Profit per share of common stock		(0.62)	3.41	0.44

Weighted average number of shares of common stock outstanding (in thousands)		10,000	16,591	16,591

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2007 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

		As of
	Note	December 31, 2006	March 31, 2007 (Unaudited)
		HK$	HK$	US$

ASSETS

Current assets
Cash and bank balances		2,436	31	4
Marketable securities, collateralized		1,750	--	--
Trade receivables		19,067	--	--
Other receivables		8,396	18	2
Rental and utility deposits		32,983	9	1
Prepayments to vendors and suppliers and other current assets		6,753	2,078	266
Inventories		2,814	--	--
Income taxes recoverable		2,094	--	--
Total current assets		76,293	2,136	273

Marketable securities, collateralized		990	--	--
Bank deposits, collateralized		10,543	--	--
Due from a stockholder		4,557	--	--
Property, plant and equipment, net of accumulated depreciation of HK$284 as of March 31, 2007 (2006: HK$343,370)		124,157	3,046	391
Goodwill, net		6,791	--	--
Lease premium for land, net		8,430	8,378	1,074

Total assets		231,761	13,560	1,738

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Short-term bank loans		6,170	--	--
Long-term bank loans - current portion	4	1,536	1,088	139
Due to a stockholder		--	848	109
Trade payables		2,878	--	--
Other payables		50,718	235	30
Obligations under capital leases - current portion		568	--	--
Deferred income - current portion		124,301	--	--
Deferred liabilities - current portion		1,649	--	--
Income taxes payable		248	--	--
Taxes other than income		7,604	--	--
Total current liabilities		195,672	2,171	278

Deferred income - non-current portion		78,463	--	--
Deferred liabilities - non-current portion		4,443	--	--
Obligations under capital leases - non-current portion		114	--	--
Long-term bank loans - non-current portion	4	7,755	7,413	950
Minority interests		452	--	--

Stockholders' (deficit) equity
Common stock, par value US$0.001 each, 100 million shares of stock authorized; 26,809,353 (2006: 11,481,283) shares of stock issued and outstanding		90	210	27
Additional paid-in capital		2,066	6,606	847
Accumulated other comprehensive losses		2,062	--	--
Accumulated losses		(59,356)	(2,840)	(364)
Total stockholders' (deficit) equity		(55,138)	3,976	510

Total liabilities and stockholders' (deficit) equity		231,761	13,560	1,738

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2007 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		Three Months Ended March 31
	Note	2006	2007	2007
		HK$	HK$	US$

Cash flows from operating activities
Net (loss) profit		(6,214)	56,516	7,245
Adjustments to reconcile net (loss) profit to net cash provided by operating activities:
Minority interests		493	7	1
Depreciation		12,885	7,142	916
Gain on disposal of property, plant and equipment		(2)	--	--
Gain on disposal of subsidiaries		--	(65,234)	(8,363)
Changes in working capital:
Trade and other receivables		5,043	(1,743)	(223)
Deposits, prepayments and other current assets		(3,384)	661	85
Inventories		361	166	21
Trade and other payables		(15,335)	(9,926)	(1,273)
Deferred income		19,597	17,849	2,288
Deferred liabilities		(1,368)	(338)	(43)
Income taxes payable/recoverable		--	773	99
Taxes other than income		(261)	(310)	(40)
Net cash provided by operating activities		11,815	5,563	713

Cash flows from investing activities
Acquisition of property, plant and equipment		(2,663)	(904)	(116)
Sales proceeds from disposal of marketable securities		1,540	--	--
Sales proceeds from disposal of property, plant and equipment		3	--	--
Disposal of subsidiaries	6	--	(3,911)	(501)
Increase in bank deposit, collateralized		(1,139)	(28)	(4)
Due from a stockholder		374	(2,446)	(314)
Net cash used in investing activities		(1,885)	(7,289)	(935)

Cash flows from financing activities
Settlement of short-term bank loans		(7,903)	(66)	(8)
Proceeds from long-term bank loans		510	--	--
Repayment of long-term bank loans		(272)	(346)	(44)
Capital element of capital lease rental payments		(72)	(267)	(34)
Net cash used in financing activities		(7,737)	(679)	(86)

Net increase (decrease) in cash and cash equivalents		2,193	(2,405)	(308)

Cash and cash equivalents at beginning of period		2,443	2,436	312

Cash and cash equivalents at end of period		4,636	31	4

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2007 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Physical Property Holdings Inc. ("the Company") (formerly known as Physical Spa & Fitness Inc.) and the subsidiaries that it controls. The Company, through its subsidiaries, engaged in the real estate business by holding five residential apartments in Hong Kong. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

On October 31, 2006, the Company entered into two material definitive agreements: (a) a Share Exchange Agreement (the “Share Exchange Agreement”) with Mr. Ngai Keung Luk, the Chairman, CEO, and a majority shareholder of the Company (“Mr. Luk”), pursuant to which Mr. Luk agreed to transfer 100% of the shares which he owned of Ableforce International Limited, a British Virgin Islands corporation (“Ableforce”), to the Company in exchange for the issuance by the Company to Mr. Luk of 12,000,000 shares of our common stock, $0.001 par value, and the issuance of an additional 3,328,070 shares of common stock as the repayment of amounts due to Mr. Luk on Ableforce’s books and records as of September 30, 2006, or a total of 15,328,070 shares of common stock. Ableforce is primarily engaged in the real estate business in Hong Kong, and through Good Partner Limited, its wholly-owned subsidiary, owns five residential apartments that it leases to tenants; and (b) a Disposal Agreement (the “Disposal Agreement”), with Mr. Luk, pursuant to which the Company agreed to transfer to Mr. Luk the sole outstanding common share of Physical Beauty & Fitness Holdings Limited, a British Virgin Islands corporation and wholly owned subsidiary of the Company (“Physical Limited”), which is a holding company for subsidiaries that operate fitness and spa centers located in Hong Kong and the People’s Republic of China (including one in Macau), in exchange for the indemnification of the Company by Mr. Luk for all liabilities associated with the operations and assets of Physical Limited. The transactions contemplated by the Share Exchange Agreement were consummated on February 5, 2007 and the transactions contemplated by the Disposal Agreement were consummated on February 27, 2007. As a result of the transactions contemplated by the Disposal Agreement, including the sale of the stock of Physical Limited, the Company is no longer engaged in the fitness and spa center business, and will own and operate residential apartments. Mr. Luk will continue to own 100% of the stock of Physical Limited and plans to continue to operate the spa and fitness centers. In addition, the Company changed its name to Physical Property Holdings Inc. on March 5, 2007. Reference is made to a Definitive Information Statement on Schedule 14C, which was filed with the Commission on February 2, 2007 for additional details concerning these matters.

The Company continued to engage in the spa and fitness business during the first quarter of fiscal 2007, until February 27, 2007, when the transactions contemplated by the Disposal Agreement were consummated. Accordingly, the Company’s results of operations included in this Quarterly Report on Form 10-Q do not include the results of operations of the disposed businesses after such date.

On February 5, 2007, the transactions contemplated by the Share Exchange Agreement were consummated, resulting in the Company’s acquisition of all of the issued and outstanding shares of common stock of Ableforce. As discussed above, Ableforce, through its wholly-owned subsidiary Good Partner Limited, owns five residential apartments located in Hong Kong. The results of operations of Ableforce for the quarter ended March 31, 2007 are reflected on the Company’s financial statements for the quarter ended March 31, 2007.

The Company had twenty-seven (27) subsidiaries (including Ableforce International Limited and Good Partner Limited) organized under the laws of Hong Kong, mainland China, Macau and the British Virgin Islands until the closing of the Disposal Agreement on February 27, 2007. At such time, it had and currently has two subsidiaries, which are: Ableforce International Limited and its wholly-owned subsidiary Good Partner Limited. Ableforce is organized and existing under the laws of the British Virgin Islands, and Good Partner Limited is organized and existing under the laws of Hong Kong.

In accordance with the requirements of generally accepted accounting practices, the transactions contemplated by the Disposal Agreement will be accounted for in the accounting records of the Company as disposals of assets. The Company will record a loss to the extent that the consideration to be received by the Company relating to these transactions is lower than the net book values of these assets as reflected in the accounting records of the Company as at the date of the Disposal Agreement.

In accordance with the requirements of the Statement of Financial Accounting Standards No. 141 and indication from SEC staff as referred to EITF Abstracts Issue No. 02-05, we will account for our acquisition of the stock of Ableforce pursuant to the Share Exchange Agreement as a merger of us with Ableforce since the business combination is being effected through the transfer of assets to us in a share exchange.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s financial statements.

3. DISCONTINUED OPERATIONS

As more fully explained in Note 1 to the financial statements, the Company entered into the Disposal Agreement on February 27, 2007 with Mr. Luk to dispose all its interests in Physical Limited, at nil consideration.

The results of the discontinued operations for the periods ended March 31, 2007 and 2006 are summarized as follows:

	THREE MONTHS ENDED MARCH 31
	2006	2007	2007
	HK$	HK$	US$

Turnover	109,388	77,881	9,985
Operating costs	(115,044)	(85,824)	(11,003)
Finance costs	(495)	(1,065)	(137)
Other income	531	366	47

Loss before taxation	(5,620)	(8,642)	(1,108)
Taxation	--	--	--

Loss before minority interest	(5,620)	(8,642)	(1,108)
Minority interest	(493)	(7)	(1)

Net loss	(6,113)	(8,649)	(1,109)
Gain on disposal of subsidiaries	--	65,234	8,363

Net (loss) profit attributable to discontinued operations	(6,113)	56,585	7,254

4. LONG-TERM BANK LOANS

During the period under review, the Company repaid HK$346 of its outstanding bank loans. The outstanding loan balances as of March 31, 2007 were analyzed as follows:

PRINCIPAL		INTEREST RATE	MATURITY
HK$	US$

8,501	1,089	HK$ prime, HK$ prime - 2.6%	2013

Aggregate maturities of the long-term bank loans are as follows:

PRINCIPAL		PAYABLE DURING THE FOLLOWING PERIODS
HK$	US$

1,088	139	2007
7,413	950	2008 - 2013
8,501	1,089

5. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	THREE MONTHS ENDED MARCH 31
	2006	2007	2007
	HK$	HK$	US$

Cash paid for:
Interest expenses	495	1,120	144

Non-cash operating, investing and financing activities:
Acquisition of property, plant and equipment under capital leases	848	--	--
Repayment of amount due from a stockholder through share exchange	--	4,660	597

6. DISPOSAL OF SUBSIDIARIES

	HK$	US$

Net assets disposed of:
Property, plant and equipment	114,925	14,734
Investments	2,740	351
Inventories	2,648	339
Trade and other receivables	79,760	10,226
Cash and bank balances	14,482	1,857
Trade and other payables	(284,059)	(36,418)
Minority interest	(459)	(59)
Accumulated other comprehensive losses	(2,062)	(264)
	(72,025)	(9,234)

Profit on disposal of subsidiaries	65,234	8,363
Goodwill realized upon disposal of subsidiaries	6,791	871

Total consideration	--	--

Analysis of outflow of cash and cash equivalents in respect of disposal of businesses:

	HK$	US$

Cash consideration	--	--
Cash and cash equivalents disposed	(3,911)	(501)

Net outflow of cash and cash equivalents	(3,911)	(501)

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

Overview of Company's Business:

The Company, through its predecessor companies and its subsidiaries, has been an established commercial operator of fitness and spa centers in Hong Kong and China since 1986. The Company operates seventeen facilities: thirteen in Hong Kong and four in China (including one in Macau). In addition, the Company is appointed by an outside investor to manage a fitness and spa center in Dalian, China. The Company also grants the use of the trade name to a third party for operating a fitness and spa center in Hangzhou, China. Management believes that the Company is one of the top providers of fitness facilities and spa and beauty treatment services in Hong Kong and China, with approximately 110,000 customers. The Company offers to its customers, at each location, access to a wide range of U.S.- styled fitness and spa services.

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

On October 31, 2006, the Company entered into two material definitive agreements: (a) a Share Exchange Agreement (the “Share Exchange Agreement”) with Mr. Ngai Keung Luk, the Chairman, CEO, and a majority shareholder of the Company (“Mr. Luk”), pursuant to which Mr. Luk agreed to transfer 100% of the shares which he owned of Ableforce International Limited, a British Virgin Islands corporation (“Ableforce”), to the Company in exchange for the issuance by the Company to Mr. Luk of 12,000,000 shares of our common stock, $0.001 par value, and the issuance of an additional 3,328,070 shares of common stock as the repayment of amounts due to Mr. Luk on Ableforce’s books and records as of September 30, 2006, or a total of 15,328,070 shares of common stock. Ableforce is primarily engaged in the real estate business in Hong Kong, and through Good Partner Limited, its wholly-owned subsidiary, owns five residential apartments that it leases to tenants; and (b) a Disposal Agreement (the “Disposal Agreement”), with Mr. Luk, pursuant to which the Company agreed to transfer to Mr. Luk the sole outstanding common share of Physical Beauty & Fitness Holdings Limited, a British Virgin Islands corporation and wholly owned subsidiary of the Company (“Physical Limited”), which is a holding company for subsidiaries that operate fitness and spa centers located in Hong Kong and the People’s Republic of China (including one in Macau), in exchange for the indemnification of the Company by Mr. Luk for all liabilities associated with the operations and assets of Physical Limited. The transactions contemplated by the Share Exchange Agreement were consummated on February 5, 2007 and the transactions contemplated by the Disposal Agreement were consummated on February 27, 2007. As a result of the transactions contemplated by the Disposal Agreement, including the sale of the stock of Physical Limited, the Company is no longer engaged in the fitness and spa center business, and will own and operate residential apartments. Mr. Luk will continue to own 100% of the stock of Physical Limited and plans to continue to operate the spa and fitness centers. In addition, the Company changed its name to Physical Property Holdings Inc. on March 5, 2007. Reference is made to a Definitive Information Statement on Schedule 14C, which was filed with the Commission on February 2, 2007 for additional details concerning these matters.

The Company continued to engage in the spa and fitness business during the first quarter of fiscal 2007, until February 27, 2007, when the transactions contemplated by the Disposal Agreement were consummated. Accordingly, the Company’s results of operations included in this Quarterly Report on Form 10-Q do not include the results of operations of the disposed businesses after such date.

On February 5, 2007, the transactions contemplated by the Share Exchange Agreement were consummated, resulting in the Company’s acquisition of all of the issued and outstanding shares of common stock of Ableforce. As discussed above, Ableforce, through its wholly-owned subsidiary Good Partner Limited, owns five residential apartments located in Hong Kong. The results of operations of Ableforce for the quarter ending March 31, 2007 are reflected on the Company’s financial statements for the quarter ended March 31, 2007.

RESULTS OF OPERATIONS

Prior to February 27, 2007, the Company's revenues are derived from its two main lines of business of fitness and spa services in the following principal ways: admission fees and monthly subscription fees from the fitness customers, and the sale of beauty treatments and skin care products to the beauty patrons.

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

Subsequent to the entering into and consummation of the two material definitive agreements as mentioned above, the Company’s principal activities have been changed from fitness and spa businesses to properties investments.

The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

	Three Months Ended March 31,
	2006	2007

Operating Revenues	100.00%	100.00%

Total operating expenses	77.72%	68.82%

Operating profit	22.28%	31.18%

Loss before income taxes	(52.33%)	(40.59%)

Provision for income taxes	--	--

Net (loss) profit	(3,219.69%)	33,244.71%

THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the first quarter of 2007 totaled HK$170,000 (US$22,000) compared to HK$193,000 (US$25,000) of last year. This represented a decrease of 12% mainly due to one of the tenancy agreements having expired by the end of February and leaving the premises vacant for two weeks before a replacement tenant took occupancy.

OPERATING EXPENSES. The Company's operating expenses totaled HK$117,000 (US$15,000), or 69% of operating revenues, for the first quarter of 2007, compared to HK$150,000 (US$19,000), or 78% of operating revenues, for the first quarter of 2006. This represented a decrease of HK$33,000 (US$4,000) or 22% mainly due to provision for audit fee of HK$21,000 (US$3,000) and office management fee of HK$10,000 (US$1,000) being included in last year but no provision has yet been made for this year.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first quarter of 2007 totaled HK$122,000 (US$16,000) compared to HK$144,000 (US$18,000) in 2006. This represented a decrease of 15% due to reduction in interest expenses.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the first quarter in view of the losses incurred after excluding the capital gain on disposal of subsidiaries.

NET PROFIT (LOSS) AND TOTAL COMPREHENSIVE INCOME (LOSS). The Company has recorded a net profit and total comprehensive income of HK$56,516,000 (US$7,245,000) for the first quarter of 2007, compared to a net loss and total comprehensive loss of HK$6,214,000 (US$797,000) for 2006. This represented an increase of HK$62,730,000 (US$8,042,000) following a substantial change in the Company’s structure and the principal activities from fitness and spa businesses to properties investments.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through cash generated from operations and long-term bank loans.

Cash and cash equivalent balances as of March 31, 2007 and December 31, 2006 were HK$31,000 (US$4,000) and HK$2,436,000 (US$312,000).

Net cash provided by operating activities were HK$11,815,000 (US$1,515,000) and HK$5,563,000 (US$713,000) for the three-month periods ended March 31, 2006 and 2007, respectively. The Company's operating activities are historically financed by cash flows from operations.

Net cash used in investing activities were HK$1,885,000 (US$242,000) and HK$7,289,000 (US$935,000) for the three-month periods ended March 31, 2006 and 2007 respectively, primarily as a result of expenditures for property, plant and equipment. Total capital expenditures were as follows:

	(in thousands) Three months ended March 31
	2006	2007	2007
	HK$	HK$	US$

Cash purchases of property, plant and equipment	2,663	904	116
Non-cash property, plant and equipment purchases financed through capital lease obligations	848	--	--

Total capital expenditures	3,511	904	116

The following schedule reflects capital expenditures by type of expenditure:

	(in thousands) Three months ended March 31
	2006	2007	2007
	HK$	HK$	US$

Capital expenditures for purchases of property, plant and equipment	--	904	116
Capital expenditures for maintenance and updating existing centers and corporate office	3,511	--	--

Total capital expenditures	3,511	904	116

Net cash used in financing activities, which mainly include proceeds from bank loans, net interest and repayment, were HK$7,737,000 (US$992,000) and HK$679,000 (US$86,000) in the three-month periods ended March 31, 2006 and 2007, respectively.

During the three-month period ended March 31, 2007, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material. The Company's long-term loan bears interest rate varying from 5.15% to 7.75% per annum. The total balance outstanding as of March 31, 2007 on such loan was HK$8,501,000 (US$1,089,000). The last repayment on the loan is due in 2013.

During the three-month period ended March 31, 2007, the Company has no material purchases of investments.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In recording transactions and balances resulting from business operations, the Company uses estimates based on the best information available for such items as depreciable lives. The Company revises the recorded estimates when better information is available, facts change or actual amounts can be determined. These revisions can affect operating results.

The critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest 10-K, as filed with the SEC, which includes audited consolidated financial statements for the three fiscal years ended December 31, 2006.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The operations of the Company are currently located solely in Hong Kong and all of the operating revenues are earned in this area. Therefore the Company is not exposed to risks relating to fluctuating currencies or exchange rates. Besides, the Company has not purchased options or entered into swaps or forward or futures contracts. The primary market risk exposure is that of interest rate risk on borrowings that the Company may have under some future credit facility.

ITEM 4 - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of March 31, 2007, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended March 31, 2007, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 12,000,000 shares of common stock to Mr. Luk in exchange for 100% of the shares which he owned of Ableforce, in addition to issuing 3,328,070 shares of common stock to Mr. Luk for amounts due to Mr. Luk on the books and records of Ableforce as of September 30, 2006, in both cases in unregistered transactions exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

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

PHYSICAL PROPERTY HOLDINGS INC.
(Registrant)

May 21, 2007	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer

May 21, 2007	/s/ Darrie Lam
Darrie Lam
Chief Financial Officer