Form 10-Q
period 2007-06-30
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2007-08-14
CIK 1048055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

Commission File Number: 0-26573

PHYSICAL PROPERTY HOLDINGS INC.
(Exact name of Registrant as specified in its charter)

Delaware	98-0203281
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

40/F Tower One, Times Square
No. 1 Matheson Street, Causeway Bay
Hong Kong
(Address of principal executive offices)

(011) (852) 2917-0000
(Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: June 30, 2007, 28,329,353 shares.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b - 2 of the Exchange Act)     Yes ☐    No ☒

PHYSICAL PROPERTY HOLDINGS INC.

Form 10-Q for the quarter ended June 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

		Three months ended June 30,			Six months ended June 30,
	Note	2006	2007	2007	2006	2007	2007
		HK$	HK$	US$	HK$	HK$	US$

Continuing Operations
Operating Revenues
Rental income		193	196	25	386	366	47
Total operating revenues		193	196	25	386	366	47

Operating Expenses
Rent and related expenses		(31)	(23)	(3)	(62)	(54)	(7)
Depreciation		(71)	(71)	(9)	(142)	(142)	(18)
Other selling and administrative expenses		(48)	(1,022)	(131)	(96)	(1,037)	(133)
Total operating expenses		(150)	(1,116)	(143)	(300)	(1,233)	(158)

Profit (Loss) from operations		43	(920)	(118)	86	(867)	(111)

Non-operating expenses
Interest expenses		(144)	(128)	(16)	(288)	(250)	(32)
Total non-operating expenses		(144)	(128)	(16)	(288)	(250)	(32)

Loss before income taxes		(101)	(1,048)	(134)	(202)	(1,117)	(143)

Provision for income taxes		--	--	--	--	--	--

Loss from continuing operations		(101)	(1,048)	(134)	(202)	(1,117)	(143)

Discontinued Operations
Net loss attributable to discontinued operations	3	(5,254)	--	--	(11,367)	(8,649)	(1,109)

Net loss and total comprehensive loss		(5,355)	(1,048)	(134)	(11,569)	(9,766)	(1,252)

Loss per share of common stock		(0.54)	(0.04)	--	(1.16)	(0.44)	(0.06)

Weighted average number of shares of common stock outstanding (in thousands)		10,000	27,316	27,316	10,000	21,953	21,953

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2007 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

		As of
		December 31, 2006	June 30, 2007
			(Unaudited)
	Note	HK$	HK$	US$

ASSETS

Current assets		2,436	38	5
Cash and bank balance		1,750	--	--
Marketable securities, collateralized		19,067	--	--
Trade receivables		8,396	18	2
Other receivables		32,983	9	1
Rental and utility deposits
Prepayments to vendors and suppliers and other current assets		6,753	2,875	369
Inventories		2,814	--	--
Income taxes recoverable		2,094	--	--
Total current assets		76,293	2,940	377

Marketable securities, collateralized		990	--	--
Bank deposits, collateralized		10,543	--	--
Due from a stockholder		4,557	--	--
Property, plant and equipment, net of accumulated depreciation of HK$303 as of June 30, 2007 (2006: HK$343,370)		124,157	3,027	388
Goodwill, net		6,791	--	--
Lease premium for land, net		8,430	8,326	1,067

Total assets		231,761	14,293	1,832

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Short-term bank loans		6,170	--	--
Long-term bank loans - current portion	4	1,536	1,133	145
Due to a stockholder		--	1,277	164
Trade payables		2,878	--	--
Other payables		50,718	98	13
Obligations under capital leases - current portion		568	--	--
Deferred income - current portion		124,301	--	--
Deferred liabilities - current portion		1,649	--	--
Income taxes payable		248	--	--
Taxes other than income		7,604	--	--
Total current liabilities		195,672	2,508	322

Deferred income - non-current portion		78,463	--	--
Deferred liabilities - non-current portion		4,443	--	--
Obligations under capital leases – non-current portion		114	--	--
Long-term bank loans - non-current portion	4	7,755	7,078	907
Minority interests		452	--	--

Stockholders' (deficit) equity
Common stock, par value US$0.001 each, 100 million shares of stock authorized; 28,329,353 (2006: 11,481,283) shares of stock issued and outstanding		90	221	28
Additional paid-in capital		2,066	73,608	9,437
Accumulated other comprehensive losses		2,062	--	--
Accumulated losses		(59,356)	(69,122)	(8,862)
Total stockholders' (deficit) equity		(55,138)	4,707	603

Total liabilities and stockholders' (deficit) equity		231,761	14,293	1,832

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2007 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		Six Months Ended June 30,
		2006	2007	2007
	Note	HK$	HK$	US$

Cash flows from operating activities
Net loss		(11,569)	(9,766)	(1,252)

Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interests		445	7	1
Depreciation		23,756	7,213	925
Loss on disposal of property, plant and equipment		51	--	--
Changes in working capital:
Trade and other receivables		7,775	(1,743)	(223)
Deposits, prepayments and other current assets		(4,451)	1,643	211
Inventories		1,447	166	21
Trade and other payables		(11,760)	(10,063)	(1,290)
Deferred income		4,285	17,849	2,288
Deferred liabilities		(1,874)	(338)	(43)
Income taxes payable/recoverable		--	773	99
Taxes other than income		357	(310)	(40)
Net cash provided by operating activities		8,462	5,431	697

Cash flows from investing activities
Acquisition of property, plant and equipment		(5,769)	(904)	(116)
Sales proceeds from disposal of marketable securities		1,540	--	--
Sales proceeds from disposal of property, plant and equipment		12	--	--
Disposal of subsidiaries	6	--	(3,911)	(501)
Increase in bank deposit, collateralized		(1,206)	(28)	(4)
Due from a stockholder		598	(2,017)	(259)
Net cash used in investing activities		(4,825)	(6,860)	(880)

Cash flows from financing activities
Settlement of short-term bank loans		(4,310)	(66)	(8)
Proceeds from long-term bank loans		510	--	--
Repayment of long-term bank loans		(646)	(636)	(82)
Capital element of capital lease rental payments		(242)	(267)	(34)
Net cash used in financing activities		(4,688)	(969)	(124)

Net decrease in cash and cash equivalents		(1,051)	(2,398)	(307)

Cash and cash equivalents at beginning of period		2,484	2,436	312

Cash and cash equivalents at end of period		1,433	38	5

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2007 or at any other certain rate.

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

On October 31, 2006, the Company entered into two material definitive agreements: (a) a Share Exchange Agreement (the “Share Exchange Agreement”) with Mr. Ngai Keung Luk, the Chairman, CEO, and a majority shareholder of the Company (“Mr. Luk”), pursuant to which Mr. Luk agreed to transfer 100% of the shares which he owned of Ableforce International Limited, a British Virgin Islands corporation (“Ableforce”), to the Company in exchange for the issuance by the Company to Mr. Luk of 12,000,000 shares of our common stock, $0.001 par value, and the issuance of an additional 3,328,070 shares of common stock as the repayment of amounts due to Mr. Luk on Ableforce’s books and records as of September 30, 2006, or a total of 15,328,070 shares of common stock. Ableforce is primarily engaged in the real estate business in Hong Kong, and through Good Partner Limited, its wholly-owned subsidiary, owns five residential apartments that it leases to tenants; and (b) a Disposal Agreement (the “Disposal Agreement”), with Mr. Luk, pursuant to which the Company agreed to transfer to Mr. Luk the sole outstanding common share of Physical Beauty & Fitness Holdings Limited, a British Virgin Islands corporation and wholly owned subsidiary of the Company (“Physical Limited”), which is a holding company for subsidiaries that operate fitness and spa centers located in Hong Kong and the People’s Republic of China (including one in Macau), in exchange for the indemnification of the Company by Mr. Luk for all liabilities associated with the operations and assets of Physical Limited. The transactions contemplated by the Share Exchange Agreement were consummated on February 5, 2007 and the transactions contemplated by the Disposal Agreement were consummated on February 27, 2007. As a result of the transactions contemplated by the Disposal Agreement, including the sale of the stock of Physical Limited, the Company is no longer engaged in the fitness and spa center business, and owns and operates residential apartments. Mr. Luk continues to own 100% of the stock of Physical Limited and plans to continue to operate the spa and fitness centers. In addition, the Company changed its name to Physical Property Holdings Inc. on March 5, 2007. Reference is made to a Definitive Information Statement on Schedule 14C, which was filed with the Commission on February 2, 2007 for additional details concerning these matters.

The Company continued to engage in the spa and fitness business during the first quarter of fiscal 2007, until February 27, 2007, when the transactions contemplated by the Disposal Agreement were consummated. Accordingly, the Company’s results of operations included in this Quarterly Report on Form 10-Q do not include the results of operations of the disposed businesses after such date.

On February 5, 2007, the transactions contemplated by the Share Exchange Agreement were consummated, resulting in the Company’s acquisition of all of the issued and outstanding shares of common stock of Ableforce. As discussed above, Ableforce, through its wholly-owned subsidiary Good Partner Limited, owns five residential apartments located in Hong Kong. The results of operations of Ableforce after the closing are reflected on the Company’s financial statements for the period ended June 30, 2007.

The Company had twenty-seven (27) subsidiaries (including Ableforce International Limited and Good Partner Limited) organized under the laws of Hong Kong, mainland China, Macau and the British Virgin Islands until the closing of the Disposal Agreement on February 27, 2007. At such time, it had and currently has two subsidiaries, which are: Ableforce International Limited and its wholly-owned subsidiary Good Partner Limited. Ableforce is organized and existing under the laws of the British Virgin Islands, and Good Partner is organized and existing under the laws of Hong Kong.

In accordance with the requirements of the Statement of Financial Accounting Standards No. 141 and indication from SEC staff as referred to EITF Abstracts Issue No.02-05, we have accounted for our acquisition of the stock of Ableforce pursuant to the Share Exchange Agreement as a merger of us with Ableforce since the business combination is being effected through the transfer of assets to us in a share exchange.

In accordance with the requirements of generally accepted accounting practices, the transactions contemplated by the Disposal Agreement have been accounted for in the accounting records of the Company as a contribution from the majority stockholder.

The Company recorded a credit to additional paid-in capital to the extent that the consideration received by the Company relating to these transactions was higher than the net book values of these assets as reflected in the accounting records of the Company as at the date of the Disposal Agreement.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

3.   DISCONTINUED OPERATIONS

As more fully explained in Note 1 to the financial statements, the Company entered into the Disposal Agreement on February 27, 2007 with Mr. Luk to dispose of all its interests in Physical Limited, at nil consideration.

The results of the discontinued operations for the periods ended June 30, 2007 and 2006 are summarized as follows:

	Three months ended June 30,			Six months ended June 30,
	2006	2007	2007	2006	2007	2007
	HK$	HK$	US$	HK$	HK$	US$

Turnover	111,193	--	--	220,581	77,881	9,985
Operating costs	(116,798)	--	--	(231,842)	(85,824)	(11,003)
Finance costs	(219)	--	--	(714)	(1,065)	(137)
Other income	523	--	--	1,054	366	47
Loss before taxation	(5,301)	--	--	(10,921)	(8,642)	(1,108)
Taxation	(1)	--	--	(1)	--	--
Loss before minority interest	(5,302)	--	--	(10,922)	(8,642)	(1,108)
Minority interest	48	--	--	(445)	(7)	(1)
Net loss attributable to discontinued operation	(5,254)	--	--	(11,367)	(8,649)	(1,109)

4.   LONG-TERM BANK LOANS

During the period under review, the Company repaid HK$636 of its outstanding bank loans. The outstanding loan balances as of June 30, 2007 were analyzed as follows:

Principal		Interest Rate	Maturity
HK$	US$

8,211	1,052	HK$ prime, HK$ prime – 2.6%	2013

Aggregate maturities of the long-term bank loans are as follows:

Principal		Payable During the Following Periods
HK$	US$

1,133	145	2007

7,078	907	2008 – 2013

8,211	1,052

5.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three months ended June 30,			Six months ended June 30,
	2006	2007	2007	2006	2007	2007
	HK$	HK$	US$	HK$	HK$	US$

Cash paid for:
Interest expenses	219	128	16	714	1,315	169

Non-cash operating, investing and financing activities:
Acquisition of property, plant and equipment under capital leases	--	--	--	848	--	--
Repayment of amount due from a stockholder through share exchange	--	--	--	--	4,660	597
Common stocks issued for services	--	1,779	228	--	1,779	228

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

6. DISPOSAL OF SUBSIDIARIES

	HK$	US$

Net liabilities disposed of:
Property, plant and equipment	114,925	14,734
Investments	2,740	351
Inventories	2,648	339
Trade and other receivables	79,760	10,226
Cash and bank balances	14,482	1,857
Trade and other payables	(284,059)	(36,418)
Minority interest	(459)	(59)
Accumulated other comprehensive losses	(2,062)	(264)
	(72,025)	(9,234)

Goodwill realized upon disposal of subsidiaries	6,791	871

Amount transferred to additional paid-in capital	(65,234)	(8,363)

Analysis of outflow of cash and cash equivalents in respect of disposal of subsidiaries:

	HK$	US$

Cash consideration	--	--
Cash and cash equivalents disposed	(3,911)	(501)
Net outflow of cash and cash equivalents	(3,911)	(501)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER IT’S MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

Overview of Company's Business

The Company, through its predecessor companies and its subsidiaries, has been an established commercial operator of fitness and spa centers in Hong Kong and China since 1986. The Company operated seventeen facilities: thirteen in Hong Kong and four in China (including one in Macau). In addition, the Company was appointed by an outside investor to manage a fitness and spa center in Dalian, China. The Company also granted the use of the trade name to a third party for operating a fitness and spa center in Hangzhou, China.

The Company was incorporated on September 21, 1988 in the state of Delaware under the name of "Foreclosed Realty Exchange, Inc.," a development stage company seeking acquisitions with no material assets or liabilities. Prior to acquisition of Physical Beauty & Fitness Holdings Limited, a British Virgin Islands corporation ("Physical Limited"), the Company had no revenue producing operations, but planned to enter into joint ventures and/or acquisitions originally in the area of real estate, to expand its operations. In October, 1996, the Company closed a transaction with Ngai Keung Luk (Mr. Luk), a 100% shareholder of Physical Limited, whereby the Company entered into a Share Exchange Agreement with Mr. Luk, pursuant to which the Company issued 8,000,000 pre-split (6,000,000 post-split) shares of its Common Stock to Mr. Luk in exchange for all of the outstanding shares of Physical Limited (the "Closing"). At the Closing, the then current management of the Company resigned and was replaced by the current management of the Company.

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

On February 5, 2007, the transactions contemplated by the Share Exchange Agreement were consummated, resulting in the Company’s acquisition of all of the issued and outstanding shares of common stock of Ableforce. As discussed above, Ableforce, through its wholly-owned subsidiary Good Partner Limited, owns five residential apartments located in Hong Kong. The results of operations of Ableforce after the closing are reflected on the Company’s financial statements for the period ended June 30, 2007.

RESULTS OF OPERATIONS

Prior to February 27, 2007, the Company's revenues were derived from its two main lines of business of fitness and spa services in the following principal ways: admission fees and monthly subscription fees from the fitness customers, and the sale of beauty treatments and skin care products to the beauty patrons.

In respect to fitness services, each customer was charged a monthly due of HK$350 (US$45) for the usage of the fitness centers. During promotional period, discounts on the monthly dues would be offered to customers.

In respect to beauty services, the customers may purchase single treatment, or in packages of ten or more treatments, with quantity discounts available. There was a wide range of beauty treatments available at prices ranging from HK$400 (US$51) to HK$15,000 (US$1,923).

Subsequent to the entering into and consummation of the two material definitive agreements as mentioned above, the Company’s principal activities have been changed from fitness and spa businesses to properties investments.

The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007

Operating Revenues	100.00%	100.00%	100.00%	100.00%

Total operating expenses	77.72%	569.39%	77.72%	336.89%

Operating profit (loss)	22.28%	(469.39%)	22.28%	(236.89%)

Loss before income taxes	(52.33%)	(534.69%)	(52.33%)	(305.19%)

Net loss	(2,774.61%)	(534.69%)	(2,997.15%)	(2,668.31%)

THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED) COMPARED TO THREE MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the second quarter of 2007 totaled HK$196,000 (US$25,000) compared to HK$193,000 (US$25,000) of last year. This represented a slight increase of 2% mainly due to full occupancy of the leased properties.

OPERATING EXPENSES. The Company's operating expenses totaled HK$1,116,000 (US$143,000), or 569% of operating revenues, for the second quarter of 2007, compared to HK$150,000 (US$19,000), or 78% of operating revenues, for the second quarter of 2006. This represented an increase of HK$966,000 (US$124,000) or 644% mainly due to recognition of management consultancy services of HK$981,000 (US$126,000) in the second quarter of 2007.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the second quarter of 2007 totaled HK$128,000 (US$16,000) compared to HK$144,000 (US$18,000) in 2006. This represented a decrease of 11% due to reduction in interest expenses.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the second quarter in view of the losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$1,048,000 (US$134,000) for the second quarter of 2007, compared to a net loss and total comprehensive loss of HK$5,355,000 (US$687,000) for 2006. This represented a decrease of HK$4,307,000 (US$553,000) following a substantial change in the Company’s structure and the principal activities from fitness and spa businesses to properties investments.

SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the first six months of 2007 totaled HK$366,000 (US$47,000) compared to HK$386,000 (US$49,000) of last year. This represented a decrease of 5% mainly due to one of the tenancy agreements having expired by the end of February and leaving the premises vacant for two weeks.

OPERATING EXPENSES. The Company's operating expenses totaled HK$1,233,000 (US$158,000), or 337% of operating revenues, for the first six months of 2007, compared to HK$300,000 (US$38,000), or 78% of operating revenues, for the first six months of 2006. This represented an increase of HK$933,000 (US$120,000) or 311% mainly due to recognition of management consultancy services in the second quarter of current year.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first six months of 2007 totaled HK$250,000 (US$32,000) compared to HK$288,000 (US$37,000) in 2006. This represented a decrease of 13% due to reduction in interest expenses.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the period under review because there were losses incurred after excluding the capital gain on disposal of subsidiaries.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$9,766,000 (US$1,252,000) for the first six months of 2007, compared to a net loss and total comprehensive loss of HK$11,569,000 (US$1,483,000) for 2006.  This represented a decrease of HK$1,803,000 (US$231,000) following a substantial change in the Company’s structure and the principal activities from fitness and spa businesses to properties investments.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through cash generated from operations and long-term bank loans.

Cash and cash equivalent balances as of June 30, 2007 and December 31, 2006 were HK$38,000 (US$5,000) and HK$2,436,000 (US$312,000).

Net cash provided by operating activities were HK$8,462,000 (US$1,085,000) and HK$5,431,000 (US$697,000) for the six-month periods ended June 30, 2006 and 2007, respectively. The Company's operating activities are historically financed by cash flows from operations.

Net cash used in investing activities were HK$4,825,000 (US$619,000) and HK$6,860,000 (US$880,000) for the six-month periods ended June 30, 2006 and 2007 respectively, primarily as a result of expenditures for property, plant and equipment and disposal of subsidiaries. Total capital expenditures were as follows:

	(in thousands)
	Six months ended March 31,
	2006	2007	2007
	HK$	HK$	US$

Cash purchases of property, plant and equipment	5,769	904	116
Non-cash property, plant and equipment purchases financed through capital lease obligations	848	--	--
Total capital expenditures	6,617	904	116

The following schedule reflects capital expenditures by type of expenditure:

	(in thousands)
	Six months ended March 31,
	2006	2007	2007
	HK$	HK$	US$

Capital expenditures for purchase of property, plant and equipment	--	904	116
Capital expenditures for maintenance and updating existing centers and corporate office	6,617	--	--
Total capital expenditures	6,617	904	116

Net cash used in financing activities, which mainly include settlement of bank loans, net interest and repayment, were HK$4,688,000 (US$601,000) and HK$969,000 (US$124,000) in the six-month periods ended June 30, 2006 and 2007, respectively.

During the six-month period ended June 30, 2007, the Company issued 1,520,000 shares of common stock in exchange for consultancy services.

During the six-month period ended June 30, 2007, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material. The Company's long-term loan bears interest rate varying from 5.15% to 7.75% per annum. The total balance outstanding as of June 30, 2007 on such loan was HK$8,211,000 (US$1,052,000). The last repayment on the loan is due in 2013.

During the six-month period ended June 30, 2007, the Company has no material purchases of investments.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.   CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of June 30, 2007, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the period ended June 30, 2007, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Number	Description

31	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Company's Chief Executive Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHYSICAL PROPERTY HOLDINGS INC.
(Registrant)

Date: August 14, 2007	/s/ Ngai Keung Luk
Ngai Keung Luk,
Chairman and Chief Executive Officer

Date: August 14, 2007	/s/ Darrie Lam
Darrie Lam,
Chief Financial Officer