Form 10-Q
period 2007-09-30
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2007-11-14
CIK 1048055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b - 2 of the Exchange Act)   Yes ☐   No ☒

Commission File Number 0-26573

PHYSICAL PROPERTY HOLDINGS INC.
(Exact name of Registrant as specified in its charter)

Delaware	98-0203281
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23/F AIA Tower,
No. 183 Electric Road, North Point
Hong Kong
(Address of principal executive offices)

(011) (852) 2917-0000
(Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: September 30, 2007, 28,329,353 shares.

PHYSICAL PROPERTY HOLDINGS INC.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

		Three months ended September 30,			Nine months ended September 30,
	Note	2006	2007	2007	2006	2007	2007
		HK$	HK$	US$	HK$	HK$	US$

Continuing Operations
Operating Revenues
Rental income		179	169	22	565	535	69
Total operating revenues		179	169	22	565	535	69

Operating Expenses
Rent and related expenses		(36)	(25)	(3)	(98)	(79)	(10)
Depreciation		(81)	(71)	(9)	(223)	(213)	(27)
Other selling and administrative expenses		(66)	(1,596)	(205)	(162)	(2,633)	(338)
Total operating expenses		(183)	(1,692)	(217)	(483)	(2,925)	(375)

(Loss) Profit from operations		(4)	(1,523)	(195)	82	(2,390)	(306)

Non-operating expenses
Interest expenses		(148)	(124)	(16)	(436)	(374)	(48)
Total non-operating expenses		(148)	(124)	(16)	(436)	(374)	(48)

Loss before income taxes		(152)	(1,647)	(211)	(354)	(2,764)	(354)

Provision for income taxes		--	(13)	(2)	--	(13)	(2)

Loss from continuing operations		(152)	(1,660)	(213)	(354)	(2,777)	(356)

Discontinued Operations
Net loss attributable to discontinued operations	3	(13,660)	--	--	(25,027)	(8,649)	(1,109)

Net loss and total comprehensive loss		(13,812)	(1,660)	(213)	(25,381)	(11,426)	(1,465)

Loss per share of common stock		(1.38)	(0.06)	(0.01)	(2.54)	(0.47)	(0.06)

Weighted average number of shares of common stock outstanding (in thousands)		10,000	28,329	28,329	10,000	24,079	24,079

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2007 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

		As of
		December 31, 2006	September 30, 2007
			(Unaudited)
	Note	HK$	HK$	US$

ASSETS

Current assets
Cash and bank balance		2,436	1	--
Marketable securities, collateralized		1,750	--	--
Due from related companies		--	2,716	348
Trade receivables		19,067	--	--
Other receivables		8,396	42	5
Rental and utility deposits		32,983	26	3
Prepayments to vendors and suppliers and other current assets		6,753	1,391	179
Inventories		2,814	--	--
Income taxes recoverable		2,094	--	--
Total current assets		76,293	4,176	535

Marketable securities, collateralized		990	--	--
Bank deposits, collateralized		10,543	--	--
Due from a stockholder		4,557	--	--
Property, plant and equipment, net of accumulated depreciation of HK$322 as of September 30, 2007 (2006: HK$343,370)		124,157	3,008	386
Goodwill, net		6,791	--	--
Lease premium for land, net		8,430	8,274	1,061

Total assets		231,761	15,458	1,982

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Short-term bank loans		6,170	41	5
Long-term bank loans - current portion	4	1,536	399	51
Due to a stockholder		--	488	63
Trade payables		2,878	--	--
Other payables		50,718	122	16
Obligations under capital leases - current portion		568	--	--
Deferred income - current portion		124,301	--	--
Deferred liabilities - current portion		1,649	--	--
Income taxes payable		248	--	--
Taxes other than income		7,604	--	--
Total current liabilities		195,672	1,050	135

Deferred income - non-current portion		78,463	--	--
Deferred liabilities - non-current portion		4,443	--	--
Obligations under capital leases – non-current portion		114	--	--
Long-term bank loans - non-current portion	4	7,755	11,361	1,457
Minority interests		452	--	--

Stockholders' (deficit) equity
Common stock, par value US$0.001 each, 100 million shares of stock authorized; 28,329,353 (2006: 11,481,283) shares of stock issued and outstanding		90	221	28
Additional paid-in capital		2,066	73,608	9,437
Accumulated other comprehensive losses		2,062	--	--
Accumulated losses		(59,356)	(70,782)	(9,075)
Total stockholders' (deficit) equity		(55,138)	3,047	390

Total liabilities and stockholders' (deficit) equity		231,761	15,458	1,982

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2007 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		Nine Months Ended September 30,
		2006	2007	2007
	Note	HK$	HK$	US$

Cash flows from operating activities
Net loss		(25,381)	(11,426)	(1,465)

Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interests		224	7	1
Depreciation		35,249	7,331	940
Loss on disposal of property, plant and equipment		109	--	--
Changes in working capital:
Trade and other receivables		843	(1,725)	(221)
Deposits, prepayments and other current assets		(7,311)	1,289	165
Inventories		1,790	166	21
Trade and other payables		(6,182)	(10,039)	(1,287)
Deferred income		12,507	17,849	2,288
Deferred liabilities		(2,380)	(338)	(43)
Income taxes payable/recoverable		166	773	99
Taxes other than income		104	(310)	(40)
Net cash provided by operating activities		9,738	3,577	458

Cash flows from investing activities
Acquisition of property, plant and equipment		(7,047)	(951)	(122)
Sales proceeds from disposal of marketable securities		1,540	--	--
Sales proceeds from disposal of property, plant and equipment		12	--	--
Disposal of subsidiaries	6	--	(3,911)	(501)
Increase in bank deposit, collateralized		(1,268)	(28)	(4)
Due from a stockholder		912	(1,027)	(132)
Due from related companies		--	(2,716)	(348)
Net cash used in investing activities		(5,851)	(8,633)	(1,107)

Cash flows from financing activities
Settlement of short-term bank loans		(3,855)	(25)	(3)
Proceeds from long-term bank loans		510	11,760	1,508
Repayment of long-term bank loans		(972)	(8,847)	(1,134)
Capital element of capital lease rental payments		(397)	(267)	(34)
Net cash (used in) provided by financing activities		(4,714)	2,621	337

Net decrease in cash and cash equivalents		(827)	(2,435)	(312)

Cash and cash equivalents at beginning of period		2,484	2,436	312

Cumulative translation adjustments		33	--	--

Cash and cash equivalents at end of period		1,690	1	--

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2007 or at any other certain rate.

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

On February 5, 2007, the transactions contemplated by the Share Exchange Agreement were consummated, resulting in the Company’s acquisition of all of the issued and outstanding shares of common stock of Ableforce. As discussed above, Ableforce, through its wholly-owned subsidiary Good Partner Limited, owns five residential apartments located in Hong Kong. The results of operations of Ableforce after the closing are reflected on the Company’s financial statements for the period ended September 30, 2007.

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

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

3. DISCONTINUED OPERATIONS

As more fully explained in Note 1 to the financial statements, the Company entered into the Disposal Agreement on February 27, 2007 with Mr. Luk to dispose of all its interests in Physical Limited at nil consideration.

The results of the discontinued operations for the periods ended September 30, 2007 and 2006 are summarized as follows:

	Three months ended September 30,			Nine months ended September 30,
	2006	2007	2007	2006	2007	2007
	HK$	HK$	US$	HK$	HK$	US$

Turnover	108,256	--	--	328,837	77,881	9,985
Operating costs	(121,854)	--	--	(353,696)	(85,824)	(11,003)
Finance costs	(455)	--	--	(1,169)	(1,065)	(137)
Other income	172	--	--	1,226	366	47
Loss before taxation	(13,881)	--	--	(24,802)	(8,642)	(1,108)
Taxation	--	--	--	(1)	--	--
Loss before minority interest	(13,881)	--	--	(24,803)	(8,642)	(1,108)
Minority interest	221	--	--	(224)	(7)	(1)
Net loss attributable to discontinued operation	(13,660)	--	--	(25,027)	(8,649)	(1,109)

4. LONG-TERM BANK LOANS

During the period under review, the Company obtained new bank loans in the aggregate amount of HK$11,760 (US$1,508) and fully repaid HK$8,847 (US$1,134) of its original bank loans. The outstanding loan balances as of September 30, 2007 were analyzed as follows:

Principal		Interest Rate	Maturity
HK$	US$

11,760	1,508	HK$ prime – 3.2%, HK$ prime – 3.15%	2026

Aggregate maturities of the long-term bank loans are as follows:

Principal		Payable During the Following Periods
HK$	US$

399	51	2007

11,361	1,457	2008 – 2026

11,760	1,508

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

5. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three months ended September 30,			Nine months ended September 30,
	2006	2007	2007	2006	2007	2007
	HK$	HK$	US$	HK$	HK$	US$

Cash paid for:
Interest expenses	148	124	16	1,605	1,439	185

Non-cash operating, investing and financing activities:
Acquisition of property, plant and equipment under capital leases	--	--	--	848	--	--
Repayment of amount due from a stockholder through share exchange	--	--	--	--	4,660	597
Common stocks issued for services	--	--	--	--	1,779	228

6. DISPOSAL OF SUBSIDIARIES

	HK$	US$

Net liabilities disposed of:
Property, plant and equipment	114,925	14,734
Investments	2,740	351
Inventories	2,648	339
Trade and other receivables	79,760	10,226
Cash and bank balances	14,482	1,857
Trade and other payables	(284,059)	(36,418)
Minority interest	(459)	(59)
Accumulated other comprehensive losses	(2,062)	(264)
	(72,025)	(9,234)

Goodwill realized upon disposal of subsidiaries	6,791	871

Amount transferred to additional paid-in capital	(65,234)	(8,363)

Analysis of outflow of cash and cash equivalents in respect of disposal of subsidiaries:

	HK$	US$

Cash consideration	--	--
Cash and cash equivalents disposed	(3,911)	(501)
Net outflow of cash and cash equivalents	(3,911)	(501)

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

On February 5, 2007, the transactions contemplated by the Share Exchange Agreement were consummated, resulting in the Company’s acquisition of all of the issued and outstanding shares of common stock of Ableforce. As discussed above, Ableforce, through its wholly-owned subsidiary Good Partner Limited, owns five residential apartments located in Hong Kong. The results of operations of Ableforce after the closing are reflected on the Company’s financial statements for the period ended September 30, 2007.

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

The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

Operating Revenues	100.00%	100.00%	100.00%	100.00%

Total operating expenses	102.23%	1,001.18%	85.49%	546.73%

Operating (loss) profit	(2.23%)	(901.18%)	14.51%	(446.73%)

Loss before income taxes	(84.92%)	(974.56%)	(62.65%)	(516.64%)

Provision for income taxes	--	--	--	--

Net loss	(7,716.20%)	(982.25%)	(4,492.21%)	(2,135.70%)

THREE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED) COMPARED TO THREE MONTHS ENDED SEPTMEBER 30, 2006 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the third quarter of 2007 totaled HK$169,000 (US$22,000) compared to HK$179,000 (US$23,000) of last year. This represented a decrease of 6% mainly due to competitive rent offered to new tenant in line with market.

OPERATING EXPENSES. The Company's operating expenses totaled HK$1,692,000 (US$217,000), or 1,001% of operating revenues, for the third quarter of 2007, compared to HK$183,000 (US$23,000), or 102% of operating revenues, for the third quarter of 2006. This represented an increase of HK$1,509,000 (US$194,000) or 825% mainly due to recognition of management consultancy services of HK$1,484,000 (US$190,000) in the third quarter of 2007.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the third quarter of 2007 totaled HK$124,000 (US$16,000) compared to HK$148,000 (US$19,000) in 2006. This represented a decrease of 16% due to reduction in interest expenses.

PROVISION FOR INCOME TAXES. Except that a franchise tax of HK$12,500 (US$1,600) was paid during the period, the Company did not make any tax provision for the third quarter in view of the losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$1,660,000 (US$213,000) for the third quarter of 2007, compared to a net loss and total comprehensive loss of HK$13,812,000 (US$1,771,000) for 2006. This represented a decrease of HK$12,152,000 (US$1,558,000) following a substantial change in the Company’s structure and the principal activities from fitness and spa businesses to properties investments.

NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTMEBER 30, 2006 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the first nine months of 2007 totaled HK$535,000 (US$69,000) compared to HK$565,000 (US$72,000) of last year.  This represented a decrease of 5% mainly due to one of the tenancy agreements having expired by the end of February and leaving the premises vacant for two weeks.

OPERATING EXPENSES. The Company's operating expenses totaled HK$2,925,000 (US$375,000), or 547% of operating revenues, for the first nine months of 2007, compared to HK$483,000 (US$62,000), or 85% of operating revenues, for the first nine months of 2006. This represented an increase of HK$2,442,000 (US$313,000) or 506% mainly due to recognition of management consultancy services during the period from April 1, 2007 to September 30, 2007.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first nine months of 2007 totaled HK$374,000 (US$48,000) compared to HK$436,000 (US$56,000) in 2006. This represented a decrease of 14% due to reduction in interest expenses.

PROVISION FOR INCOME TAXES. The Company paid a franchise tax of HK$12,500 (US$1,600) during the period under review. Except for this, no income taxes were provided for the first nine months of 2007 because of losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$11,426,000 (US$1,465,000) for the first nine months of 2007, compared to a net loss and total comprehensive loss of HK$25,381,000 (US$3,254,000) for 2006.  This represented a decrease of HK$13,955,000 (US$1,789,000) following a substantial change in the Company’s structure and the principal activities from fitness and spa businesses to properties investments.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through cash generated from operations and long-term bank loans.

Cash and cash equivalent balances as of September 30, 2007 and December 31, 2006 were HK$1,000 (US$128) and HK$2,436,000 (US$312,000).

Net cash provided by operating activities were HK$9,738,000 (US$1,248,000) and HK$3,577,000 (US$458,000) for the nine-month periods ended September 30, 2006 and 2007, respectively. The Company's operating activities are historically financed by cash flows from operations.

Net cash used in investing activities were HK$5,851,000 (US$750,000) and HK$8,633,000 (US$1,107,000) for the nine-month periods ended September 30, 2006 and 2007 respectively, primarily as a result of expenditures for property, plant and equipment and disposal of subsidiaries. Total capital expenditures were as follows:

	(in thousands)
	Nine months ended September 30,
	2006	2007	2007
	HK$	HK$	US$

Cash purchases of property, plant and equipment	7,047	951	122
Non-cash property, plant and equipment purchases financed through capital lease obligations	848	--	--
Total capital expenditures	7,895	951	122

The following schedule reflects capital expenditures by type of expenditure:

	(in thousands)
	Nine months ended September 30,
	2006	2007	2007
	HK$	HK$	US$

Capital expenditures for purchase of property, plant and equipment	--	951	122
Capital expenditures for maintenance and updating existing centers and corporate office	7,895	--	--
Total capital expenditures	7,895	951	122

Net cash (used in) provided by financing activities, which mainly include bank loan repayments and proceeds from new bank loans, were HK$(4,714,000) (US$(604,000)) and HK$2,621,000 (US$337,000) in the nine-month periods ended September 30, 2006 and 2007, respectively.

During the nine-month period ended September 30, 2007, the Company issued 1,520,000 shares of common stock in exchange for consultancy services.

During the nine-month period ended September 30, 2007, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material. The Company's long-term loan bears interest rate varying from 4.05% to 4.1% per annum. The total balance outstanding as of September 30, 2007 on such loan was HK$11,760,000 (US$1,508,000). The last repayment on the loan is due in 2026.

During the nine-month period ended September 30, 2007, the Company has no material purchases of investments.

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

ITEM 4 - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of September 30, 2007, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the period ended September 30, 2007, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

PHYSICAL PROPERTY HOLDINGS INC.
(Registrant)

Date: November 14, 2007	/s/ Ngai Keung Luk
Ngai Keung Luk,
Chairman and Chief Executive Officer

Date: November 14, 2007	/s/ Darrie Lam
Darrie Lam,
Chief Financial Officer