Form 10-K
period 2007-12-31
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2008-04-14
CIK 1048055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from ____________ to ____________

Commission file number 026573

PHYSICAL PROPERTY HOLDINGS INC.
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
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

State issuer's revenues for its most recent fiscal year: $93,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 14, 2008 was $495,128 based upon the average of the last available bid and asked price of the Common Stock of $0.10 as of April 14, 2008.

The number of shares outstanding of the registrant's common stock as of April 14, 2008: 28,329,353 shares, $.001 Par Value.

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

ITEM 1. BUSINESS

BACKGROUND OF THE COMPANY

Physical Property Holdings Inc. (formerly known as Physical Spa & Fitness Inc.) (the “Company”), through its predecessor companies and its subsidiaries, was an established commercial operator of fitness and spa centers in Hong Kong and China since 1986. The Company operated seventeen facilities: thirteen in Hong Kong and five in China (including one in Macau). In addition, the Company was appointed by an outside investor to manage a fitness and spa center in Dalian, China. The Company also granted the use of the trade name to a third party for operating a fitness and spa center in Hangzhou, China.

The Company was incorporated on September 21, 1988 in the state of Delaware under the name of "Foreclosed Realty Exchange, Inc", a development stage company seeking acquisitions with no material assets or liabilities. Prior to acquisition of Physical Beauty & Fitness Holdings Limited, a British Virgin Islands corporation ("Physical Limited"), the Company had no revenue producing operations, but planned to enter into joint ventures and/or acquisitions originally in the area of real estate, to expand its operations. In October, 1996, the Company closed a transaction with Ngai Keung Luk (“Mr. Luk”), a 100% shareholder of Physical Limited, whereby the Company entered into a Share Exchange Agreement with Mr. Luk, pursuant to which the Company issued 8,000,000 pre-split (6,000,000 post-split) shares of its Common Stock to Mr. Luk in exchange for all of the outstanding shares of Physical Limited (the "Closing").  At the Closing, the then current management of the Company resigned and was replaced by the current management of the Company.

On October 31, 2006, the Company entered into two material definitive agreements: (a) a Share Exchange Agreement (the “Share Exchange Agreement”) with Mr. Luk, the Chairman, CEO, and a majority shareholder of the Company, pursuant to which Mr. Luk agreed to transfer 100% of the shares which he owned of Ableforce International Limited, a British Virgin Islands corporation (“Ableforce”), to the Company in exchange for the issuance by the Company to Mr. Luk of 12,000,000 shares of our common stock, $0.001 par value, and the issuance of an additional 3,328,070 shares of common stock as the repayment of amounts due to Mr. Luk on Ableforce’s books and records as of September 30, 2006, or a total of 15,328,070 shares of common stock.  Ableforce is primarily engaged in the real estate business in Hong Kong, and through Good Partner Limited, its wholly-owned subsidiary, owns five residential apartments that it leases to tenants; and (b) a Disposal Agreement  (the “Disposal Agreement”), with Mr. Luk, pursuant to which the Company agreed to transfer to Mr. Luk the sole outstanding common shares of Physical Limited, which is a holding company for subsidiaries that operate fitness and spa centers located in Hong Kong and the People’s Republic of China (including one in Macau), in exchange for the indemnification of the Company by Mr. Luk for all liabilities associated with the operations and assets of Physical Limited.  The transactions contemplated by the Share Exchange Agreement were consummated on February 5, 2007 and the transactions contemplated by the Disposal Agreement were consummated on February 27, 2007.  As a result of the transactions contemplated by the Disposal Agreement, including the sale of the stock of Physical Limited, the Company is no longer engaged in the fitness and spa center business, and owns and operates residential apartments.  Mr. Luk continues to own 100% of the stock of Physical Limited and plans to continue to operate the spa and fitness centers.  In addition, the Company changed its name to Physical Property Holdings Inc. on March 5, 2007.  Reference is made to a Definitive Information Statement on Schedule 14C, which was filed with the Commission on February 2, 2007 for additional details concerning these matters.

The Company continued to engage in the spa and fitness business during the first quarter of fiscal 2007, until February 27, 2007, when the transactions contemplated by the Disposal Agreement were consummated. Accordingly, the Company’s results of operations included in this Annual Report on Form 10-K do not include the results of operations of the disposed businesses after such date.

On February 5, 2007, the transactions contemplated by the Share Exchange Agreement were consummated, resulting in the Company’s acquisition of all of the issued and outstanding shares of common stock of Ableforce.  As discussed above, Ableforce, through its wholly-owned subsidiary Good Partner Limited, owns five residential apartments located in Hong Kong.  The results of operations of Ableforce after the closing are reflected on the Company’s financial statements for the year ended December 31, 2007.

The Company had twenty-seven subsidiaries (including Ableforce International Limited and Good Partner Limited) organized under the laws of Hong Kong, mainland China, Macau and the British Virgin Islands until the closing of the Disposal Agreement on February 27, 2007. At such time, it had and currently has two subsidiaries, which are Ableforce International Limited and its wholly-owned subsidiary Good Partner Limited.  Ableforce is organized and existing under the laws of the British Virgin Islands, and Good Partner is organized and existing under the laws of Hong Kong.

In accordance with the requirements of the Statement of Financial Accounting Standards No. 141 and indication from SEC staff as referred to EITF Abstracts Issue No.02-05, the acquisition of the stock of Ableforce pursuant to the Share Exchange Agreement has been accounted for as a merger of the Company with Ableforce since the business combination is being effected through the transfer of assets to the Company in a share exchange.

In accordance with the requirements of generally accepted accounting practices, the transactions contemplated by the Disposal Agreement have been accounted for in the accounting records of the Company as a contribution from the majority stockholder.  As set out in note 11 to the audited financial statements, the Company recorded a credit to additional paid-in capital to the extent that the consideration received by the Company relating to these transactions was higher than the net book values of these assets as reflected in the accounting records of the Company as at the date of the Disposal Agreement. As a result of the merger, the comparative figures of 2005 and 2006 in the audited financial statements for the year ended December 31, 2007 would be different with those presented in the audited financial statements in the respective years.

THE COMPANY'S BUSINESS

BUSINESS DEVELOPMENT

Upon consummation of the two definitive agreements as mentioned above, the Company engages in the business of buying, investing in, selling, renovating, and renting real estate, exclusively in the Hong Kong SAR of the People’s Republic of China.  The Company has never been the subject of any bankruptcy or receivership proceeding.  It has had no material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets except the purchase of 5 residential units located in The Metropolis Residence, No. 9 Metropolis Drive, Hunghom, Hong Kong.

THE APARTMENTS AT THE METROPOLIS RESIDENCE

The properties were acquired on September 8, 2003 at a total consideration of HK$12,435,000, with an average purchase price of approximately HK$2.5 million for each unit.  They have been held for investment purposes.

Currently all 5 units have been leased on a term of two years.  Monthly rentals vary from HK$11,000 to HK$14,500.  The tenants have a variety of occupations, including merchants and senior executives.

The units are managed by Citybase Property Management Ltd. which is a wholly-owned subsidiary of Cheung Kong Holdings, an unrelated public company listed on the Hong Kong Stock Exchange.

OVERVIEW OF MARKET AREA

The properties occupy a pre-dominant position in the Kowloon traffic hub. They are located opposite to the Mass Transit Railway Station in Hunghom, providing the tenants with convenient access to other Kowloon districts and Mainland China.  The properties are located beside the Harbour Plaza Metropolis Hotel where the tenants have access to gymnasium, sauna, and swimming pool facilities.

The city of Hunghom, Hong Kong lies on the outskirts of Kowloon peninsula, near the exit of the Cross Harbour Tunnel.  The estimated population of Hunghom in 2007 was approximately 15,000, and the estimated population of Hong Kong in 2007 was approximately 7 million.

The economy in the Company’s primary market area enjoys the presence of large employers such as Hutchison Estate Agents Limited, a member of the Hutchison Whampoa Property Group.  Other employment and economic activity is provided by The Cross-Harbour Tunnel, The Hong Kong Polytechnic University, and a variety of wholesale and retail trade businesses.

The Company estimated that total floor area under potential development to the Hunghom district could reach at least 4 million square feet including the area of The Metropolis Residence.  The development could be a complex consisting exhibition stadium, shopping mall, hotel, and office which collectively maximize the opportunities of business between Hong Kong and Mainland China. However, there is no assurance that such plan will be implemented.

These market factors form the setting in which the Company plans to execute its business model.

THE COMPANY’S PLAN TO ACQUIRE OTHER RENTAL PROPERTIES

The Company’s business plan is to buy more rental properties that management believes are undervalued, compared to their cash flows and estimated resale value.  Its strategy is to identify rental properties with a favorable purchase price relative to their market value, as well as positive cash flow.  The Company plans to buy properties primarily leased to residential tenants.  It is prepared to make some improvements to its properties, so that it can increase occupancy, improve cash flows, and enhance potential resale value.

The success of the Company will be dependent upon implementing its plan of operations and the risks associated with its business plans. The Company operates primarily in the Hong Kong SAR of the People’s Republic of China.  It plans to strengthen its position in this market. It also plans to expand its operations through its acquisition and improvement of real estate.

The Company presently owns five residential rental units in the Metropolis Residence. The Chairman of the Company, Mr. Luk, has previously owned and operated other residential real estate properties, and he is also the Chairman of Physical Beauty & Fitness Holdings Limited, a company that leases premises for the provision of spa and fitness facilities to the public. He has experience in the real estate business. The Company anticipates that it will continue to locate and negotiate for the purchase of additional properties. It hopes to acquire additional real estate in the next 12 months, and to utilize the proceeds from the resale of those properties, along with their revenues, to pay its operating costs for the next twelve months; however, there are no assurances that this revenue will be sufficient to cover the Company’s operating costs. Accordingly, if its revenues are not sufficient, the Company will rely upon capital infusions from Mr. Luk, however, there are no assurances that Mr. Luk will have sufficient funds to provide such capital infusions.  He has made no assurance of the minimum or maximum he could provide.

The Company plans to acquire a critical mass of residential real estate properties first, and then consider entry on an opportunistic basis into other segments of the real estate market, such as the office market or the industrial/office market.

PROPERTY LOCATION PROCEDURES

The Company plans to conduct a preliminary analysis that consists of:

•	Reviewing real estate sales information provided by local realtor associations. The information that would weigh in favor of proceeding with a property acquisition would be:

o	High volume of real estate sales within the specific area
o	New schools and major commercial developments in the area
o	Improved state and city roads in the area

The information that would weigh against the Company’s proceeding with a property acquisition would be:

o	Hazardous waste in the area
o	High crime in the area
o	Overcrowding in the area

The data that it analyzes to determine whether to purchase properties are:

•	Demographic data that suggests increased demand in a specific area. The data that would weigh in favor of the Company’s proceeding with a purchase would be:

o	Increase in industrial activity such as a major corporation moving into the area creating new jobs and increasing residential housing demand
o	Increase in the population’s median income levels for a certain area
o	Low crime rate in the area

•	Demographic data that would weigh against a purchase would be:

o	Migration of industrial companies outside the area
o	Decrease in income levels
o	High crime rate in the area

In order to determine and evaluate the fastest growing areas, the Company will obtain reports from report surveys and reporting companies.  These reports will provide detailed information that we will then study to determine where the good areas of growth are.

DETAILED MARKET AND FINANCIAL ANALYSIS

The Company will perform detailed market and financial analysis regarding each property it decides to review for purchase so as to determine whether the specific location is appropriate for acquisition and development.  That detailed information will include the following:

•	Number of properties on the market.
•	Number of properties sold in the past 12 months.
•	Sales prices asked per property.
•	Sales price sold per property.
•	Total square footage and acreage per property
•	Total number of units per property.
•	Total number of pending closings per property.

PURCHASE PROCEDURES

Once the Company has located a property that it may want to purchase, it will ascertain whether the owner is willing to sell the property. The Company will then negotiate a purchase price and ask the following questions of the prospective seller and/or obtain answers from third parties:

•	When does the owner want to sell and close? Favorable conditions the Company will look for regarding this factor are:

o	The seller is willing and able to sell within a six-month period.
o	Typically, the timing and motivation of sellers to enter into contract to sell may include several factors such as: estate planning, gifts to family, age, health and other personal factors.

•	How much will the owner sell the property for? Favorable conditions the Company will look for regarding this factor are:

o	The price is below market value. The Company determines market value through appraisals and comparable sales reports in the area.
o	With respect to price, the Company would also consider value trends, such as historical yearly increases in property values.

•	Are there any defects on the title? Favorable conditions the Company will look for regarding this factor are:

o	No liens and/or encumbrances.
o	The buyer is able to deliver a clean title within the time the Company would like to close.

•	Does the landlord have title insurance on the property? Favorable conditions the Company will look for regarding this factor are:

o	The landlord has title insurance on the property.
o	The landlord is able to secure title insurance on the property.
o	The Company would be able to obtain title insurance on the purchased property.

The Company will obtain the following documents from the seller during its due diligence on the property:

•	General maps;
•	Environmental reports;
•	Copies of existing zoning maps and regulations;
•	Conduct land inspection procedures;
•	Proposed zoning regulations;
•	Deeds;
•	Title insurance; and
•	Tax bills.

The Company will then verify the accuracy of these documents and determine how the information contained in the documents impacts the property that it is considering to purchase.

THE COMPANY’S FINANCING PROCEDURES

The Company will attempt to obtain financing from local banks doing business within the area where it is attempting to purchase property. The Chairman, Mr. Luk, has, in the past, personally guaranteed repayment of debt for property purchases along with necessary corporate guarantees, and the Company plans to use such guarantees in the future, if necessary; however, there are no assurances that Mr. Luk, or the Company, will be in a financial position to do so.  The Company does not have any written agreements now or in the past with Mr. Luk, obligating him to guarantee repayment of future debt or any other obligations.  Mr. Luk is not otherwise under any legal obligation to provide the Company with capital. The Company hopes to leverage the property with a financial institution or private lender so that funds are available for additional purchases, based on using the property as collateral.

The procedures for obtaining financing are as follows:

1.	File loan application.
2.	Credit checks, property appraisal done.
3.	Loan documents drafted.
4.	Down payment made that is typically approximately 5 to 10% of the appraised value.
5.	Institution lends funds for the balance, less certain transaction fees that are typically between approximately 2 to 3%.
6.	A lien is then filed with the appropriate recorder’s office.

There are no assurances that the Company’s financing procedures will be adequate to secure the funds needed to sustain its operations.

DISTRIBUTION

The Company has no distribution agreements in place with anyone.  It plans to sell the properties it acquires primarily through direct selling efforts involving established real estate brokers and property managers and corporations that may have a need for residential and/or commercial real estate.  The Company plans to contract with real estate brokers, sub-contractors and other agents to assist in it on a project-by-project basis.

NEW PRODUCTS OR SERVICES

The Company currently has no new products or services announced to the public.  It will make public announcements in the future upon entering into material contracts to acquire any new real estate projects.

COMPETITIVE BUSINESS CONDITIONS

The Company faces significant competition both in acquiring rental properties and in attracting renters.  The Company’s primary market area of residential multi-family unit rentals is highly competitive, and the Company faces direct competition from a significant number of landlords, many with a local or regional presence and, in some cases, an international presence.  Many of these landlords are significantly larger and have greater financial resources than the Company.  The Company’s competition for renters comes from newer built apartment complexes as well as older apartment buildings.

In addition, the Company faces significant competition from home builders and land developers, because many renters have moved out of the rental market into single-family homes due to recent mortgage interest rates, which have reached lows in some cases. Throughout Hong Kong and mainland China there are over 10 major land developers. These developers have greater financial resources than the Company and are better poised for market retention and expansion than the Company is. Specifically, the Company’s competition with regional and international homebuilders is as follows:

•	Henderson Land – Founded in 1976, it is one of the largest producers of new homes in Hong Kong.
•	Sun Hung Kai Properties – Incorporated in 1972, it has established itself as Hong Kong’s largest producer of private homes.

These regional and international homebuilders purchase land or lots of vacant land parcels to build multi-family buildings housing condominiums and apartments, often in connection with nearby shopping centers and commercial buildings. These homebuilders have substantial resources to enable them to buy the land and build multi-family buildings for resale.

These builders engage in new construction and have greater financial resources than the Company does.  In addition, these companies have greater operational resources because they are able to perform a variety of development tasks themselves.  These companies purchase vacant land tracts and perform all the work necessary to construct the buildings, such as land clearing and road development and then construct the buildings themselves. In contrast, the Company does not have the financial or operational resources to perform these tasks. These regional and international builders are better equipped to acquire tracts of land equipped with these capabilities due to their operational and financial superiority over the Company.

The Company has no competitive advantages over any of the individuals and/or companies against whom it competes. It has significantly less capital, assets, revenues, employees and other resources than its local and/or national competition.  There are no barriers to entry into this market.

INTELLECTUAL PROPERTY

At present, the Company does not have any patents, trademarks, licenses, franchises, concessions, and royalty agreements, labor contracts or other proprietary interests.

GOVERNMENT REGULATION ISSUES

None.

RESEARCH AND DEVELOPMENT

The Company has spent no funds on research and development.

EMPLOYEES

Presently, the Company has no employees, other than its Chairman, Mr. Luk.  It does not have an employment agreement with Mr. Luk.  The Company does not anticipate hiring any additional employees in the next 12 months.

ITEM 2. PROPERTIES

As mentioned above, the Company controls of five residential units located in The Metropolis Residence, No. 9 Metropolis Drive, Hunghom, Hong Kong. They are rental units.

The Company’s office occupies space at 23/F, AIA Tower, No. 183 Electric Road, North Point, Hong Kong.  The rental expense is waived by the tenant, namely Global Fitness Management Limited, which is a company owned by Mr. Luk.

Management believes that the existing facility of the Company is adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, although there is no assurance that future terms would be as favorable as the current terms.

ITEM 3. LEGAL PROCEEDINGS

There are no pending material legal proceedings to which the Company or any of its properties is subject, nor to the knowledge of the Company, are any such legal proceedings threatened, except as described below.

In addition, on or about October 22, 2007, the Securities and Exchange Commission (the “SEC”) sent a “voluntary request letter” for certain information about a company known as Score One Inc, which had been the subject of a spam email campaign, and for information about various matters concerning individuals allegedly connected with this company.

Subsequently, on or about January 11, 2008, the SEC sent a subpoena to the Company for additional information concerning Score One Inc. and about allegedly connected individuals. Management of the Company has retained counsel and is in the process of dealing with the subpoena.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the Company's fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDE MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock has been listed on the Bulletin Board of the NASDAQ's over-the-counter market under the symbol PPYH (formerly known as PFIT), since December, 1996, but has been traded only sporadically. As of December 31, 2007, the 52-week trading range was between $0.15 to $1.10 per share. The last reported sale was on March 24, 2008 at $0.10 per share. The reported sporadic sales in the fiscal year 2007 are set forth below. Quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

Date	Open	High	Low	Close

Jan 2007	0.15	0.26	0.15	0.25
Feb 2007	0.25	0.25	0.20	0.25
Mar 2007	0.25	0.30	0.25	0.30
Apr 2007	0.30	0.30	0.25	0.25
May 2007	0.25	0.30	0.25	0.25
Jun 2007	0.25	0.25	0.15	0.15
Jul 2007	0.15	0.19	0.15	0.19
Aug 2007	0.19	0.25	0.15	0.15
Sep 2007	0.25	1.10	0.25	0.40
Oct 2007	0.30	0.39	0.25	0.34
Nov 2007	0.34	0.34	0.30	0.31
Dec 2007	0.28	0.31	0.28	0.28
[SOURCE: Reuters]

As of December 31, 2007, there were approximately 607 shareholders of record of the Company's Common Stock.

DIVIDEND POLICY

The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. The following table summarizes certain selected financial data of the Company for the fiscal years ended December 31, 2003 through December 31, 2007. The data has been derived from Consolidated Financial Statements (audited) included in Item 8 of this Report except that the balance sheet data for the fiscal years prior to 2006 reflects the discontinued operations only.

Consolidated Statements of Operations Data
(Amounts in thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2003	2004	2005	2006	2007	2007
	HK$	HK$	HK$	HK$	HK$	US$
CONTINUING OPERATIONS
OPERATING REVENUES
Rental income	--	--	--	773	729	93

OPERATING EXPENSES
Salaries and commissions	--	(135)	--	--	--	--
Rent and related expenses	--	(180)	(122)	(129)	(110)	(14)
Depreciation	--	(298)	(298)	(284)	(284)	(36)
Other selling and administrative expenses	--	(118)	(89)	(186)	(3,505)	(450)
Total operating expenses	--	(731)	(509)	(599)	(3,899)	(500)

(LOSS) INCOME FROM OPERATIONS	--	(731)	(509)	174	(3,170)	(407)

NON-OPERATING (EXPENSES) INCOME
Other income, net	--	43	--	--	106	14
Interest expenses	--	(253)	(402)	(577)	(497)	(64)
Total non-operating expenses	--	(210)	(402)	(577)	(391)	(50)

LOSS BEFORE INCOME TAXES	--	(941)	(911)	(403)	(3,561)	(457)
Provision for income taxes	--	--	--	--	--	--

LOSS FROM CONTINUING OPERATIONS	--	(941)	(911)	(403)	(3,561)	(457)

DISCONTINUED OPERATIONS
NET (LOSS) INCOME ATTRIBUTABLE TO DISCONTINUED OPERATIONS	(44,968)	1,394	(55,946)	(38,485)	(8,649)	(1,109)

NET (LOSS) INCOME AND TOTAL COMPREHENSIVE (LOSS) INCOME	(44,968)	453	(56,857)	(38,888)	(12,210)	(1,566)

(Loss) Earning per share of common stock	(4.50)	0.05	(5.69)	(3.75)	(0.49)	(0.06)
Weighted average number of shares of common stock outstanding	10,000,000	10,000,000	10,000,000	10,370,321	25,141,341	25,141,341

Balance Sheet Data
Current assets	64,225	55,182	74,464	76,293	3,376	433
Total assets	314,886	280,192	251,750	231,761	14,667	1,880
Current liabilities	250,694	206,567	204,299	195,672	1,179	151
Long-term obligations other than finance leases	11,772	638	--	9,291	11,660	1,495
Working capital	(186,469)	(151,385)	(129,835)	(119,379)	2,197	282
Obligations under finance leases-non current	716	--	119	114	--	--
Deferred taxation	2,746	2,202	--	--	--	--
Minority interests	7,230	7,010	6,156	452	--	--
Stockholders' equity (deficit)	36,289	37,682	(17,600)	(55,138)	2,263	290

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with "Selected Income Data" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Overview

The Company was historically an established commercial operator through its subsidiaries of fitness and spa centers in Hong Kong and China since 1986. The Company operated seventeen facilities:  thirteen in Hong Kong and four in China (including one in Macau). In addition, the Company was appointed by an outside investor to manage a fitness and spa center in Dalian, China. The Company also granted the use of the trade name to a third party for operating a fitness and spa center in Hangzhou, China.

On October 31, 2006, the Company entered into two material definitive agreements: (a) a Share Exchange Agreement (the “Share Exchange Agreement”) with Mr. Ngai Keung Luk, the Chairman, CEO, and a majority shareholder of the Company (“Mr. Luk”), pursuant to which Mr. Luk agreed to transfer 100% of the shares which he owned of Ableforce International Limited, a British Virgin Islands corporation (“Ableforce”), to the Company in exchange for the issuance by the Company to Mr. Luk of 12,000,000 shares of our common stock, $0.001 par value, and the issuance of an additional 3,328,070 shares of common stock as the repayment of amounts due to Mr. Luk on Ableforce’s books and records as of September 30, 2006, or a total of 15,328,070 shares of common stock.  Ableforce is primarily engaged in the real estate business in Hong Kong, and through Good Partner Limited, its wholly-owned subsidiary, owns five residential apartments that it  leases to tenants; and (b) a Disposal Agreement  (the “Disposal Agreement”), with Mr. Luk, pursuant to which the Company agreed to transfer to Mr. Luk the sole outstanding common share of Physical Limited, which is a holding company for subsidiaries that operate fitness and spa centers located in Hong Kong and the People’s Republic of China (including one in Macau), in exchange for the indemnification of the Company by Mr. Luk for all liabilities associated with the operations and assets of Physical Limited.  The transactions contemplated by the Share Exchange Agreement were consummated on February 5, 2007 and the transactions contemplated by the Disposal Agreement were consummated on February 27, 2007.  As a result of the transactions contemplated by the Disposal Agreement, including the sale of the stock of Physical Limited, the Company is no longer engaged in the fitness and spa center business, and owns and operates residential apartments.  Mr. Luk continues to own 100% of the stock of Physical Limited and plans to continue to operate the spa and fitness centers. In addition, the Company changed its name to Physical Property Holdings Inc. on March 5, 2007.  Reference is made to a Definitive Information Statement on Schedule 14C, which was filed with the Commission on February 2, 2007 for additional details concerning these matters.

The Company continued to engage in the spa and fitness business during the first quarter of fiscal 2007, until February 27, 2007, when the transactions contemplated by the Disposal Agreement were consummated. Accordingly, the Company’s results of operations included in this Annual Report on Form 10-K do not include the results of operations of the disposed businesses after such date.

On February 5, 2007, the transactions contemplated by the Share Exchange Agreement were consummated, resulting in the Company’s acquisition of all of the issued and outstanding shares of common stock of Ableforce.  As discussed above, Ableforce, through its wholly-owned subsidiary Good Partner Limited, owns five residential apartments located in Hong Kong.  The results of operations of Ableforce after the closing are reflected on the Company’s financial statements for the year ended December 31, 2007.

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

The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

	Years Ended December 31,
	2005	2006	2007

Operating revenues	0.00%	100.00%	100.00%

Total operating expenses	N/A	77.49%	534.84%

Income (Loss) from operations	N/A	22.51%	(434.84%)

Loss before income taxes	N/A	(52.13%)	(488.48%)

Provision for income taxes	N/A	0.00%	0.00%

Net loss attributable to discontinued operations	N/A	(4,978.65%)	(1,186.42%)

Net loss	N/A	(5,030.79%)	(1,674.90%)

FISCAL YEAR ENDED DECEMBER 31, 2007 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2006

OPERATING REVENUES. Operating revenues for the fiscal year ended December 31, 2007 totaled HK$729,000 (US$93,000) compared to HK$773,000 (US$99,000) of last year. This represented a decrease of 6% mainly due to competitive rent offered to new tenants in line with market.

OPERATING EXPENSES. The Company's operating expenses totaled HK$3,899,000 (US$500,000), or 535% of operating revenues, for the fiscal year ended December 31, 2007, compared to HK$599,000 (US$77,000), or 77% of operating revenues, for the year ended of 2006. This represented an increase of HK$3,300,000 (US$423,000) or 551% mainly due to recognition of management consultancy services of HK$3,077,000 (US$394,000) for the fiscal year ended December 31, 2007.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the fiscal year ended December 31, 2007 totaled HK$391,000 (US$50,000) compared to HK$577,000 (US$74,000) in 2006. This represented a decrease of 32% mainly due to receipt of cash rebate in relation to re-financing arrangement with a bank.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the fiscal year ended December 31, 2007 in view of the losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$12,210,000 (US$1,566,000) for the fiscal year ended December 31, 2007, compared to a net loss and total comprehensive loss of HK$38,888,000 (US$4,986,000) for 2006.  This represented a decrease of HK$26,678,000 (US$3,420,000) following a substantial change in the Company’s structure and the principal activities from fitness and spa businesses to properties investments.

FISCAL YEAR ENDED DECEMBER 31, 2006 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2005

OPERATING REVENUES. Operating revenues for the fiscal year ended December 31, 2006 totaled HK$773,000 (US$99,000) compared to zero revenues of last year. This represented an increase of 100% being the rental income on the apartments.

OPERATING EXPENSES. The Company's operating expenses totaled HK$599,000 (US$77,000), or 77% of operating revenues, for the fiscal year ended December 31, 2006, compared to HK$509,000 (US$65,000) for the year of 2005. This represented an increase of HK$90,000 (US$12,000) mainly due to higher audit fee incurred.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the year of 2006 totaled HK$577,000 (US$74,000) compared to total non-operating expenses of HK$402,000 (US$52,000) for 2005. This represented an increase of 44% mainly due to higher interest expenses.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the year in view of the losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has suffered a net loss and total comprehensive loss of HK$38,888,000 (US$4,986,000) for the fiscal year ended December 31, 2006, compared to a net loss and total comprehensive loss of HK$56,857,000 (US$7,289,000) for 2005, representing a decrease of 32% following a substantial change in the Company’s structure and the principal activities from fitness and spa businesses to properties investments.

FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004

OPERATING REVENUES. The Company has not earned operating revenues on its continuing operations during the fiscal years ended December 31, 2005 and 2004.

OPERATING EXPENSES. The Company's operating expenses for the fiscal year ended December 31, 2005 totaled HK$509,000 (US$65,000) compared to HK$731,000 (US$94,000) in the fiscal year ended December 31, 2004. This represented a decrease of HK$222,000 (US$29,000) mainly due to saving in salaries.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the fiscal year ended December 31, 2005 totaled HK$402,000 (US$52,000) compared to HK$210,000 (US$27,000) in the fiscal year ended December 31, 2004. This represented an increase of 91% primarily due to higher interest expenses.

PROVISION FOR INCOME TAXES. No income taxes were provided for the years of 2005 and 2004 because of losses incurred.

NET (LOSS) INCOME AND TOTAL COMPREHENSIVE (LOSS) INCOME. The Company had incurred a net loss and total comprehensive loss of HK$56,857,000 (US$7,289,000) for the fiscal year ended December 31, 2005, compared to a net income and total comprehensive income of HK$453,000 (US$58,000) for 2004 due to significant losses attributable to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through cash generated from operations and long-term bank loans.

Cash and cash equivalent balances for the fiscal years ended December 31, 2007 and December 31, 2006 were HK$2,549,000 (US$327,000) and HK$2,436,000 (US$312,000), respectively.

Net cash provided by operating activities were HK$5,366,000 (US$688,000), HK$20,703,000 (US$2,654,000), and HK$21,986,000 (US$2,819,000) for fiscal years 2007, 2006, and 2005 respectively. The Company's operating activities are historically financed by cash flows from operations.

Net cash used in investing activities were HK$7,733,000 (US$991,000), HK$17,468,000 (US$2,239,000), and HK$13,462,000 (US$1,726,000) for fiscal years 2007, 2006, and 2005 respectively, primarily as a result of expenditures for property, plant and equipment and disposal of subsidiaries.

Net cash provided by (used in) financing activities, which mainly include bank loan repayments, net of proceeds from new bank loans, were HK$2,480,000 (US$319,000), HK$(3,338,000) (US$(428,000)), and HK$(7,679,000) (US$984,000) for fiscal years 2007, 2006, and 2005 respectively.

During the fiscal year ended December 31, 2007, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies.

Consistent with the general practice of the lessors of residential apartments, the Company receives monthly rentals which are due on the first day of each billing period and are non-refundable. This practice creates working capital that the Company generally utilizes for working capital purposes.

The Company's trade receivable balance at December 31, 2007, was HK$22,000 (US$3,000) which is due by a tenant for late payment. The rent was recovered in full in January, 2008. The Company obtains rental deposits from its tenants and has never experienced any significant problems with collection of accounts receivable. No provision for doubtful receivables is therefore made for the year under review.

No capital expenditures were incurred on the continuing operations for fiscal years 2007, 2006 and 2005.

The Company had net current asset of [HK$2,197,000 (US$282,000)] and total stockholders’ equity of HK$2,263,000 (US$290,000) as of December 31, 2007. Management believes that cash flow generated from the operations of the Company, the tight cost and cash flow control measures and the existing and additional credit facilities to be sought should be sufficient to satisfy the working capital requirement of the Company for at least the next 12 months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the operations of the Company are solely operated in Hong Kong, they are subject to similar considerations and risks typically associated with investments in real estate market of United States and Western European companies. These include risks associated with, among others, interest rate and liquidity risk. These are described further in the following:

INTEREST RATE RISK

The Company’s exposure to the risk of changes in market interest rates relates primarily to its long term debt obligations with a floating interest rate.  The Company monitors the movement of interest rates on an ongoing basis and evaluates the exposure and the costs of available hedging for its debt obligations.

LIQUIDITY RISK

The Company’s objective is to maintain a balance between continuity of funding and flexibility through the use of its available cash and banking facilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company required to be included in Item 8 are set forth in the Financial Statements Index.

Page

Report of Independent Registered Public Accounting Firm	14

Consolidated Statements of Operations for the years ended December 31, 2005, 2006 and 2007	15

Consolidated Balance Sheets as of December 31, 2006 and 2007	16 - 17

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2006 and 2007	18

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2005, 2006 and 2007	19

Notes to Financial Statements	20 - 28

The financial statements are attached hereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Physical Property Holdings Inc.
(formerly known as Physical Spa & Fitness Inc.)

We have audited the accompanying consolidated balance sheets of Physical Property Holding Inc. (formerly known as Physical Spa & Fitness Inc.) (a Delaware Corporation) and its subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with United States generally accepted accounting principles.

/s/ Mazars CPA Limited
MAZARS CPA LIMITED
Certified Public Accountants
Hong Kong

Date: April 14, 2008

Physical Property Holdings Inc. and Subsidiaries
(formerly known as Physical Spa & Fitness Inc.)
Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)

		Year ended December 31
		2007	2007	2006	2005
	Note	US$	HK$	HK$	HK$

Continuing operations
Operating revenues
Rental income		93	729	773	-

Operating expenses
Rent and related expenses		(14)	(110)	(129)	(122)
Depreciation		(36)	(284)	(284)	(298)
Other selling and administrative expenses		(450)	(3,505)	(186)	(89)

Total operating expenses		(500)	(3,899)	(599)	(509)

(Loss) Income from operations		(407)	(3,170)	174	(509)

Non-operating income (expenses)
Other income, net		14	106	-	-
Interest expenses		(64)	(497)	(577)	(402)

Total non-operating expenses		(50)	(391)	(577)	(402)

Loss before income taxes		(457)	(3,561)	(403)	(911)

Provision for income taxes	7	-	-	-	-

Loss from continuing operations		(457)	(3,561)	(403)	(911)

Discontinued operations
Net loss attributable to discontinued operations	4	(1,109)	(8,649)	(38,485)	(55,946)

Net loss and total comprehensive loss		(1,566)	(12,210)	(38,888)	(56,857)

Loss per share of common stock - Basic and diluted		(0.06)	(0.49)	(3.75)	(5.69)

Weighted average number of shares of common stock outstanding		25,141,341	25,141,341	10,370,321	10,000,000

The financial statements should be read in conjunction with the accompanying notes.

Physical Property Holdings Inc. and Subsidiaries
(formerly known as Physical Spa & Fitness Inc.)
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

		As of December 31
	Note	2007	2007	2006
		US$	HK$	HK$
ASSETS

Current assets
Cash and bank balances		327	2,549	2,436
Marketable securities, collateralized		-	-	1,750
Trade receivables		3	22	19,067
Other receivables		-	-	8,396
Rental and utility deposits		3	26	32,983
Prepayments to vendors and suppliers and other current assets		100	779	6,753
Inventories		-	-	2,814
Income taxes recoverable		-	-	2,094

Total current assets		433	3,376	76,293

Marketable securities, collateralized		-	-	990
Bank deposits, collateralized		10	80	10,543
Due from a stockholder		-	-	4,557
Property, plant and equipment, net	5	1,437	11,211	132,587
Goodwill, net		-	-	6,791

Total assets		1,880	14,667	231,761

The financial statements should be read in conjunction with the accompanying notes.

Physical Property Holdings Inc. and Subsidiaries
(formerly known as Physical Spa & Fitness Inc.)
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

		As of December 31
	Note	2007	2007	2006
		US$	HK$	HK$
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Short-term bank loans		-	-	6,170
Long-term bank loans - current portion	6	56	435	1,536
Trade payables		-	-	2,878
Other payables	8	27	213	50,718
Obligations under capital leases - current portion		-	-	568
Deferred income - current portion		-	-	124,301
Deferred liabilities - current portion		-	-	1,649
Income taxes payable		-	-	248
Taxes other than income		-	-	7,604
Due to a stockholder		68	531	-

Total current liabilities		151	1,179	195,672

Deferred income - non-current portion		-	-	78,463
Deferred liabilities - non-current portion		-	-	4,443
Obligations under capital leases - non-current portion		-	-	114
Long-term bank loans – non-current portion	6	1,439	11,225	7,755
Minority interests		-	-	452

Commitments and contingencies	9

Stockholders' equity (deficit)
Common stock, par value of US$0.001 each, 100 million shares of stock authorized; 28,329,353 (2006: 11,481,283) shares of stock issued and outstanding	10	28	221	90
Additional paid-in capital		9,437	73,608	2,066
Accumulated other comprehensive losses		-	-	2,062
Accumulated losses		(9,175)	(71,566)	(59,356)

Total stockholders’ equity (deficit)		290	2,263	(55,138)

Total liabilities and stockholders' deficit		1,880	14,667	231,761

The financial statements should be read in conjunction with the accompanying notes.

Physical Property Holdings Inc. and Subsidiaries
(formerly known as Physical Spa & Fitness Inc.)
Consolidated Statements of Cash Flows
(Amounts in thousands, except share and per share data)

		Year ended December 31
	Note	2007	2007	2006	2005
		US$	HK$	HK$	HK$

Cash flows from operating activities:
Net loss		(1,566)	(12,210)	(38,888)	(56,857)

Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interests		1	7	(495)	(854)
Depreciation		949	7,402	46,313	58,532
(Gain) Loss on disposal of property, plant and equipment		-	-	(1,187)	3,694

Changes in working capital:
Trade receivables		(224)	(1,747)	(6,128)	(8,915)
Deposits, prepayments and other current assets		477	3,722	5,201	(8,363)
Inventories		21	166	1,678	1,381
Trade and other payables		(1,275)	(9,948)	2,954	(10,844)
Deferred income		2,288	17,849	13,819	51,396
Deferred liabilities		(43)	(338)	(2,601)	(5,035)
Income taxes payable (recoverable)		99	773	142	(161)
Taxes other than income		(39)	(310)	(105)	214
Deferred taxation		-	-	-	(2,202)

Net cash provided by operating activities		688	5,366	20,703	21,986

Cash flows from investing activities:
Acquisition of property, plant and equipment		(122)	(951)	(8,433)	(16,391)
Sales proceeds from disposal of marketable securities		-	-	1,540	-
Sales proceeds from disposal of property, plant and equipment		-	-	1,576	6
(Increase) Decrease in bank deposits, collateralized		(14)	(108)	(1,330)	2,310
Due from a stockholder		(354)	(2,763)	1,179	613
Acquisition of minority shareholder’s interest in a subsidiary		-	-	(12,000)	-
Disposal of subsidiaries	11	(501)	(3,911)	-	-

Net cash used in investing activities		(991)	(7,733)	(17,468)	(13,462)

Cash flows from financing activities:
Settlement of short-term bank loans		(8)	(66)	(2,245)	(6,968)
Proceeds from short-term bank loans		-	-	-	810
Proceeds from long-term bank loans		1,508	11,760	810	-
Repayment of long-term bank loans		(1,147)	(8,947)	(1,334)	(638)
Capital element of capital lease rental payments		(34)	(267)	(569)	(883)

Net cash provided by (used in) financing activities		319	2,480	(3,338)	(7,679)

Net increase (decrease) in cash and cash equivalents		16	113	(103)	845

Cash and cash equivalents at beginning of year		311	2,436	2,484	1,625

Effect of exchange rate changes on cash		-	-	55	14

Cash and cash equivalents at end of year, represented by cash and bank balances		327	2,549	2,436	2,484

The financial statements should be read in conjunction with the accompanying notes.

Physical Property Holdings Inc. and Subsidiaries
(formerly known as Physical Spa & Fitness Inc.)
Consolidated Statements of Cash Flows
(Amounts in thousands, except share and per share data)

	Common stock		Additional paid-in capital	Accumulated profits (losses)	Accumulated other comprehensive losses	Total
	Number	HK$	HK$	HK$	HK$	HK$	US$

Balance as of January 1, 2005	10,000,000	78	-	36,389	161	36,628	4,697

Net loss	-	-	-	(56,857)	-	(56,857)	(7,289)
Foreign currency translation adjustment	-	-	-	-	664	664	84

Balance (Deficit) as of December 31, 2005	10,000,000	78	-	(20,468)	825	(19,565)	(2,508)

Common stocks issued for consultancy services at price of HK$1.4 per share (see note 10)	1,481,283	12	2,066	-	-	2,078	266
Net loss	-	-	-	(38,888)	-	(38,888)	(4,986)
Foreign currency translation adjustment	-	-	-	-	1,237	1,237	159

Balance (Deficit) as of December 31, 2006	11,481,283	90	2,066	(59,356)	2,062	(55,138)	(7,069)

Common stocks issued for acquisition of Ableforce International Limited at price of HK$Nil per share (see note 10)	12,000,000	94	(94)	-	-	-	-

Common stocks issued for repayment of due to a stockholder at price of HK$1.4 per share (see note 10)	3,328,070	26	4,634	-	-	4,660	598

Disposal of Physical Beauty & Fitness Holdings Limited and its subsidiaries (see note 11)	-	-	65,234	-	(2,062)	63,172	8,099

Common stocks issued for consultancy services at price of HK$1.17 per share (see note 10)	1,520,000	11	1,768	-	-	1,779	228

Net loss	-	-	-	(12,210)	-	(12,210)	(1,566)

Balance (Deficit) as of December 31, 2007	28,329,353	221	73,608	(71,566)	-	2,263	290

The financial statements should be read in conjunction with the accompanying notes.

Physical Property Holdings Inc. and Subsidiaries
(formerly known as Physical Spa & Fitness Inc.)
Notes to Financial Statements
(Amounts in thousands, except share and per share data)

1.           ORGANIZATION AND PRINCIPAL ACTIVITIES

Physical Property Holdings Inc. (the “Company”) (formerly known as Physical Spa & Fitness Inc.) was incorporated on September 21, 1988 under the laws of the United States of America.  The Company was incorporated with authorized share capital of 100 million common stocks with par value of US$0.001 each.  70% of the Company’s issued and outstanding common stocks were held by a stockholder (the "Principal Stockholder").  The Company is a U.S. public company listed on the National Association of Securities Dealers Automated Quotation Over-the-Counter Bulletin Board.

2.           BASIS OF PRESENTATION

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The financial statements are presented in Hong Kong dollars which is the Company’s functional currency because the Company’s operations are primarily located in Hong Kong. For illustrative purposes, the exchange rate adopted for the presentation of financial information as of and for the year ended December 31, 2007 has been made at HK$7.8 to US$1.00. No representation is made that the HK$ amount could have been, or could be, converted into United States Dollars at that rate on December 31, 2007 or at any other date.

The Company, through its subsidiaries, engaged in the real estate business by holding five residential apartments in Hong Kong.  Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries.

On October 31, 2006, the Company entered into two material definitive agreements: (a) a Share Exchange Agreement (the “Share Exchange Agreement”) with Mr. Ngai Keung Luk, the Chairman, CEO, and a majority stockholder of the Company (“Mr. Luk”), pursuant to which Mr. Luk agreed to transfer 100% of the shares which he owned of Ableforce International Limited, a British Virgin Islands corporation (“Ableforce”), to the Company in exchange for the issuance by the Company to Mr. Luk of 12,000,000 shares of common stock, $0.001 par value, and the issuance of an additional 3,328,070 shares of common stock as the repayment of amounts due to Mr. Luk on Ableforce’s books and records as of September 30, 2006, or a total of 15,328,070 shares of common stock.  Ableforce is primarily engaged in the real estate business in Hong Kong, and through Good Partner Limited, its wholly-owned subsidiary, owns five residential apartments that it  leases to tenants; and (b) a Disposal Agreement (the “Disposal Agreement”), with Mr. Luk, pursuant to which the Company agreed to transfer to Mr. Luk the sole outstanding common share of Physical Beauty & Fitness Holdings Limited, a British Virgin Islands corporation and wholly owned subsidiary of the Company (“Physical Limited”), which is a holding company for subsidiaries that operate fitness and spa centers located in Hong Kong and the People’s Republic of China (including one in Macau), in exchange for the indemnification of the Company by Mr. Luk for all liabilities associated with the operations and assets of Physical Limited.  The transactions contemplated by the Share Exchange Agreement were consummated on February 5, 2007 and the transactions contemplated by the Disposal Agreement were consummated on February 27, 2007.

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

The Company was engaged in the spa and fitness business during the first quarter of fiscal 2007, until February 27, 2007, when the transactions contemplated by the Disposal Agreement were consummated.  Accordingly, the Company’s results of operations included in these financial statements do not include the results of operations of the disposed businesses after such date.

On February 5, 2007, the transactions contemplated by the Share Exchange Agreement were consummated, resulting in the Company’s acquisition of all of the issued and outstanding shares of common stock of Ableforce.  As discussed above, Ableforce, through its wholly-owned subsidiary Good Partner Limited, owns five residential apartments located in Hong Kong.  The results of operations of Ableforce after the closing are reflected on the Company’s financial statements for the year ended December 31, 2007.

The Company had twenty-seven subsidiaries (including Ableforce International Limited and Good Partner Limited) organized under the laws of Hong Kong, mainland China, Macau and the British Virgin Islands until the closing of the Disposal Agreement on February 27, 2007. At such time, it had and currently has two subsidiaries, which are Ableforce International Limited and its wholly-owned subsidiary Good Partner Limited.  Ableforce is organized and existing under the laws of the British Virgin Islands, and Good Partner is organized and existing under the laws of Hong Kong.

In accordance with the requirements of the Statement of Financial Accounting Standards No. 141 and indication from SEC staff as referred to EITF Abstracts Issue No.02-05, the acquisition of the stock of Ableforce pursuant to the Share Exchange Agreement has been accounted for as a merger of the Company with Ableforce since the business combination is being effected through the transfer of assets to the Company in a share exchange.

In accordance with the requirements of generally accepted accounting practices, the transactions contemplated by the Disposal Agreement have been accounted for in the accounting records of the Company as a contribution from the majority stockholder.  As set out in note 11 to these financial statements, the Company recorded a credit to additional paid-in capital to the extent that the consideration received by the Company relating to these transactions was higher than the net book values of these assets as reflected in the accounting records of the Company as at the date of the Disposal Agreement. As a result of the merger, the comparative figures of 2005 and 2006 in these financial statements would be different with those presented in the audited financial statements in the respective years.

Physical Property Holdings Inc. and Subsidiaries
(formerly known as Physical Spa & Fitness Inc.)
Notes to Financial Statements
(Amounts in thousands, except share and per share data)
(continued)

a)           Principles of consolidation

The consolidated financial statements include the financial information of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

b)           Property, plant and equipment and depreciation

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

c)           Trade receivables

Trade receivables are recorded at original invoice amount. Trade credit is generally granted on a short-term basis, thus trade receivables do not bear interest. Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition.  Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible amounts. No such allowance was made as of December 31, 2007 and 2006 as there were no uncollectible amounts for the two years then ended. The Company generally does not require collateral for trade receivables.

d)           Cash equivalents

The Company considers all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents.

e)           Revenue recognition

Revenue represents rental income in connection with the leasing of five residential apartments located in Hong Kong, of which five tenants accounted for 100% of the total revenue for the years ended December 31, 2007 and 2006.

Rental income is recognized when the properties are let out and on the straight-line basis over the lease term.

f)           Income taxes

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

Physical Property Holdings Inc. and Subsidiaries
(formerly known as Physical Spa & Fitness Inc.)
Notes to Financial Statements
(Amounts in thousands, except share and per share data)
(continued)

g)           Related parties

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

h)    Loss per share

Basic loss per share exclude dilution and are computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the periods.

Diluted loss per share are computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities.  There were no potentially dilutive securities outstanding during any of the years and, accordingly, basic and diluted loss per share are the same.

i)	Uses of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual amounts could differ from those estimates.

j)	New accounting pronouncements

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

4.           DISCONTINUED OPERATIONS

As more fully explained in note 2 to the financial statements, the Company entered into the Disposal Agreement, which was consummated on February 27, 2007 with Mr. Luk to dispose of all its interests in Physical Limited at nil consideration.

The result of the discontinued operations for each of the years ended December 31, 2007, 2006 and 2005 are summarized as follows:

	Year ended December 31,
	2007	2007	2006	2005
	US$	HK$	HK$	HK$

Turnover	9,985	77,881	439,477	444,416
Operating costs	(11,003)	(85,824)	(479,540)	(500,450)
Finance costs	(137)	(1,065)	(1,880)	(3,646)
Other income	47	366	2,964	678

Loss before taxation	(1,108)	(8,642)	(38,979)	(59,002)
Taxation	-	-	(1)	2,202

Loss before minority interest	(1,108)	(8,642)	(38,980)	(56,800)
Minority interest	(1)	(7)	495	854

Net loss attributable to discontinued operations	(1,109)	(8,649)	(38,485)	(55,946)

Physical Property Holdings Inc. and Subsidiaries
(formerly known as Physical Spa & Fitness Inc.)
Notes to Financial Statements
(Amounts in thousands, except share and per share data)
(continued)

5.           PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31,
	2007	2007	2006
	US$	HK$	HK$

Land and buildings	1,601	12,488	15,038
Leasehold improvements	-	-	196,564
Machinery and equipment	-	-	222,570
Furniture and fixtures	-	-	61,713
Computers	-	-	8,070
Motor vehicles	-	-	4,184
	1,601	12,488	508,139

Less: Accumulated depreciation	(164)	(1,277)	(375,552)

Net book value	1,437	11,211	132,587

As of December 31, 2006, the cost and accumulated depreciation of property, plant and equipment held under capital leases amounted to approximately HK$1,925 and HK$480 respectively. No property, plant and equipment is held under capital lease as of December 31, 2007.

6.           LONG-TERM BANK LOANS

During the year ended December 31, 2007, 2006 and 2005, the Company obtained new bank loans in the aggregate amount of HK$11,760, HK$Nil and HK$Nil respectively and fully repaid HK$8,947, HK$Nil and HK$Nil respectively of its original bank loans. The outstanding loan balances as of December 31, 2007 were analyzed as follows:

Maturity	Interest rate	Principal
		US$	HK$

2026	3.8% per annum	1,495	11,660

Aggregate maturities of the long-term bank loans are as follows:

Payables during the following periods	Principal
	US$	HK$

2007	56	435
2008-2026	1,439	11,225

	1,495	11,660

The collateral of the long-term bank loans include:

(i)	leasehold properties in Hong Kong with a net book value of HK$11,211;
(ii)	fixed deposits of HK$80; and
(iii)	joint and several guarantee provided by Mr. Luk and his spouse.

Physical Property Holdings Inc. and Subsidiaries
(formerly known as Physical Spa & Fitness Inc.)
Notes to Financial Statements
(Amounts in thousands, except share and per share data)
(continued)

7.           INCOME TAXES

The Company’s subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they are domiciled and operate.  In the opinion of management, any undistributed earnings of the Company will be reinvested indefinitely.

Reconciliation to the expected statutory tax rate in Hong Kong of 17.5% is as follows:

	Year ended December 31,
	2007	2006	2005
	%	%	%

Statutory rate	17.5	17.5	17.5
Non-deductible expenses as income of entities are not chargeable to tax	(4.7)	-	-
Valuation allowance in respect of net operating losses	(12.6)	(17.4)	(17.4)
Valuation allowance in respect of temporary differences	(0.2)	(0.1)	(0.1)

Effective rate	-	-	-

Since the Hong Kong subsidiaries has incurred losses for Hong Kong profits tax purposes, no provision for current tax has been made for the years ended December 31, 2007, 2006 and 2005. As of December 31, 2007, 2006 and 2005, the Company has operating losses carry forward in respect of Hong Kong subsidiaries of HK$1,148, HK$998 and HK$746 respectively.  The operating losses have no expiry date under the current tax legislation.

Recognized deferred tax assets (liabilities) comprised of the following:

	As of December 31,
	2007	2007	2006
	US$	HK$	HK$

Deductible temporary differences in respect of property, plant and equipment	1	8	18
Operating losses carry forward	26	201	26
Valuation allowance (Note)	(27)	(209)	(44)

Net deferred tax liabilities	-	-	-

Note: Valuation allowance was made for deferred tax assets in certain Hong Kong subsidiaries as it is more likely than not that the assets will not be realized.  The net change in valuation allowance for the year ended December 31, 2007 was an increase of HK$165 (US$21).

8.           OTHER PAYABLES

	As of December 31,
	2007	2007	2006
	US$	HK$	HK$

Accrued rental and related expenses	-	-	11,881
Accrued salaries, commissions and related expenses	-	-	15,957
Accrued capital expenditures	-	-	567
Deposits received	16	123	2,452
Accrued advertising expenses	-	-	2,973
Management fees received in advance	-	-	4,500
Other creditors	11	90	12,388

	27	213	50,718

Physical Property Holdings Inc. and Subsidiaries
(formerly known as Physical Spa & Fitness Inc.)
Notes to Financial Statements
(Amounts in thousands, except share and per share data)
(continued)

9.	COMMITMENT AND CONTINGENCIES

Capital expenditure commitment

	As of December 31,
	2007	2007	2006
	US$	HK$	HK$

Contracted but not provided for net of deposit paid	-	-	312

As mentioned in Note 2, Mr. Luk had undertaken to indemnify the Company against any liabilities associated with the operations and assets of Physical Limited. Therefore, the Company considers there were no material contingencies at the balance sheet date.

Operating lease commitment

The Company leases out all its properties under operating leases with average lease terms of 2-3 years and with options to renew the leases upon expiry. The future aggregate minimum rental receivables under non-cancellable operating leases are as follows:

	As of December 31,
	2007	2007	2006
	US$	HK$	HK$

Within one year	79	616	666
In the second to fifth years inclusive	30	237	202

	109	853	868

10.           COMMON STOCK

During the year of 2006, the Company issued 1,481,283 shares of common stock of par value US$0.001 per share to its business consultants pursuant to the business consulting agreements entered into by the Company with each of the business consultants. The amount of the compensation expenses of approximately HK$2,078, being the fair value of the shares issued, is being recognised over the service period of the contracts, of which HK$2,078, HK$Nil, and HK$Nil were charged to the statements of operations for the years ended December 31, 2007, 2006 and 2005 respectively.

During the year of 2007, the Company issued 1,520,000 shares of common stock of par value US$0.001 per share to its business consultants pursuant to the business consulting agreements entered into by the Company with the business consultants.  An amount of compensation expenses of approximately HK$1,779, being the fair value of the services received, is being recognised over the service period of the contracts, of which HK$999, HK$Nil and HK$Nil were charged to the statement of operations for the year ended December 31, 2007, 2006 and 2005 respectively.

The Company has also issued 3,328,070 shares and 12,000,000 shares of common stock of par value US$0.001 per share respectively for repayment of amount due to a stockholder and acquisition of Ableforce International Limited as more fully described in note 2.

Physical Property Holdings Inc. and Subsidiaries
(formerly known as Physical Spa & Fitness Inc.)
Notes to Financial Statements
(Amounts in thousands, except share and per share data)
(continued)

11.	DISPOSAL OF SUBSIDIARIES

	Year ended December 31,
	2007	2007	2006	2005
	US$	HK$	HK$	HK$

Net liabilities disposed of:
Property, plant and equipment	14,734	114,925	-	-
Investments	351	2,740	-	-
Inventories	339	2,648	-	-
Trade and other receivables	10,226	79,760	-	-
Cash and bank balances	1,857	14,482	-	-
Trade and other payables	(36,418)	(284,059)	-	-
Minority interest	(59)	(459)	-	-
Accumulated other comprehensive losses	(264)	(2,062)	-	-

	(9,234)	(72,025)	-	-
Goodwill realized upon disposal of subsidiaries	871	6,791	-	-

Amount transferred to additional paid-in capital	(8,363)	(65,234)	-	-

Analysis of outflow of cash and cash equivalents in respect of disposal of subsidiaries:

	Year ended December 31,
	2007	2007	2006	2005
	US$	HK$	HK$	HK$

Cash consideration	-	-	-	-
Cash and cash equivalents disposed	(501)	(3,911)	-	-

Net outflow of cash and cash equivalents	(501)	(3,911)	-	-

12.           RELATED PARTY TRANSACTIONS

The Company had the following transactions with related parties:

	Year ended December 31,
	2007	2007	2006	2005
	US$	HK$	HK$	HK$

Rental income from a director	14	115	280	-
Rental and related expenses of a director's quarter	-	-	1,480	1,524
Purchase of beauty equipment and beauty products	-	-	1,325	-
Purchase of health food	-	-	-	31
Handling fee income for sale of properties	-	-	-	191

Physical Property Holdings Inc. and Subsidiaries
(formerly known as Physical Spa & Fitness Inc.)
Notes to Financial Statements
(Amounts in thousands, except share and per share data)
(continued)

13.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year ended December 31
	2007	2007	2006	2005
	US$	HK$	HK$	HK$

Non-cash operating, investing and financing activities:
Acquisition of property, plant & equipment under capital leases	-	-	846	572
Common stocks issued for services	228	1,779	2,078	-
Common stocks issued for amount due to a stockholder	597	4,660	-	-

Cash (received) paid for:
Interest expenses	201	1,562	2,457	4,048
Income taxes	-	-	(142)	161

14.	OTHER SUPPLEMENTAL INFORMATION

The following items are included in the consolidated statements of operations:

	Year ended December 31
	2007	2007	2006	2005
	US$	HK$	HK$	HK$

Interest expenses on bank loans	64	497	577	402
Auditors’ remuneration	21	160	85	9

15.           RETIREMENT PLAN

The Company operates a Mandatory Provident Fund (“MPF”) plan for its Hong Kong employees.  The assets of the MPF plan are held separately from those of the Company in a provident fund managed by independent trustee. The pension expenses charged to the consolidated statements of operations amounted to HK$Nil, HK$5,827 and HK$6,703 for the years ended December 31, 2007, 2006 and 2005 respectively.

16.           STOCK OPTION PLAN

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

17.	POST BALANCE SHEET EVENT

During the year, the Company had provided corporate guarantee to the extent of HK$8,000 to secure overdraft facilities granted to a related company, of which HK$2,743 was utilized at the balance sheet date. The corporate guarantee will be cancelled shortly after the date of these financial statements.

Physical Property Holdings Inc. and Subsidiaries
(formerly known as Physical Spa & Fitness Inc.)
Notes to Financial Statements
(Amounts in thousands, except share and per share data)
(continued)

18.           UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

2007
	Quarter
	First	Second	Third	Fourth	Total
	HK$	HK$	HK$	HK$	HK$

Operating revenues	170	196	169	194	729
Operating expenses	(117)	(1,116)	(1,692)	(961)	(3,886)

Profit (Loss) from operations	53	(920)	(1,523)	(767)	(3,157)
Non-operating expenses	(122)	(128)	(124)	(17)	(391)

Loss before income taxes	(69)	(1,048)	(1,647)	(784)	(3,548)
Provision for income taxes	-	-	(13)	-	(13)
Net loss attributable to discontinued operations	(8,649)	-	-	-	(8,649)

Net loss	(8,718)	(1,048)	(1,660)	(784)	(12,210)

Loss per share of common stock
- Basic	(0.53)	(0.04)	(0.06)	(0.03)	(0.49)

2006
	Quarter
	First	Second	Third	Fourth	Total
	HK$	HK$	HK$	HK$	HK$

Operating revenues	193	193	179	208	773
Operating expenses	(150)	(150)	(183)	(116)	(599)

Profit (Loss) from operations	43	43	(4)	92	174
Non-operating expenses	(144)	(144)	(148)	(141)	(577)

Loss before income taxes	(101)	(101)	(152)	(49)	(403)
Provision for income taxes	-	-	-	-	-
Net loss attributable to discontinued operations	(6,113)	(5,254)	(13,660)	(13,458)	(38,485)

Net loss	(6,214)	(5,355)	(13,812)	(13,507)	(38,888)

Loss per share of common stock - Basic	(0.62)	(0.54)	(1.38)	(1.18)	(3.75)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(b) Management's Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

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

ITEM 9AT.  CONTROLS AND PROCEDURES

(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.

(b)           This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c)           There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

The officers and directors of the Company, their ages and present positions held with the Company are as follows:

NAME	AGE	POSITIONS WITH THE COMPANY

Ngai Keung Luk	51	Chairman of the Board of Directors, Chief Executive Officer

Yuk Wah Ho	52	President and Director

Darrie Lam	44	Chief Financial Officer and Secretary, Director

Yat Ming Lam	50	Director

Allan Wah Chung Li	50	Director

The following is a brief summary of the background of each director and executive officer of the Company:

NGAI KEUNG LUK, CHIEF EXECUTIVE OFFICER, CHAIRMAN. Mr. Luk has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since October, 1996. He is the founder of its predecessor companies and has over eighteen years' experience in the real estate market. Mr. Luk was previously employed as a trader on the floor of the Hong Kong gold exchange. Mr. Luk is a controlling shareholder of the Company and owns beneficially approximately 82.52% of the Company's Common Stock.

YUK WAH HO, PRESIDENT, DIRECTOR. Ms. Ho has been a Director of the Company since October, 1996.  She has over twenty years' experience in professional aesthetics. Ms. Ho is currently responsible for the business development of the Company. She is the wife of Mr. Luk.

DARRIE LAM, CHIEF FINANCIAL OFFICER, SECRETARY, DIRECTOR.  Ms. Lam has been a Vice-President and Secretary of the Company since October, 1996 and was appointed as Chief Financial Officer in July, 2005. Ms. Lam is a fellow member of the Hong Kong Institute of Certified Public Accountants and a fellow member of the Chartered Association of Certified Accountants (UK). She is responsible for the Company's secretarial affairs, finance and administration functions. Ms. Lam received MBA degree from the University of Manchester, U.K.

YAT MING LAM, DIRECTOR. Mr. Lam has been a Director of the Company since August, 1997. In the recent years, Mr. Lam has run his own business in China.

ALLAN WAH CHUNG LI, DIRECTOR. Mr. Li has been a director of the Company since June, 1998. Mr. Li is a solicitor qualified to practice law in Canada, England and Hong Kong. He had practiced law in Vancouver, Toronto and Hong Kong for ten years and also worked for the Listing Division of the Stock Exchange of Hong Kong. He received B.Comm. and L.L.B degrees from the University of British Columbia, Canada. Mr. Li is currently serving as a vice-president of a company listed in Hong Kong.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company maintains a peer-based executive compensation program comprised of fixed and performance variable elements. The design and operation of the program reflect the following objectives:

-	Recruiting and retaining talented leadership.
-	Implementing measurable performance targets.
-	Correlating compensation directly with shareowner value.
-	Emphasizing performance based compensation, progressively weighted with seniority level.
-	Adherence to high ethical, safety and leadership standards.

Designing a Competitive Compensation Package

Recruitment and retention of leadership to manage the Company requires a competitive compensation package. The Board of Directors emphasizes (i) fixed compensation elements of base salary that compare with its compensation peer group of companies, and (ii) variable compensation contingent on above-target performance. The compensation peer group consists of those companies in the Hong Kong S.A.R. which the Company deems to compete with it for executive talent. Individual compensation will vary depending on factors such as performance, job scope, abilities, tenure and retention risk.

Fixed Compensation

The principal element of fixed compensation not directly linked to performance targets is base salary. The Company targets the value of fixed compensation generally at the median of its compensation peer group to facilitate a competitive recruitment and retention strategy.

Incentive Compensation

The Company’s incentive compensation programs are linked directly to earnings growth, cash flow, and total shareowner return. Annual bonuses are tied to the current year’s performance of our company. Restrictive stock awards are tied to an individual’s success in exceeding targeted results set by management.

Employment Agreements

The Company’s executives do not have the typical employment agreements that specify compensation or length of employment. These matters are left to the discretion of the Board of Directors and the employee. At present, there are no employment contracts with any executives.

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal years 2007, 2006 and 2005 by those persons who served as Chief Executive Officer and Chief Financial Officer, and any Named Executive Officer who received compensation in excess of $100,000 during such years.

SUMMARY COMPENSATION TABLE (US$)

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation (3)	Nonqualified Deferred Compensation	All Other Compensation (4)	Total

Ngai Keung Luk, CEO, Chairman	2007 2006 2005	-- 140,000 140,000	-- 64,100 --	-- -- --	-- -- --	-- -- --	-- -- --	-- 198,700 195,400	-- 402,800 335,400

Darrie Lam, CFO	2007 2006 2005	-- 63,360 63,360	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- 63,360 63,360

Yuk Wah Ho, President, COO	2007 2006 2005	-- 230,800 227,400	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- 4,700 1,800	-- 235,500 229,200

(1) No officers received or will receive any salaries, bonus or other annual compensation during fiscal year 2007. Management believes that the value of other non-cash benefits and compensation distributed to executive officers of the Company individually or as a group during fiscal year 2007 did not exceed the lesser of US$50,000 or ten percent of such officers' individual cash compensation or, with respect to the group, US$50,000 times the number of persons in the group or ten percent of the group's aggregate cash compensation.

(2) Bonus awarded based on performance.

(3) No officers received or will receive any long term incentive plan (LTIP) payouts or other payouts during fiscal year 2007.

(4) Other compensation for Mr. Luk included an allowance of HK$1,200,000 (US$154,000) for the fiscal years 2006 and 2005, being fair market rent of the living accommodation provided to Mr. Luk. See also "Certain Relationships and Related Transactions".

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2007 the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted. Unless otherwise indicated, the address for each stockholder is 23/F., AIA Tower, No. 183 Electric Road, North Point, Hong Kong.

DIRECTORS, OFFICERS AND 5% STOCKHOLDERS

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)	PERCENTAGE BENEFICIALLY OWNED (2)

NGAI KEUNG LUK	23,378,071	82.52%
YUK WAH HO, PRESIDENT (3)	23,378,071	82.52%
DARRIE LAM, CHIEF FINANCIAL OFFICER	0	0.00%
YAT MING LAM, DIRECTOR	0	0.00%
ALLAN WAH CHUNG LI, DIRECTOR	0	0.00%

ALL OFFICERS AND DIRECTORS AS A GROUP (5 PERSONS)	23,378,071	82.52%

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

(2) Based upon 28,329,353 shares of Common Stock outstanding.

(3) Ms. Ho is the wife of Ngai Keung Luk. Accordingly Ms. Ho is the beneficial owner of shares owned by Mr. Luk under Rule 13d-3 of the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Luk, the Company's Chief Executive Officer and the Chairman of its Board of Directors, made certain advances to the Company during the year.  The balance due to Mr. Luk at December 31, 2007 was HK$531,000 (US$68,000).

Mr. Luk received a monthly allowance of HK$100,000 (US$13,000) for the fiscal year 2006 for his living accommodations. Such allowance represents the fair market rent of the property owned by a company which is controlled by Mr. Luk. See also "Executive Compensation".

The Company had the transactions with related companies as provided in the Financial Statements, Note 12.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

Audit Fees: The Company paid Mazars CPA Limited HK$160,000 (US$21,000) in the year 2007 and Moores Rowland Mazars HK$800,000 (US$103,000) in the year 2006, in connection with the annual audit, to review the quarterly filings made on form 10-Q and for services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees: NONE.

Tax Fees: NONE.

All Other Fees: NONE.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits of the Company are included herein.

2.1	Share Exchange Agreement between Foreclosed Realty Exchange, Inc. and Ngai Keung Luk, together with amendments*
3.1	Articles of Incorporation of Physical Spa & Fitness Inc., a Delaware Corporation*
3.2	Certificate of Amendment of Articles of Incorporation changing the number of directors*
3.3	Certificate of Amendment of Articles of Incorporation changing the Company's name*
3.4	Certificate of Amendment of Articles of Incorporation changing the authorized capital*
3.5	By-Laws of Physical Spa & Fitness Inc.*
3.6	Amended By-Laws of Physical Spa & Fitness Inc.
10.7	Repayment Agreement between the Company and Ngai Keung Luk*
10.8	Pledge Agreement between the Company and Ngai Keung Luk*
10.9	1997 Stock Option Plan and form of Stock Option Agreement*
10.10 Share Exchange Agreement dated October 31, 2006***
10.11 Disposal Agreement dated October 31, 2006****
14	Code of Ethics*****
16	Letter on changes in certifying accountant**
21	Subsidiaries of the Registrant******
23	Consent of Mazars CPA Limited, Independent Auditors******

*	Filed with the Commission as exhibit to the Registration Statement filed on October 24, 1997 or amendments to the Registration Statement
**	Filed with the Commission as exhibit 16 to Form 8-K, filed on July 10, 2007
***	Filed with the Commission as exhibit 10.1 to Form 8-K filed November 6, 2006
****	Filed with the Commission as exhibit 10.2 to Form 8-K filed November 6, 2006
*****	Filed with the Commission as exhibit Form 10-K filed April 16, 2007
******	Filed herewith

(b) Reports on Form 8-K

On February 9, 2007 we filed a Form 8-K in connection with our completion of an acquisition or disposition of assets.

On March 5, 2007, we filed a Form 8-K in connection with our completion of an acquisition or disposition of assets.

On July 10, 2007, we filed a Form 8-K in connection with a change in Registrant’s Certifying Accountants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2008.

PHYSICAL PROPERTY HOLDINGS INC.

By:	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ngai Keung Luk	Chairman and Chief Executive Officer	Date: 4/14/08
Ngai Keung Luk	(Principal Executive Officer)

/s/ Yuk Wah Ho	President and Director	Date: 4/14/08
Yuk Wah Ho

/s/ Darrie Lam	Chief Financial Officer, Secretary and Director	Date: 4/14/08
Darrie Lam	(Principal Accounting and Financial Officer)

/s/ Yat Ming Lam	Director	Date: 4/14/08
Yat Ming Lam

/s/ Allan Wah Chung Li	Director	Date: 4/14/08
Allan Wah Chung Li