Form 10-Q
period 2008-03-31
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2008-05-15
CIK 1048055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b - 2 of the Exchange Act)   Yes ☐ No ☒

Commission File Number 0-26573

PHYSICAL PROPERTY HOLDINGS INC.
(Exact name of Registrant as specified in its charter)

Delaware	98-0203281
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23/F AIA Tower
No. 183 Electric Road, North Point
Hong Kong
(Address of principal executive offices)

(011) (852) 2917-0000
(Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: March 31, 2008, 28,329,353 shares.

PHYSICAL PROPERTY HOLDINGS INC.

Form 10-Q for the period ended March 31, 2008

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

		Three months ended March 31
	Note	2007	2008	2008
		HK$	HK$	US$

Continuing Operations
Operating Revenues
Rental income		170	183	23
Total operating revenues		170	183	23

Operating Expenses
Rent and related expenses		(31)	(23)	(3)
Depreciation		(71)	(71)	(9)
Other selling and administrative expenses		(15)	(593)	(76)
Total operating expenses		(117)	(687)	(88)

Profit (Loss) from operations		53	(504)	(65)

Non-operating expenses
Other income, net		--	1	--
Interest expenses		(122)	(90)	(12)
Total non-operating expenses		(122)	(89)	(12)

Loss before income taxes		(69)	(593)	(77)

Provision for income taxes		--	--	--

Loss from continuing operations		(69)	(593)	(77)

Discontinued Operations
Net loss attributable to discontinued operations	3	(8,649)	--	--
Net loss and total comprehensive loss		(8,718)	(593)	(77)

Loss per share of common stock		(0.53)	(0.02)	--

Weighted average number of shares of common stock outstanding		16,591,341	28,329,353	28,329,353

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2008 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
		As of
	Note	December 31, 2007	March 31, 2008 (Unaudited)
		HK$	HK$	US$

ASSETS

Current assets
Cash and bank balances		2,549	2,452	314
Trade receivables		22	--	--
Rental and utility deposits		26	24	3
Prepayments and other current assets		779	334	43
Total current assets		3,376	2,810	360

Bank deposits, collateralized		80	81	10
Property, plant and equipment, net of accumulated depreciation of HK$1,348 as of March 31, 2008 (2007: HK$1,277)		11,211	11,140	1,428

Total assets		14,667	14,031	1,798

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Long-term bank loans - current portion	4	435	526	67
Due to a stockholder		531	587	75
Other payables		213	228	29
Total current liabilities		1,179	1,341	171

Commitments and contingencies	7

Long-term bank loans - non-current portion	4	11,225	11,020	1,413

Stockholders' equity
Common stock, par value US$0.001 each, 100 million shares of stock authorized; 28,329,353 shares of stock issued and outstanding		221	221	28
Additional paid-in capital		73,608	73,608	9,437
Accumulated losses		(71,566)	(72,159)	(9,251)
Total stockholders' equity		2,263	1,670	214

Total liabilities and stockholders' equity		14,667	14,031	1,798

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2008 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
		Three Months Ended March 31
	Note	2007	2008	2008
		HK$	HK$	US$

Cash flows from operating activities
Net loss		(8,718)	(593)	(77)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Minority interests		7	--	--
Depreciation		7,142	71	9
Changes in working capital:
Trade and other receivables		(1,743)	22	3
Deposits, prepayments and other current assets		661	447	57
Inventories		166	--	--
Trade and other payables		(9,926)	15	2
Deferred income		17,849	--	--
Deferred liabilities		(338)	--	--
Income taxes payable/recoverable		773	--	--
Taxes other than income		(310)	--	--
Net cash provided by (used in) operating activities		5,563	(38)	(6)

Cash flows from investing activities
Acquisition of property, plant and equipment		(904)	--	--
Disposal of subsidiaries	6	(3,911)	--	--
Increase in bank deposit, collateralized		(28)	(1)	--
Repayment to a stockholder		(2,446)	--	--
Net cash used in investing activities		(7,289)	(1)	--

Cash flows from financing activities
Settlement of short-term bank loans		(66)	--	--
Repayment of long-term bank loans		(346)	(114)	(14)
Capital element of capital lease rental payments		(267)	--	--
Advance from a stockholder		--	56	7
Net cash used in financing activities		(679)	(58)	(7)

Net decrease in cash and cash equivalents		(2,405)	(97)	(13)

Cash and cash equivalents at beginning of period		2,436	2,549	327

Cash and cash equivalents at end of period		31	2,452	314

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2008 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Physical Property Holdings Inc. ("the Company") (formerly known as Physical Spa & Fitness Inc.) and the subsidiaries that it controls. The Company, through its subsidiaries, engaged in the real estate business by holding five residential apartments in Hong Kong. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

On February 5, 2007, the transactions contemplated by the Share Exchange Agreement were consummated, resulting in the Company’s acquisition of all of the issued and outstanding shares of common stock of Ableforce. As discussed above, Ableforce, through its wholly-owned subsidiary Good Partner Limited, owns five residential apartments located in Hong Kong. The results of operations of Ableforce have been reflected in the Company’s financial statements since the quarter ended March 31, 2007.

The Company currently has two subsidiaries, which are: Ableforce International Limited and its wholly-owned subsidiary Good Partner Limited. Ableforce is organized and existing under the laws of the British Virgin Islands, and Good Partner Limited is organized and existing under the laws of Hong Kong.

In accordance with the requirements of the Statement of Financial Accounting Standards No. 141 and indication from SEC staff as referred to EITF Abstracts Issue No. 02-05, the Company has accounted for its acquisition of the stock of Ableforce pursuant to the Share Exchange Agreement as a merger with Ableforce since the business combination is being effected through the transfer of assets to the Company in a share exchange.

In accordance with the requirements of generally accepted accounting practices, the transactions contemplated by the Disposal Agreement had been accounted for in the accounting records of the Company as a contribution from the majority stockholder. The Company recorded a credit to additional paid-in capital to the extent that the consideration received by the Company relating to these transactions was higher than the net book values of these assets as reflected in the accounting records of the Company as at the date of the Disposal Agreement.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

2. ADOPTION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, the application of this statement may change the current practice for fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on the Company's financial statements.

3. DISCONTINUED OPERATIONS

As more fully explained in note 1 to the financial statements, the Company entered into the Disposal Agreement with Mr. Luk, which was consummated in February 2007, to dispose of all its interests in Physical Limited, at nil consideration.

The results of the discontinued operations for the period ended March 31, 2007 are summarized as follows:

	THREE MONTHS ENDED MARCH 31,
	2007	2008	2008
	HK$	HK$	US$

Turnover	77,881	--	--
Operating costs	(85,824)	--	--
Finance costs	(1,065)	--	--
Other income	366	--	--

Loss before taxation	(8,642)	--	--
Taxation	--	--	--

Loss before minority interest	(8,642)	--	--
Minority interest	(7)	--	--

Net loss attributable to discontinued operations	(8,649)	--	--

4. LONG-TERM BANK LOANS

During the period under review, the Company repaid HK$114 of its outstanding bank loans which are secured by five residential properties owned by the Company. The outstanding loan balances as of March 31, 2008 were analyzed as follows:

PRINCIPAL		INTEREST RATE	MATURITY
HK$	US$

11,546	1,480	HK$ prime – 3.2% to HK$ prime – 3.15%	2026

Maturities of the long-term bank loans are as follows:

PRINCIPAL		PAYABLE DURING THE FOLLOWING PERIODS
HK$	US$

526	67	2008 - 2009
11,020	1,413	2009 - 2026
11,546	1,480

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

5. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	THREE MONTHS ENDED MARCH 31
	2007	2008	2008
	HK$	HK$	US$

Cash paid for:
Interest expenses	1,120	90	12

6. DISPOSAL OF SUBSIDIARIES DURING THE 3 MONTHS ENDED MARCH 31, 2007

2007
HK$

Net assets disposed of:
Property, plant and equipment	114,925
Investments	2,740
Inventories	2,648
Trade and other receivables	79,760
Cash and bank balances	14,482
Trade and other payables	(284,059)
Minority interest	(459)
Accumulated other comprehensive losses	(2,062)
(72,025)

Goodwill realized upon disposal of subsidiaries	6,791

Amount transferred to additional paid-in capital	(65,234)

Analysis of outflow of cash and cash equivalents in respect of disposal of businesses during the 3 months ended March 31, 2007:

2007
HK$

Cash consideration	--
Cash and cash equivalents disposed	(3,911)

Net outflow of cash and cash equivalents	(3,911)

7. COMMITMENTS AND CONTINGENCIES

The Company has provided corporate guarantee to the extent of HK$8,000 to secure overdraft facilities granted to a related company, of which HK$2,743 and HK$2,743 was utilized as of March 31, 2008 and December 31, 2007. The Company is in the process of canceling the corporate guarantee upon the renewal of such facilities, which is expected to conclude by the end of June, 2008.

As of March 31, 2008 and December 31, 2007, the Company had no material outstanding commitment.

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

Overview of Company's Business:

The Company, through its predecessor companies and its subsidiaries, has been an established commercial operator of fitness and spa centers in Hong Kong and China since 1986. The Company operates seventeen facilities: thirteen in Hong Kong and four in China (including one in Macau). In addition, the Company is appointed by an outside investor to manage a fitness and spa center in Dalian, China. The Company also grants the use of the trade name to a third party for operating a fitness and spa center in Hangzhou, China. Management believes that the Company was one of the top providers of fitness facilities and spa and beauty treatment services in Hong Kong and China, with approximately 110,000 customers. The Company offered to its customers, at each location, access to a wide range of U.S.-styled fitness and spa services.

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

The Company no longer engages in the spa and fitness business and is entirely engaged in the real estate development business through its two subsidiaries Good Partner Limited and Ableforce International Limited. Accordingly, the Company’s results of operations included in this Quarterly Report on Form 10-Q do not include the results of operations of the disposed businesses.

RESULTS OF OPERATIONS

Prior to February 27, 2007, the Company's revenues were mainly derived from its two lines of business of fitness and spa services in the following principal ways: admission fees and monthly subscription fees from the fitness customers, and the sale of beauty treatments and skin care products to the beauty patrons.

Subsequent to the entering into and consummation of the two material definitive agreements as mentioned above, the Company’s principal activities have been changed from fitness and spa businesses to properties investments.

The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

	Three Months Ended March 31,
	2007	2008

Operating Revenues	100.00%	100.00%

Total operating expenses	68.82%	375.41%

Operating profit (loss)	31.18%	(275.41%)

Loss before income taxes	(40.59%)	(324.04%)

Provision for income taxes	--	--

Net loss	(5,128.24%)	(324.04%)

THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the first quarter of 2008 totaled HK$183,000 (US$23,000) compared to HK$170,000 (US$22,000) of last period. This represented an increase of 8% mainly due to full occupancy for this quarter as opposed to a 2-week vacancy of one property in the first quarter of 2007.

OPERATING EXPENSES. The Company's operating expenses totaled HK$687,000 (US$88,000), or 375% of operating revenues, for the first quarter of 2008, compared to HK$117,000 (US$15,000), or 69% of operating revenues, for the first quarter of 2007. This represented an increase of HK$570,000 (US$73,000) or 487% mainly due to amortization of prepaid management consultancy service fee of HK$444,600 (US$57,000) being included this quarter but no provision has yet been made for the first quarter of 2007.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first quarter of 2008 totaled HK$89,000 (US$12,000) compared to HK$122,000 (US$16,000) for the first quarter of 2007. This represented a decrease of 27% due to reduction in interest expenses.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the first quarter in view of the losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$593,000 (US$77,000) for the first quarter of 2008, compared to a net loss and total comprehensive loss of HK$8,718,000 (US$1,118,000) for the first quarter of 2007. This represented a decrease of HK$8,125,000 (US$1,041,000) mainly due to the net loss attributable to discontinued operations in the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through cash generated from operations and long-term bank loans.

Cash and cash equivalent balances as of March 31, 2008 and December 31, 2007 were HK$2,452,000 (US$314,000) and HK$2,549,000 (US$327,000).

Net cash provided by (used in) operating activities were HK$5,563,000 (US$713,000) and HK$(38,000) (US$(6,000)) for the three-month periods ended March 31, 2007 and 2008, respectively. The Company's operating activities are historically financed by cash flows from operations.

Net cash used in investing activities were HK$(7,289,000) (US$(934,000)) and HK$1,000 (US$128) for the three-month periods ended March 31, 2007 and 2008 respectively, primarily as a result of amounts due to a stockholder.

Net cash used in financing activities, which mainly include settlement of bank loans, were HK$679,000 (US$87,000) and HK$58,000 (US$7,000) in the three-month periods ended March 31, 2007 and 2008, respectively.

During the three-month period ended March 31, 2008, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material. The Company's long-term loans bear effective interest rates varying from 2.3% to 2.35% per annum during the quarter. The total balance outstanding as of March 31, 2008 on such loan was HK$11,546,000 (US$1,480,000). The last repayment on the loan is due in 2026.

During the three-month period ended March 31, 2008, the Company has no material purchases of investments.

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

The critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest 10-K, as filed with the SEC, which includes audited consolidated financial statements for the three fiscal years ended December 31, 2007.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4(A) - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of March 31, 2008, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

ITEM 4(A)T – INTERNAL CONTROL OVER FINANCIAL REPORTING

(a)  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2008.  See the discussion under Item 4(A) above.

(b)  This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

(c)  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Company's Chief Executive Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHYSICAL PROPERTY HOLDINGS INC.
(Registrant)

May 14, 2008	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 14, 2008	/s/ Darrie Lam
Darrie Lam
Chief Financial Officer
(Principal Financial and Accounting Officer)