Form 10-K/A
period 2007-12-31
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2008-07-02
CIK 1048055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

On or about October 22, 2007, the Securities and Exchange Commission (the “SEC”) sent a “voluntary request letter” seeking certain information and documents about the Company and another company known as Score One, Inc, in connection with an investigation into alleged spam e-mail campaigns and potential securities fraud violations.

Subsequently, on or about January 11, 2008, the SEC sent a subpoena to the Company for additional information and documents concerning the Company and Score One, Inc. in furtherance of its investigation into potential spam e-mail campaigns and securities fraud violations.  Management of the Company has retained counsel and is in the process of dealing with the subpoena.

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

Our common stock was the subject of an Order of Suspension of Trading commencing on December 19, 2007 and terminating on January 3, 2008.  The SEC was of the opinion that the public interest and the protection of investors required a suspension of trading in the securities of the Company due to the adequacy and accuracy of press releases and other publicly disseminated information concerning the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company required to be included in Item 8 are set forth in the Financial Statements Index.

Page

Report of Independent Registered Public Accounting Firm	15

Consolidated Statements of Operations for the years ended December 31, 2005, 2006 and 2007	16

Consolidated Balance Sheets as of December 31, 2006 and 2007	17 - 18

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2006 and 2007	19

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2005, 2006 and 2007	20

Notes to Financial Statements	21 - 30

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

		As of December 31,
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

ITEM 9AT.  CONTROLS AND PROCEDURES

(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 30, 2008.

PHYSICAL PROPERTY HOLDINGS INC.

By:	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ngai Keung Luk	Chairman and Chief Executive Officer	Date: 6/30/08
Ngai Keung Luk	(Principal Executive Officer)

/s/ Yuk Wah Ho	President and Director	Date: 6/30/08
Yuk Wah Ho

/s/ Darrie Lam	Chief Financial Officer, Secretary and Director	Date: 6/30/08
Darrie Lam	(Principal Accounting and Financial Officer)

/s/ Yat Ming Lam	Director	Date: 6/30/08
Yat Ming Lam

/s/ Allan Wah Chung Li	Director	Date: 6/30/08
Allan Wah Chung Li