Form 10-Q
period 2008-06-30
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2008-08-14
CIK 1048055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: June 30, 2008, 28,329,353 shares.

PHYSICAL PROPERTY HOLDINGS INC.

Form 10-Q for the period ended June 30, 2008

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three months ended June 30			Six months ended June 30
	2007	2008	2008	2007	2008	2008
	HK$	HK$	US$	HK$	HK$	US$

Continuing Operations
Operating Revenue
Rental income	196	184	24	366	367	47
Total operating revenues	196	184	24	366	367	47

Operating Expenses
Rent and related expenses	(23)	(23)	(3)	(54)	(46)	(6)
Depreciation	(71)	(71)	(9)	(142)	(142)	(18)
Other selling and administrative expenses	(1.022)	(455)	(59)	(1,037)	(1,048)	(135)
Total operating expenses	(1,116)	(549)	(71)	(1,233)	(1,236)	(159)

Loss from operations	(920)	(365)	(47)	(867)	(869)	(112)

Non-operating expenses
Other income, net	--	1	--	--	2	--
Interest expenses	(128)	(66)	(8)	(250)	(156)	(20)
Total non-operating expenses	(128)	(65)	(8)	(250)	(154)	(20)

Loss before income taxes	(1,048)	(430)	(55)	(1,117)	(1,023)	(132)

Provision for income taxes	--	--	--	--	--	--

Loss from continuing operations	(1,048)	(430)	(55)	(1,117)	(1,023)	(132)

Discontinued Operations
Net loss attributable to discontinued operations	--	--	--	(8,649)	--	--

Net loss and total comprehensive loss	(1,048)	(430)	(55)	(9,766)	(1,023)	(132)

Loss per share of common stock	(0.04)	(0.02)	--	(0.44)	(0.04)	--

Weighted average number of shares of common stock outstanding	27,316,020	28,329,353	28,329,353	21,953,330	28,329,353	28,329,353

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2008 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

		As of
	Note	December 31, 2007	June 30, 2008 (Unaudited)
		HK$	HK$	US$

ASSETS

Current assets
Cash and bank balances		2,549	1,737	222
Trade receivables		22	11	1
Rental and utility deposits		26	24	3
Prepayments and other current assets		779	23	3
Total current assets		3,376	1,795	229

Bank deposits, collateralized		80	82	11
Property, plant and equipment, net of accumulated depreciation of HK$1,419 as of June 30, 2008 (2007: HK$1,277)		11,211	11,069	1,419

Total assets		14,667	12,946	1,659

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Long-term bank loans - current portion	4	435	510	65
Due to a stockholder		531	72	9
Other payables		213	213	28
Total current liabilities		1,179	795	102

Commitments and contingencies	7

Long-term bank loans - non-current portion	4	11,225	10,911	1,399

Stockholders' equity
Common stock, par value US$0.001 each, 100 million shares of stock authorized; 28,329,353 shares of stock issued and outstanding		221	221	28
Additional paid-in capital		73,608	73,608	9,437
Accumulated losses		(71,566)	(72,589)	(9,307)
Total stockholders' equity		2,263	1,240	158

Total liabilities and stockholders' equity		14,667	12,946	1,659

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2008 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		Six Months Ended June 30
	Note	2007	2008	2008
		HK$	HK$	US$

Cash flows from operating activities
Net loss		(9,766)	(1,023)	(132)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Minority interests		7	--	--
Depreciation		7,213	142	18
Changes in working capital:
Trade and other receivables		(1,743)	11	1
Deposits, prepayments and other current assets		1,643	758	97
Inventories		166	--	--
Trade and other payables		(10,063)	--	--
Deferred income		17,849	--	--
Deferred liabilities		(338)	--	--
Income taxes payable		773	--	--
Taxes other than income		(310)	--	--
Net cash provided by (used in) operating activities		5,431	(112)	(16)

Cash flows from investing activities
Acquisition of property, plant and equipment		(904)	--	--
Disposal of subsidiaries	6	(3,911)	--	--
Increase in bank deposit, collateralized		(28)	(2)	--
Repayment to a stockholder		(2,017)	(459)	(59)
Net cash used in investing activities		(6,860)	(461)	(59)

Cash flows from financing activities
Settlement of short-term bank loans		(66)	--	--
Repayment of long-term bank loans		(636)	(239)	(30)
Capital element of capital lease rental payments		(267)	--	--

Net cash used in financing activities		(969)	(239)	(30)

Net decrease in cash and cash equivalents		(2,398)	(812)	(105)

Cash and cash equivalents at beginning of period		2,436	2,549	327

Cash and cash equivalents at end of period		38	1,737	222

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2008 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Physical Property Holdings Inc. ("the Company") and the subsidiaries that it controls. The Company, through its subsidiaries, engaged in the real estate business by holding five residential apartments in Hong Kong. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2007.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

The results of the discontinued operations for the period ended June 30, 2007 are summarized as follows:

	SIX MONTHS ENDED JUNE 30,
	2007	2008	2008
	HK$	HK$	US$

Turnover	77,881	--	--
Operating costs	(85,824)	--	--
Finance costs	(1,065)	--	--
Other income	366	--	--

Loss before taxation	(8,642)	--	--
Taxation	--	--	--

Loss before minority interest	(8,642)	--	--
Minority interest	(7)	--	--

Net loss attributable to discontinued operations	(8,649)	--	--

4. LONG-TERM BANK LOANS

During the period under review, the Company repaid HK$239 of its outstanding bank loans which are secured by five residential properties owned by the Company. The outstanding loan balances as of June 30, 2008 were analyzed as follows:

PRINCIPAL		INTEREST RATE	MATURITY
HK$	US$

11,421	1,464	HK$ prime – 3.2% to HK$ prime – 3.15%	2026

Maturities of the long-term bank loans are as follows:

PRINCIPAL		PAYABLE DURING THE FOLLOWING PERIODS
HK$	US$

510	65	2008 - 2009
10,911	1,399	2009 - 2026
11,421	1,464

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

5. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	THREE MONTHS ENDED JUNE 30			SIX MONTHS ENDED JUNE 30
	2007	2008	2008	2007	2008	2008
	HK$	HK$	US$	HK$	HK$	US$

Cash paid for:
Interest expenses	128	66	8	1,315	156	20

6. DISPOSAL OF SUBSIDIARIES DURING THE SIX MONTHS ENDED JUNE 30, 2007

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

Analysis of outflow of cash and cash equivalents in respect of disposal of businesses during the six months ended June 30, 2007:

2007
HK$

Cash consideration	--
Cash and cash equivalents disposed	(3,911)

Net outflow of cash and cash equivalents	(3,911)

7. COMMITMENTS AND CONTINGENCIES

The Company has provided corporate guarantee to the extent of HK$8,000 to secure overdraft facilities granted to a related company, of which HK$2,743 and HK$2,743 was utilized as of June 30, 2008 and December 31, 2007. The Company is in the process of canceling the corporate guarantee upon the renewal of such facilities, which is expected to conclude in the third quarter of the year.

As of June 30, 2008 and December 31, 2007, the Company had no material outstanding commitment.

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

The Company was incorporated on September 21, 1988 in the state of Delaware under the name of "Foreclosed Realty Exchange, Inc", a development stage company seeking acquisitions with no material assets or liabilities. Prior to acquisition of Physical Beauty & Fitness Holdings Limited, a British Virgin Islands corporation ("Physical Limited"), the Company had no revenue producing operations, but planned to enter into joint ventures and/or acquisitions originally in the area of real estate, to expand its operations. In October, 1996, the Company closed a transaction with Ngai Keung Luk (Mr. Luk), a 100% shareholder of Physical Limited, whereby the Company entered into a Share Exchange Agreement with Mr. Luk, pursuant to which the Company issued 8,000,000 pre-split (6,000,000 post-split) shares of its Common Stock to Mr. Luk in exchange for all of the outstanding shares of Physical Limited (the "Closing"). At the Closing, the then Board of Directors resigned and was replaced by the current management of the Company.

On October 31, 2006, the Company entered into two material definitive agreements: (a) a Share Exchange Agreement (the “Share Exchange Agreement”) with Mr. Ngai Keung Luk, the Chairman, CEO, and a majority shareholder of the Company (“Mr. Luk”), pursuant to which Mr. Luk agreed to transfer 100% of the shares which he owned of Ableforce International Limited, a British Virgin Islands corporation (“Ableforce”), to the Company in exchange for the issuance by the Company to Mr. Luk of 12,000,000 shares of common stock, $0.001 par value, and the issuance of an additional 3,328,070 shares of common stock as the repayment of amounts due to Mr. Luk on Ableforce’s books and records as of September 30, 2006, or a total of 15,328,070 shares of common stock. Ableforce is primarily engaged in the real estate business in Hong Kong, and through Good Partner Limited, its wholly-owned subsidiary, owns five residential apartments that it leases to tenants; and (b) a Disposal Agreement (the “Disposal Agreement”), with Mr. Luk, pursuant to which the Company agreed to transfer to Mr. Luk the sole outstanding common share of Physical Beauty & Fitness Holdings Limited, a British Virgin Islands corporation and wholly owned subsidiary of the Company (“Physical Limited”), which is a holding company for subsidiaries that operate fitness and spa centers located in Hong Kong and the People’s Republic of China (including one in Macau), in exchange for the indemnification of the Company by Mr. Luk for all liabilities associated with the operations and assets of Physical Limited. The transactions contemplated by the Share Exchange Agreement were consummated on February 5, 2007 and the transactions contemplated by the Disposal Agreement were consummated on February 27, 2007. As a result of the transactions contemplated by the Disposal Agreement, including the sale of the stock of Physical Limited, the Company is no longer engaged in the fitness and spa business, and owns and operates residential apartments. Mr. Luk continues to own 100% of the stock of Physical Limited and plans to continue to operate the spa and fitness centers. In addition, the Company changed its name to Physical Property Holdings Inc. on March 5, 2007. Reference is made to a Definitive Information Statement on Schedule 14C, which was filed with the Commission on February 2, 2007 for additional details concerning these matters.

The Company no longer engages in the spa and fitness business and is entirely engaged in the real estate development business through its two subsidiaries Good Partner Limited and Ableforce International Limited. Accordingly, the Company’s results of operations included in this Quarterly Report on Form 10-Q do not include the results of operations of the disposed businesses.

The Company’s common stock was the subject of an Order of Suspension of Trading commencing on December 19, 2007 and terminating on January 3, 2008.  The Securities and Exchange Commission was of the opinion that the public interest and the protection of investors required a suspension of trading in the securities of the Company due to the adequacy and accuracy of press releases and other publicly disseminated information concerning the Company.

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

The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2007	2008	2007	2008

Operating Revenues	100.00%	100.00%	100.00%	100.00%

Total operating expenses	569.39%	298.37%	336.89%	336.78%

Operating loss	(469.39%)	(198.37%)	(236.89%)	(236.78%)

Loss before income taxes	(534.69%)	(233.70%)	(305.19%)	(278.75%)

Provision for income taxes	--	--	--	--

Net loss	(534.69%)	(233.70%)	(2,668.31%)	(278.75%)

THREE MONTHS ENDED JUNE 30, 2008 (UNAUDITED) COMPARED TO THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the second quarter of 2008 totaled HK$184,000 (US$24,000) compared to HK$196,000 (US$25,000) for the second quarter of 2007. This represented a decrease of 6% mainly due to market rent offered to a replacement tenant in September 2007 falling behind the previous level.

OPERATING EXPENSES. The Company's operating expenses totaled HK$549,000 (US$71,000), or 298% of operating revenues, for the second quarter of 2008, compared to HK$1,116,000 (US$143,000), or 569% of operating revenues, for the second quarter of 2007. This represented a decrease of HK$567,000 (US$73,000) or 51% resulting from the full amortization of certain prepaid management consultancy fee in October, 2007.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the second quarter of 2008 totaled HK$65,000 (US$8,000) compared to HK$128,000 (US$16,000) for the second quarter of 2007. This represented a decrease of 49% due to reduction in interest expenses.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the second quarter in view of the losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$430,000 (US$55,000) for the second quarter of 2008, compared to a net loss and total comprehensive loss of HK$1,048,000 (US$134,000) for the second quarter of 2007. This represented a decrease of HK$618,000 (US$79,000) mainly due to lower operating expenses incurred for this quarter.

SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the first six months of 2008 totaled HK$367,000 (US$47,000) compared to HK$366,000 (US$47,000) for the same period of last year. This represented a slight increase of 0.3% reflecting the stabilization in the property market.

OPERATING EXPENSES. The Company's operating expenses totaled HK$1,236,000 (US$159,000), or 337% of operating revenues, for the first six months of 2008, compared to HK$1,233,000 (US$158,000), or 337% of operating revenues, for the first six months of 2007. This represented a slight increase of HK$3,000 (US$385) or 0.2%.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first six months of 2008 totaled HK$154,000 (US$20,000) compared to HK$250,000 (US$32,000) for the first six months of 2007. This represented a decrease of 38% due to reduction in interest expenses.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the period under review because there were losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$1,023,000 (US$132,000) for the first six months of 2008, compared to a net loss and total comprehensive loss of HK$9,766,000 (US$1,252,000) for the first six months of 2007. This represented a decrease of HK$8,743,000 (US$1,121,000) mainly due to the net loss attributable to discontinued operations in the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through cash generated from operations and long-term bank loans.

Cash and cash equivalent balances as of June 30, 2008 and December 31, 2007 were HK$1,737,000 (US$222,000) and HK$2,549,000 (US$327,000).

Net cash provided by (used in) operating activities were HK$5,431,000 (US$696,000) and HK$(112,000) (US$(16,000)) for the six-month periods ended June 30, 2007 and 2008, respectively. The Company's operating activities were historically financed by cash flows from operations.

Net cash used in investing activities were HK$6,860,000 (US$879,000) and HK$461,000 (US$59,000) for the six-month periods ended June 30, 2007 and 2008 respectively, primarily as a result of repayment to a stockholder.

Net cash used in financing activities, which mainly include settlement of bank loans, were HK$969,000 (US$124,000) and HK$239,000 (US$30,000) in the six-month periods ended June 30, 2007 and 2008, respectively.

During the six-month period ended June 30, 2008, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material. The Company's long-term loans bear effective interest rates varying from 2.3% to 2.35% per annum during the period. The total balance outstanding as of June 30, 2008 on such loan was HK$11,421,000 (US$1,464,000). The last repayment on the loan is due in 2026.

During the six-month period ended June 30, 2008, the Company has no material purchases of investments.

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

The critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest 10-K/A, as filed with the SEC, which includes audited consolidated financial statements for the three fiscal years ended December 31, 2007.

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

ITEM 4(A) - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of June 30, 2008, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

ITEM 4(A)T – INTERNAL CONTROL OVER FINANCIAL REPORTING

(a)  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2008.

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

PHYSICAL PROPERTY HOLDINGS INC.
(Registrant)

August 14, 2008	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 14, 2008	/s/ Darrie Lam
Darrie Lam
Chief Financial Officer
(Principal Financial and Accounting Officer)