Form 10-K/A
period 2007-12-31
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2008-09-12
CIK 1048055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

This abbreviated Amendment No. 2 to Form 10-K/A for the year ended December 31, 2007 is being filed to revise the certifications of the Principal Executive Officer and the Principal Financial Officer to conform to the form of certification in Item 601(b)(31) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 12, 2008.

PHYSICAL PROPERTY HOLDINGS INC.

By:	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ngai Keung Luk	Chairman and Chief Executive Officer	Date: 9/12/08
Ngai Keung Luk	(Principal Executive Officer)

/s/ Yuk Wah Ho	President and Director	Date: 9/12/08
Yuk Wah Ho

/s/ Darrie Lam	Chief Financial Officer, Secretary and Director	Date: 9/12/08
Darrie Lam	(Principal Accounting and Financial Officer)

/s/ Yat Ming Lam	Director	Date: 9/12/08
Yat Ming Lam

/s/ Allan Wah Chung Li	Director	Date: 9/12/08
Allan Wah Chung Li