Form 10-Q/A
period 2008-03-31
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2008-09-12
CIK 1048055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This abbreviated Amendment No. 1 to Form 10-Q/A for the quarter ended March 31, 2008 is being filed to revise the certifications of the Principal Executive Officer and the Principal Financial Officer to conform to the form of certification in Item 601(b)(31)(i) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHYSICAL PROPERTY HOLDINGS INC.
(Registrant)

September 12, 2008	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer
(Principal Executive Officer)

September 12, 2008	/s/ Darrie Lam
Darrie Lam
Chief Financial Officer
(Principal Financial and Accounting Officer)