Form 10-Q
period 2008-09-30
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2008-11-14
CIK 1048055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: September 30, 2008, 28,329,353 shares.

PHYSICAL PROPERTY HOLDINGS INC.

Form 10-Q for the period ended September 30, 2008

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three months ended September 30			Nine months ended September 30
	2007	2008	2008	2007	2008	2008
	HK$	HK$	US$	HK$	HK$	US$

Continuing Operations
Operating Revenue
Rental income	169	177	23	535	544	70
Total operating revenues	169	177	23	535	544	70

Operating Expenses
Rent and related expenses	(25)	(23)	(3)	(79)	(69)	(9)
Depreciation	(71)	(71)	(9)	(213)	(213)	(27)
Other selling and administrative expenses	(1,596)	(147)	(19)	(2,633)	(1,195)	(153)
Total operating expenses	(1,692)	(241)	(31)	(2,925)	(1,477)	(189)

Loss from operations	(1,523)	(64)	(8)	(2,390)	(933)	(119)

Non-operating expenses
Other income, net	--	--	--	--	2	--
Interest expenses	(124)	(65)	(8)	(374)	(221)	(29)
Total non-operating expenses	(124)	(65)	(8)	(374)	(219)	(29)

Loss before income taxes	(1,647)	(129)	(16)	(2,764)	(1,152)	(148)

Provision (Credit) for income taxes	(13)	--	--	(13)	--	--

Loss from continuing operations	(1,660)	(129)	(16)	(2,777)	(1,152)	(148)

Discontinued Operations
Net loss attributable to discontinued operations	--	--	--	(8,649)	--	--

Net loss and total comprehensive loss	(1,660)	(129)	(16)	(11,426)	(1,152)	(148)

Loss per share of common stock	(0.06)	--	--	(0.47)	(0.04)	(0.01)

Weighted average number of shares of common stock outstanding	28,329,353	28,329,353	28,329,353	24,078,671	28,329,353	28,329,353

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the readers has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2008 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

		As of
	Note	December 31, 2007	September 30, 2008 (Unaudited)
		HK$	HK$	US$

ASSETS

Current assets
Cash and bank balances		2,549	1,596	204
Trade receivables		22	--	--
Rental and utility deposits		26	24	3
Prepayments and other current assets		779	--	--
Total current assets		3,376	1,620	207

Bank deposits, collateralized		80	82	11
Property, plant and equipment, net of accumulated depreciation of HK$1,490 as of September 30, 2008 (December 31, 2007: HK$1,277)		11,211	10,998	1,410

Total assets		14,667	12,700	1,628

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Long-term bank loans - current portion	4	435	513	66
Due to a stockholder	8	531	79	10
Other payables		213	215	28
Total current liabilities		1,179	807	104

Commitments and contingencies	7

Long-term bank loans - non-current portion	4	11,225	10,782	1,382

Stockholders' equity
Common stock, par value US$0.001 each, 100 million shares of stock authorized; 28,329,353 shares of stock issued and outstanding		221	221	28
Additional paid-in capital		73,608	73,608	9,437
Accumulated losses		(71,566)	(72,718)	(9,323)
Total stockholders' equity		2,263	1,111	142

Total liabilities and stockholders' equity		14,667	12,700	1,628

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the readers has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2008 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		Nine Months Ended September 30
	Note	2007	2008	2008
		HK$	HK$	US$

Cash flows from operating activities
Net loss		(11,426)	(1,152)	(148)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Minority interests		7	--	--
Depreciation		7,331	213	27
Changes in working capital:
Trade and other receivables		(1,725)	22	3
Deposits, prepayments and other current assets		1,289	781	100
Inventories		166	--	--
Trade and other payables		(10,039)	2	--
Deferred income		17,849	--	--
Deferred liabilities		(338)	--	--
Income taxes payable		773	--	--
Taxes other than income		(310)	--	--
Net cash provided by (used in) operating activities		3,577	(134)	(18)

Cash flows from investing activities
Acquisition of property, plant and equipment		(951)	--	--
Disposal of subsidiaries	6	(3,911)	--	--
Increase in bank deposit, collateralized		(28)	(2)	--
Repayment to related companies		(2,716)	--	--
Net cash used in investing activities		(7,606)	(2)	--

Cash flows from financing activities
Settlement of short-term bank loans		(25)	--	--
Proceeds from long-term bank loans		11,760	--	--
Repayment of long-term bank loans		(8,847)	(365)	(47)
Capital element of capital lease rental payments		(267)	--	--
Net repayment to a stockholder	8	(1,027)	(452)	(58)
Net cash provided by (used in) financing activities		1,594	(817)	(105)

Net decrease in cash and cash equivalents		(2,435)	(953)	(123)

Cash and cash equivalents at beginning of period		2,436	2,549	327

Cash and cash equivalents at end of period		1	1,596	204

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the readers has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2008 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Physical Property Holdings Inc. ("the Company") and the subsidiaries that it controls. The Company, through its subsidiaries, engaged in the real estate business by holding five residential apartments in Hong Kong. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K/A and Form 10-K/A Amendment No.2 for the year ended December 31, 2007.

On October 31, 2006, the Company entered into two material definitive agreements: (a) a Share Exchange Agreement (the “Share Exchange Agreement”) with Mr. Ngai Keung Luk, the Chairman, CEO, and a majority shareholder of the Company (“Mr. Luk”), pursuant to which Mr. Luk agreed to transfer 100% of the shares which he owned of Ableforce International Limited, a British Virgin Islands corporation (“Ableforce”), to the Company in exchange for the issuance by the Company to Mr. Luk of 12,000,000 shares of common stock, $0.001 par value, and the issuance of an additional 3,328,070 shares of common stock as the repayment of amounts due to Mr. Luk on Ableforce’s books and records as of September 30, 2006, or a total of 15,328,070 shares of common stock. Ableforce is primarily engaged in the real estate business in Hong Kong, and through Good Partner Limited, its wholly-owned subsidiary, owns five residential apartments that it leases to tenants; and (b) a Disposal Agreement (the “Disposal Agreement”), with Mr. Luk, pursuant to which the Company agreed to transfer to Mr. Luk the sole outstanding common share of Physical Beauty & Fitness Holdings Limited, a British Virgin Islands corporation and the then wholly owned subsidiary of the Company (“Physical Limited”), which is a holding company for subsidiaries that operate fitness and spa centers located in Hong Kong and the People’s Republic of China (including one in Macau), in exchange for the indemnification of the Company by Mr. Luk for all liabilities associated with the operations and assets of Physical Limited. The transactions contemplated by the Share Exchange Agreement were consummated on February 5, 2007 and the transactions contemplated by the Disposal Agreement were consummated on February 27, 2007. As a result of the transactions contemplated by the Disposal Agreement, including the sale of the stock of Physical Limited, the Company is no longer engaged in the fitness and spa center business, and owns and operates residential apartments. Mr. Luk continues to own 100% of the stock of Physical Limited and plans to continue to operate the spa and fitness centers. In addition, the Company changed its name to Physical Property Holdings Inc. on March 5, 2007. Reference is made to a Definitive Information Statement on Schedule 14C, which was filed with the Commission on February 2, 2007 for additional details concerning these matters.

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

In accordance with the requirements of the Statement of Financial Accounting Standards No. 141 and indication from SEC staff as referred to EITF Abstracts Issue No. 02-05, the Company has accounted for its acquisition of the stock of Ableforce pursuant to the Share Exchange Agreement as a merger of the Company and  Ableforce under common control since the business combination is being effected through the transfer of assets to the Company in a share exchange.

In accordance with the requirements of generally accepted accounting practices, the transactions contemplated by the Disposal Agreement had been accounted for in the accounting records of the Company as a contribution from the majority stockholder. The Company recorded a credit to additional paid-in capital to the extent that the consideration received by the Company relating to these transactions was higher than the net book values of these assets as reflected in the accounting records of the Company as at the date of the consummation of the Disposal Agreement.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the information and footnotes required by generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value under other instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company's first fiscal year after November 15, 2007. The Company has chosen not to elect the option.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"), which broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and stipulated that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for all transactions entered into, on or after January 1, 2009. The adoption of this Statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS 160 also calls for consistency in the manner of reporting changes in the parent's ownership interest and required fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective on January 1, 2009. The adoption of this Statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133 ("SFAS 161"). SFAS 161 expands the disclosure requirements in SFAS 133, regarding an entity's derivative instruments and hedging activities. SFAS 161 is effective on January 1, 2009. The adoption of this Statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162. The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for non-governmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of the adoption of SFAS 162 on the Company's financial statements.

On September 12, 2008, the FASB issued FASB staff position No. 133-1 (FSP 133-1) and FIN 45-4, Disclosures about credit derivatives and Certain Guarantees – An amendment of SFAS 133 and FIN 45; and Clarification of the Effective Date of SFAS 161. FSP 13-1 and FIN 45-4 expand the disclosure requirement of credit derivatives and guarantees and are effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of these statements is not expected to have a material effect on the Company's financial statements.

In October 10, 2008, the FASB issued a FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Assets Is Not Active (FSP 157-3), clarifies the application of SFAS 157 in a market that is not active. Besides, The FASB also issued a FASB Staff Position No. FAS 157-2, Effective Date of FAS 13 Statement No. 157, amending SFAS 157 for non financial assets and non financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis lat least annually, until fiscal years beginning after November 15, 2008, and interim period within these fiscal years. The adoption of these statements is not expected to have a material effect on the Company's financial statements.

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

The results of the discontinued operations for the period ended September 30, 2007 are summarized as follows:

	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2008	2008
	HK$	HK$	US$

Turnover	77,881	--	--
Operating costs	(85,824)	--	--
Finance costs	(1,065)	--	--
Other income	366	--	--

Loss before taxation	(8,642)	--	--
Taxation	--	--	--

Loss before minority interest	(8,642)	--	--
Minority interest	(7)	--	--

Net loss attributable to discontinued operations	(8,649)	--	--

4. LONG-TERM BANK LOANS

During the period under review, the Company repaid HK$365 of its outstanding bank loans which are secured by five residential properties owned by the Company. The outstanding loan balances as of September 30, 2008 were analyzed as follows:

PRINCIPAL		INTEREST RATE
HK$	US$

11,295	1,448	HK$ prime – 3.2% to HK$ prime – 3.15%

Maturities of the long-term bank loans are as follows:

PRINCIPAL		PAYABLE DURING THE FOLLOWING PERIODS
HK$	US$

513	66	2008 - 2009
10,782	1,382	2009 - 2026
11,295	1,448

5. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	THREE MONTHS ENDED SEPTEMBER 30			NINE MONTHS ENDED SEPTEMBER 30
	2007	2008	2008	2007	2008	2008
	HK$	HK$	US$	HK$	HK$	US$

Cash paid for:
Interest expenses	124	65	9	1,439	221	29

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

6. DISPOSAL OF SUBSIDIARIES DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2007

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

Analysis of outflow of cash and cash equivalents in respect of disposal of businesses during the nine months ended September 30, 2007:

2007
HK$

Cash consideration	--
Cash and cash equivalents disposed	(3,911)

Net outflow of cash and cash equivalents	(3,911)

7. COMMITMENTS AND CONTINGENCIES

The Company provided corporate guarantee to the extent of HK$8,000 to secure overdraft facilities granted to a related company, of which HK$2,743 was utilized as of December 31, 2007. The guarantee was cancelled in July, 2008 upon the renewal of such facilities.

As of September 30, 2008 and December 31, 2007, the Company had no material outstanding commitment.

8. RELATED PARTY TRANSACTIONS

During the nine-month period ended September 30, 2008, the Company has made a net repayment of HK$452 to a stockholder. The movements of the amount due to the stockholder are analyzed as follows:

	2008	2008
	HK$	US$

Balance as at January 1, 2008	531	68
Advance from the stockholder	7,236	927
Repayment to the stockholder	(7,743)	(992)
Expenses paid by the stockholder on behalf of the Company	55	7

Balance as at September 30, 2008	79	10

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

Overview of Company's Business:

The Company, through its predecessor companies and its subsidiaries, had been an established commercial operator of fitness and spa centers in Hong Kong and China since 1986. The Company operated seventeen facilities: thirteen in Hong Kong and four in China (including one in Macau). In addition, the Company was appointed by an outside investor to manage a fitness and spa center in Dalian, China. The Company also granted the use of the trade name to a third party for operating a fitness and spa center in Hangzhou, China. The Company offered to its customers, at each location, access to a wide range of U.S.-styled fitness and spa services.

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

On October 31, 2006, the Company entered into two material definitive agreements: (a) a Share Exchange Agreement (the “Share Exchange Agreement”) with Mr. Ngai Keung Luk, the Chairman, CEO, and a majority shareholder of the Company (“Mr. Luk”), pursuant to which Mr. Luk agreed to transfer 100% of the shares which he owned of Ableforce International Limited, a British Virgin Islands corporation (“Ableforce”), to the Company in exchange for the issuance by the Company to Mr. Luk of 12,000,000 shares of common stock, $0.001 par value, and the issuance of an additional 3,328,070 shares of common stock as the repayment of amounts due to Mr. Luk on Ableforce’s books and records as of September 30, 2006, or a total of 15,328,070 shares of common stock. Ableforce is primarily engaged in the real estate business in Hong Kong, and through Good Partner Limited, its wholly-owned subsidiary, owns five residential apartments that it leases to tenants; and (b) a Disposal Agreement (the “Disposal Agreement”), with Mr. Luk, pursuant to which the Company agreed to transfer to Mr. Luk the sole outstanding common share of Physical Beauty & Fitness Holdings Limited, a British Virgin Islands corporation and the then wholly owned subsidiary of the Company (“Physical Limited”), which is a holding company for subsidiaries that operate fitness and spa centers located in Hong Kong and the People’s Republic of China (including one in Macau), in exchange for the indemnification of the Company by Mr. Luk for all liabilities associated with the operations and assets of Physical Limited. The transactions contemplated by the Share Exchange Agreement were consummated on February 5, 2007 and the transactions contemplated by the Disposal Agreement were consummated on February 27, 2007. As a result of the transactions contemplated by the Disposal Agreement, including the sale of the stock of Physical Limited, the Company is no longer engaged in the fitness and spa business, and owns and operates residential apartments. Mr. Luk continues to own 100% of the stock of Physical Limited and plans to continue to operate the spa and fitness centers. In addition, the Company changed its name to Physical Property Holdings Inc. on March 5, 2007. Reference is made to a Definitive Information Statement on Schedule 14C, which was filed with the Commission on February 2, 2007 for additional details concerning these matters.

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

The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2008	2007	2008

Operating Revenues	100.00%	100.00%	100.00%	100.00%

Total operating expenses	1,001.18%	136.16%	546.73%	271.51%

Operating loss	(901.18%)	(36.16%)	(446.73%)	(171.51%)

Loss before income taxes	(974.56%)	(72.88%)	(516.64%)	(211.76%)

Provision for income taxes	(7.69%)	--	(2.43%)	--

Net loss	(982.25%)	(72.88%)	(2,135.70%)	(211.76%)

THREE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the third quarter of 2008 totaled HK$177,000 (US$23,000) compared to HK$169,000 (US$22,000) for the third quarter of 2007. This represented an increase of HK$8,000 (US$1,000) or 5%, mainly contributed from the full occupancy of its residential apartments recorded for this quarter.

OPERATING EXPENSES. The Company's operating expenses totaled HK$241,000 (US$31,000), or 136% of operating revenues, for the third quarter of 2008, compared to HK$1,692,000 (US$217,000), or 1,001% of operating revenues, for the third quarter of 2007. This represented a decrease of HK$1,451,000 (US$186,000) or 86%, resulting from the full amortization of prepaid management consultancy fees in June 2008.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the third quarter of 2008 totaled HK$65,000 (US$8,000) compared to HK$124,000 (US$16,000) for the third quarter of 2007. This represented a decrease of 48% due to reduction in interest expenses as a result of interest saving from a refinancing arrangement by the end of September 2007.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the third quarter in view of the losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$129,000 (US$16,000) for the third quarter of 2008, compared to a net loss and total comprehensive loss of HK$1,660,000 (US$213,000) for the third quarter of 2007. This represented a decrease of HK$1,531,000 (US$196,000), mainly due to less operating expenses incurred for this quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the first nine months of 2008 totaled HK$544,000 (US$70,000) compared to HK$535,000 (US$69,000) for the same period last year. This represented a slight increase of 2% reflecting the stabilization in the property market.

OPERATING EXPENSES. The Company's operating expenses totaled HK$1,477,000 (US$189,000), or 272% of operating revenues, for the first nine months of 2008, compared to HK$2,925,000 (US$375,000), or 547% of operating revenues, for the first nine months of 2007. This represented a decrease of HK$1,448,000 (US$186,000) or 50%, mainly due to the full amortization of prepaid management consultancy fees in June, 2008.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first nine months of 2008 totaled HK$219,000 (US$29,000) compared to HK$374,000 (US$48,000) for the first nine months of 2007. This represented a decrease of 41% as a result of interest saving from a refinancing arrangement by the end of September 2007.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the period under review because there were losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$1,152,000 (US$148,000) for the first nine months of 2008, compared to a net loss and total comprehensive loss of HK$11,426,000 (US$1,465,000) for the first nine months of 2007. This represented a decrease of HK$10,274,000 (US$1,317,000), mainly due to the net loss attributable to discontinued operations in the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through cash generated from operations and long-term bank loans.

Cash and cash equivalent balances as of September 30, 2008 and December 31, 2007 were HK$1,596,000 (US$204,000) and HK$2,549,000 (US$327,000), respectively.

Net cash provided by (used in) operating activities were HK$3,577,000 (US$459,000) and HK$(134,000) (US$(18,000)) for the nine-month periods ended September 30, 2007 and 2008, respectively. The Company's operating activities were historically financed by cash flows from operations.

Net cash used in investing activities were HK$7,606,000 (US$975,000) and HK$2,000 (US$Nil) for the nine-month periods ended September 30, 2007 and 2008, respectively.  The significant cash outflows in the nine-month period ended September 30, 2007 were mainly due to (a) repayment made to related companies and acquisition of equipment used in the spa and fitness business prior to its disposal in February 2007; and (b) cash disposed of as a result of the discontinuance of the spa and fitness business.

Net cash provided by (used in) financing activities, which mainly include settlement of bank loans, were HK$1,594,000 (US$204,000) and HK$(817,000) (US$(105,000)) in the nine-month periods ended September 30, 2007 and 2008, respectively.

During the nine-month period ended September 30, 2008, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material. The Company's long-term loans bear effective interest rates varying from 2.3% to 2.35% per annum during the period. The total balance outstanding as of September 30, 2008 on such loan was HK$11,295,000 (US$1,448,000). The last repayment on the loan is due in 2026.

During the nine-month period ended September 30, 2008, the Company has no material purchases of investments.

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

The critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K/A and Form 10-K/A Amendment No. 2, as filed with the SEC, which includes audited consolidated financial statements for the three fiscal years ended December 31, 2007.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the operations of the Company are solely operated in Hong Kong, they are subject to similar considerations and risks typically associated with investments in the real estate market of United States and Western European companies. These include risks associated with, among others, interest rate and liquidity risk. These are described further in the following:

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

ITEM 4(A) - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of September 30, 2008, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

ITEM 4(A)T – INTERNAL CONTROL OVER FINANCIAL REPORTING

(a) The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2008.

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

Subsequently, on or about January 11, 2008, the SEC sent a subpoena to the Company for additional information and documents concerning the Company and Score One, Inc. in furtherance of its investigation into potential spam e-mail campaigns and securities fraud violations.  Management of the Company has retained counsel and responded to the subpoena.

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

PHYSICAL PROPERTY HOLDINGS INC.
(Registrant)

November 14, 2008	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 14, 2008	/s/ Darrie Lam
Darrie Lam
Chief Financial Officer
(Principal Financial and Accounting Officer)