Form 10-K
period 2008-12-31
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2009-03-31
CIK 1048055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

State issuer's revenues for its most recent fiscal year: $87,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2009 was $49,513 based upon the average of the last available bid and asked price of the Common Stock of $0.01 as of December 29, 2008.

The number of shares outstanding of the registrant's common stock as of March 31, 2009: 28,329,353 shares, $.001 Par Value.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF CONTENTS

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

ITEM 1. BUSINESS

BACKGROUND OF THE COMPANY

Physical Property Holdings Inc. (formerly known as Physical Spa & Fitness Inc.) (the “Company”), through its predecessor companies and its subsidiaries, had been an established commercial operator of fitness and spa centers in Hong Kong and China since 1986. The Company operated seventeen facilities: thirteen in Hong Kong and five in China (including one in Macau). In addition, the Company was appointed by an outside investor to manage a fitness and spa center in Dalian, China. The Company also granted the use of the trade name to a third party for operating a fitness and spa center in Hangzhou, China.

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

On February 5, 2007, the transactions contemplated by the Share Exchange Agreement were consummated, resulting in the Company’s acquisition of all of the issued and outstanding shares of common stock of Ableforce. As discussed above, Ableforce, through its wholly-owned subsidiary Good Partner Limited, owns five residential apartments located in Hong Kong. The results of operations of Ableforce after the closing have been reflected on the Company’s financial statements since the year ended December 31, 2007.

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

In accordance with the requirements of generally accepted accounting practices, the transactions contemplated by the Disposal Agreement have been accounted for in the accounting records of the Company as a contribution from the majority stockholder.  As set out in note 11 to the audited financial statements, the Company recorded a credit to additional paid-in capital to the extent that the consideration received by the Company relating to these transactions was higher than the net book values of these assets as reflected in the accounting records of the Company as at the date of the Disposal Agreement. As a result of the merger, the comparative figures of 2006 in the audited financial statements for the year ended December 31, 2008 would be different with those presented in the audited financial statements in the respective year.

THE COMPANY'S BUSINESS

BUSINESS DEVELOPMENT

Upon consummation of the two definitive agreements as mentioned above, the Company engages in the business of buying, investing in, selling, renovating, and renting real estate, exclusively in the Hong Kong SAR of the People’s Republic of China.  The Company has never been the subject of any bankruptcy or receivership proceeding.  It has had no material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets except the purchase of five residential units located in The Metropolis Residence, No. 9 Metropolis Drive, Hunghom, Hong Kong.

THE APARTMENTS AT THE METROPOLIS RESIDENCE

The properties were acquired on September 8, 2003 at a total consideration of HK$12,435,000, with an average purchase price of approximately HK$2.5 million for each unit.  They have been held for investment purposes.

Currently three units have been leased on a term of two years.  Monthly rentals vary from HK$11,000 to HK$15,000.  The tenants have a variety of occupations, including merchants and senior executives.

The units are managed by Citybase Property Management Ltd. which is a wholly-owned subsidiary of Cheung Kong (Holdings) Limited, an unrelated public company listed on the Hong Kong Stock Exchange.

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

The city of Hunghom, Hong Kong lies on the outskirts of Kowloon peninsula, near the exit of the Cross Harbour Tunnel.  The estimated population of Hunghom in 2008 was approximately 15,000, and the estimated population of Hong Kong in 2008 was approximately 7 million.

The economy in the Company’s primary market area enjoys the presence of large employers such as Hutchison Estate Agents Limited, a member of the Hutchison Whampoa Property Group. Other employment and economic activity is provided by The Cross-Harbour Tunnel, The Hong Kong Polytechnic University, and a variety of wholesale and retail trade businesses.

The Company estimated that total floor area under potential development to the Hunghom district could reach at least 4 million square feet including the area of The Metropolis Residence. The development could be a complex consisting of an exhibition stadium, shopping mall, hotel, and office which collectively maximize the opportunities of business between Hong Kong and Mainland China. However, there is no assurance that such plan will be implemented.

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

In order to determine and evaluate the fastest growing areas, the Company will obtain reports from report surveys and reporting companies. These reports will provide detailed information that the Company will then study to determine where the good areas of growth are.

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

In addition, the Company faces significant competition from home builders and land developers, because some renters have moved out of the rental market into single-family homes due to recent mortgage interest rates, which have reached lows in some cases. Throughout Hong Kong and mainland China there are over 10 major land developers. These developers have greater financial resources than the Company and are better poised for market retention and expansion than the Company is. Specifically, the Company’s competition with regional and international homebuilders is as follows:

•	Cheung Kong (Holdings) Limited – Completed in 2006 the largest twin-design hotel in Hong Kong located along the Hunghom Waterfront, offering long staying package as low as HK$9,990 (US$1,281).
•	Henderson Land – Founded in 1976, it is one of the largest producers of new homes in Hong Kong.
•	Sun Hung Kai Properties – Incorporated in 1972, it has established itself as Hong Kong’s largest producer of private homes.

These regional and international homebuilders purchase land or lots of vacant land parcels to build multi-family buildings, housing condominiums and apartments, often in connection with nearby shopping centers and commercial buildings. These homebuilders have substantial resources to enable them to buy the land and build multi-family buildings for resale.

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

ITEM 2. PROPERTIES

As mentioned above, the Company controls five residential units located in The Metropolis Residence, No. 9 Metropolis Drive, Hunghom, Hong Kong. They are rental units.

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

Subsequently, on or about January 11, 2008, the SEC sent a subpoena to the Company for additional information and documents concerning the Company and Score One, Inc. in furtherance of its investigation into potential spam e-mail campaigns and securities fraud violations.  Management of the Company has retained counsel and responded to the subpoena in May 2008.  The Company has not received any objections or requests for supplemental information since that time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the Company's fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock has been listed on the Bulletin Board of the NASDAQ's over-the-counter market under the symbol PPYH (formerly known as PFIT), since December, 1996, but has been traded only sporadically. As of December 31, 2008, the 52-week trading range was between $0.001 to $0.25 per share. The last reported sale was on December 29, 2008 at $0.01 per share. The reported sporadic sales in the fiscal year 2008 are set forth below. Quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

Date	High	Low

Jan 2008	0.32	0.01
Feb 2008	0.30	0.03
Mar 2008	0.25	0.10
Apr 2008	0.10	0.01
May 2008	0.02	0.02
Jun 2008	0.02	0.02
Jul 2008	0.02	0.001
Aug 2008	0.25	0.05
Sep 2008	0.10	0.05
Oct 2008	0.10	0.01
Nov 2008	0.10	0.05
Dec 2008	0.05	0.01
[SOURCE: Reuters]

As of December 31, 2008, there were approximately 597 shareholders of record of the Company's Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. The following table summarizes certain selected financial data of the Company for the fiscal years ended December 31, 2004 through December 31, 2008. The data has been derived from Consolidated Financial Statements (audited) included in Item 8 of this Report except that the balance sheet data for the fiscal years prior to 2006 reflects the discontinued operations only.

Consolidated Statements of Operations Data
(Amounts in thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2004	2005	2006	2007	2008	2008
	HK$	HK$	HK$	HK$	HK$	US$
CONTINUING OPERATIONS
OPERATING REVENUES
Rental income	--	--	773	729	680	87

OPERATING EXPENSES
Salaries and commissions	(135)	--	--	--	--	--
Rent and related expenses	(180)	(122)	(129)	(110)	(93)	(12)
Depreciation	(298)	(298)	(284)	(284)	(284)	(36)
Other selling and administrative expenses	(118)	(89)	(186)	(3,505)	(1,240)	(159)
Total operating expenses	(731)	(509)	(599)	(3,899)	(1,617)	(207)

(LOSS) INCOME FROM OPERATIONS	(731)	(509)	174	(3,170)	(937)	(120)

NON-OPERATING EXPENSES
Other income, net	43	--	--	106	2	--
Interest expenses	(253)	(402)	(577)	(497)	(282)	(36)
Total non-operating expenses	(210)	(402)	(577)	(391)	(280)	(36)

LOSS BEFORE INCOME TAXES	(941)	(911)	(403)	(3,561)	(1,217)	(156)
Provision for income taxes	--	--	--	--	--	--

LOSS FROM CONTINUING OPERATIONS	(941)	(911)	(403)	(3,561)	(1,217)	(156)

DISCONTINUED OPERATIONS
NET INCOME (LOSS) ATTRIBUTABLE TO DISCONTINUED OPERATIONS	1,394	(55,946)	(38,485)	(8,649)	--	--

NET INCOME (LOSS) AND TOTAL COMPREHENSIVE INCOME (LOSS)	453	(56,857)	(38,888)	(12,210)	(1,217)	(156)

Earning (Loss) per share of common stock	0.05	(5.69)	(3.75)	(0.49)	(0.04)	(0.01)
Weighted average number of shares of common stock outstanding	10,000,000	10,000,000	10,370,321	25,141,341	28,329,353	28,329,353

Balance Sheet Data
Current assets	55,182	74,464	76,293	3,376	1,370	175
Total assets	280,192	251,750	231,761	14,667	12,379	1,587
Current liabilities	206,567	204,299	195,672	1,179	693	89
Long-term obligations other than finance leases	638	--	9,291	11,660	11,167	1,432
Working capital	(151,385)	(129,835)	(119,379)	2,197	677	86
Obligations under finance leases-non current	--	119	114	--	--	--
Deferred taxation	2,202	--	--	--	--	--
Minority interests	7,010	6,156	452	--	--	--
Stockholders' equity (deficit)	37,682	(17,600)	(55,138)	2,263	1,046	134

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with "Selected Income Data" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Overview

The Company had historically been an established commercial operator through its subsidiaries of fitness and spa centers in Hong Kong and China since 1986. The Company operated seventeen facilities:  thirteen in Hong Kong and four in China (including one in Macau). In addition, the Company was appointed by an outside investor to manage a fitness and spa center in Dalian, China. The Company also granted the use of the trade name to a third party for operating a fitness and spa center in Hangzhou, China.

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

On February 5, 2007, the transactions contemplated by the Share Exchange Agreement were consummated, resulting in the Company’s acquisition of all of the issued and outstanding shares of common stock of Ableforce.  As discussed above, Ableforce, through its wholly-owned subsidiary Good Partner Limited, owns five residential apartments located in Hong Kong.  The results of operations of Ableforce after the closing are reflected on the Company’s financial statements commencing from the fiscal year ended December 31, 2007.

RESULTS OF OPERATIONS

Prior to February 27, 2007, the Company's revenues were derived from its two main lines of business of fitness and spa services in the following principal ways: admission fees and monthly subscription fees from the fitness customers, and the sale of beauty treatments and skin care products to the beauty patrons.

In respect to fitness services, each customer was charged monthly dues of HK$350 (US$45) for the usage of the fitness centers. During promotional period, discounts on the monthly dues would be offered to customers.

In respect to beauty services, the customers could purchase a single treatment, or in packages of ten or more treatments, with quantity discounts available. There was a wide range of beauty treatments available at prices ranging from HK$400 (US$51) to HK$15,000 (US$1,923).

Subsequent to entering into and consummation of the two material definitive agreements as mentioned above, the Company’s principal activities changed from fitness and spa businesses to properties investments.

The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

	Years Ended December 31,
	2006	2007	2008

Operating revenues	100.00%	100.00%	100.00%

Total operating expenses	77.49%	534.84%	237.79%

Income (Loss) from operations	22.51%	(434.84%)	(137.79%)

Loss before income taxes	(52.13%)	(488.48%)	(178.97%)

Provision for income taxes	0.00%	0.00%	0.00%

Net loss attributable to discontinued operations	(4,978.65%)	(1,186.42%)	--

Net loss	(5,030.79%)	(1,674.90%)	(178.97%)

FISCAL YEAR ENDED DECEMBER 31, 2008 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2007

OPERATING REVENUES. Operating revenues for the fiscal year ended December 31, 2008 totaled HK$680,000 (US$87,000) compared to HK$729,000 (US$93,000) of last year. This represented a decrease of 7% mainly due to vacancy of a property since the third quarter of 2008.

OPERATING EXPENSES. The Company's operating expenses totaled HK$1,617,000 (US$207,000), or 238% of operating revenues, for the fiscal year ended December 31, 2008, compared to HK$3,899,000 (US$500,000), or 535% of operating revenues, for the year of 2007. This represented a decrease of HK$2,282,000 (US$293,000), or 59%, resulting from the full amortization of prepaid management consultancy fees in June 2008.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the fiscal year ended December 31, 2008 totaled HK$280,000 (US$36,000) compared to HK$391,000 (US$50,000) in 2007. This represented a decrease of 28% due to reduction in interest expenses as a result of interest savings from a refinancing arrangement by the end of September 2007.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the fiscal year ended December 31, 2008 in view of the losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$1,217,000 (US$156,000) for the fiscal year ended December 31, 2008, compared to a net loss and total comprehensive loss of HK$12,210,000 (US$1,565,000) for 2007.  This represented a decrease of HK$10,993,000 (US$1,409,000) mainly due to the net loss attributable to discontinued operations in the first quarter of 2007.

FISCAL YEAR ENDED DECEMBER 31, 2007 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2006

OPERATING REVENUES. Operating revenues for the fiscal year ended December 31, 2007 totaled HK$729,000 (US$93,000) compared to HK$773,000 (US$99,000) for 2006. This represented a decrease of 6% mainly due to competitive rent offered to new tenants in line with market.

OPERATING EXPENSES. The Company's operating expenses totaled HK$3,899,000 (US$500,000), or 535% of operating revenues, for the fiscal year ended December 31, 2007, compared to HK$599,000 (US$77,000), or 77% of operating revenues, for the year of 2006. This represented an increase of HK$3,300,000 (US$423,000) or 551% mainly due to recognition of management consultancy services of HK$3,077,000 (US$394,000) for the fiscal year ended December 31, 2007.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the fiscal year ended December 31, 2007 totaled HK$391,000 (US$50,000) compared to HK$577,000 (US$74,000) in 2006. This represented a decrease of 32% mainly due to receipt of a cash rebate in relation to a refinancing arrangement with a bank.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the fiscal year ended December 31, 2007 in view of the losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$12,210,000 (US$1,565,000) for the fiscal year ended December 31, 2007, compared to a net loss and total comprehensive loss of HK$38,888,000 (US$4,986,000) for 2006.  This represented a decrease of HK$26,678,000 (US$3,421,000) following a substantial change in the Company’s structure and the principal activities from fitness and spa businesses to properties investments.

FISCAL YEAR ENDED DECEMBER 31, 2006 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2005

OPERATING REVENUES. Operating revenues for the fiscal year ended December 31, 2006 totaled HK$773,000 (US$99,000) compared to zero revenues in 2005. This represented an increase of 100% being the rental income on the apartments.

OPERATING EXPENSES. The Company's operating expenses totaled HK$599,000 (US$77,000), or 77% of operating revenues, for the fiscal year ended December 31, 2006, compared to HK$509,000 (US$65,000) for the year of 2005. This represented an increase of HK$90,000 (US$12,000) mainly due to higher audit fees incurred.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the year of 2006 totaled HK$577,000 (US$74,000) compared to total non-operating expenses of HK$402,000 (US$52,000) for 2005. This represented an increase of 44% mainly due to higher interest expenses.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the year in view of the losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company suffered a net loss and total comprehensive loss of HK$38,888,000 (US$4,986,000) for the fiscal year ended December 31, 2006, compared to a net loss and total comprehensive loss of HK$56,857,000 (US$7,289,000) for 2005, representing a decrease of 32% following a substantial change in the Company’s structure and the principal activities from fitness and spa businesses to properties investments.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through cash generated from operations and long-term bank loans.

Cash and cash equivalent balances for the fiscal years ended December 31, 2008 and December 31, 2007 were HK$1,255,000 (US$161,000) and HK$2,549,000 (US$327,000), respectively.

Net cash (used in) provided by operating activities were HK$(275,000) (US$(36,000)), HK$5,366,000 (US$688,000), and HK$20,703,000 (US$2,654,000) for fiscal years 2008, 2007, and 2006 respectively. The Company's operating activities are historically financed by cash flows from operations.

Net cash used in investing activities were HK$2,000 (US$256), HK$4,970,000 (US$637,000), and HK$18,647,000 (US$2,391,000) for fiscal years 2008, 2007, and 2006 respectively, primarily as a result of expenditures for property, plant and equipment and disposal of subsidiaries.

Net cash used in financing activities, which mainly included settlement of bank loans and amounts due to a stockholder, were HK$1,017,000 (US$130,000), HK$283,000 (US$36,000), and HK$2,159,000 (US$277,000) for fiscal years 2008, 2007 and 2006, respectively.

During the fiscal year ended December 31, 2008, the Company did not enter into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies.

Consistent with the general practice of lessors of residential apartments, the Company receives monthly rentals which are due on the first day of each billing period and are non-refundable. This practice creates working capital that the Company generally utilizes for working capital purposes.

The Company did not have a trade receivable balance at December 31, 2008. The Company obtains rental deposits from its tenants and has never experienced any significant problems with collection of accounts receivable. No provision for doubtful receivables is therefore made for the year under review.

As of December 31, 2008, the Company had capital expenditure commitments contracted but not provided for net of deposits paid amounting to HK$210,000(US$27,000). No capital expenditures were incurred on the continuing operations for fiscal years 2007 and 2006.

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

We have audited the accompanying consolidated balance sheets of Physical Property Holdings Inc. (formerly known as Physical Spa & Fitness Inc.) (a Delaware Corporation) and its subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with United States generally accepted accounting principles.

/s/ Mazars CPA Limited
MAZARS CPA LIMITED
Certified Public Accountants
Hong Kong

Physical Property Holdings Inc. and Subsidiaries

Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)

		Year ended December 31
		2008	2008	2007	2006
	Note	US$	HK$	HK$	HK$

Continuing operations
Operating revenues
Rental income		87	680	729	773

Operating expenses
Rent and related expenses		(12)	(93)	(110)	(129)
Depreciation		(36)	(284)	(284)	(284)
Other selling and administrative expenses		(159)	(1,240)	(3,505)	(186)

Total operating expenses		(207)	(1,617)	(3,899)	(599)

(Loss) Income from operations		(120)	(937)	(3,170)	174

Non-operating income (expenses)
Other income, net		-	2	106	-
Interest expenses		(36)	(282)	(497)	(577)

Total non-operating expenses		(36)	(280)	(391)	(577)

Loss before income taxes		(156)	(1,217)	(3,561)	(403)

Provision for income taxes	7	-	-	-	-

Loss from continuing operations		(156)	(1,217)	(3,561)	(403)

Discontinued operations
Net loss attributable to discontinued operations	4	-	-	(8,649)	(38,485)

Net loss and total comprehensive loss		(156)	(1,217)	(12,210)	(38,888)

Loss per share of common stock - Basic and diluted		(0.01)	(0.04)	(0.49)	(3.75)

Weighted average number of shares of common stock outstanding		28,329,353	28,329,353	25,141,341	10,370,321

The financial statements should be read in conjunction with the accompanying notes.

Physical Property Holdings Inc. and Subsidiaries

Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

		As of December 31
		2008	2008	2007
		US$	HK$	HK$
ASSETS

Current assets
Cash and bank balances		161	1,255	2,549
Trade receivables		-	-	22
Rental and utility deposits		3	25	26
Prepayments to vendors and suppliers and other current assets		11	90	779

Total current assets		175	1,370	3,376

Bank deposits, collateralized		11	82	80
Property, plant and equipment, net	5	1,401	10,927	11,211

Total assets		1,587	12,379	14,667

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Long-term bank loans - current portion	6	68	527	435
Other payables	8	20	159	213
Due to a stockholder		1	7	531

Total current liabilities		89	693	1,179

Long-term bank loans – non-current portion	6	1,364	10,640	11,225

Commitments and contingencies	9

Stockholders' equity
Common stock, par value of US$0.001 each,
100 million shares of stock authorized;
28,329,353 shares of stock issued and outstanding	10	28	221	221
Additional paid-in capital		9,437	73,608	73,608
Accumulated losses		(9,331)	(72,783)	(71,566)

Total stockholders’ equity		134	1,046	2,263

Total liabilities and stockholders' equity		1,587	12,379	14,667

The financial statements should be read in conjunction with the accompanying notes.

Physical Property Holdings Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Amounts in thousands, except share and per share data)

		Year ended December 31
	Note	2008	2008	2007	2006
		US$	HK$	HK$	HK$
Cash flows from operating activities:
Net loss		(156)	(1,217)	(12,210)	(38,888)

Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interests		-	-	7	(495)
Depreciation		36	284	7,402	46,313
Gain on disposal of property, plant and equipment		-	-	-	(1,187)

Changes in working capital:
Trade receivables		3	22	(1,747)	(6,128)
Deposits, prepayments and other current assets		88	690	3,722	5,201
Inventories		-	-	166	1,678
Trade and other payables		(7)	(54)	(9,948)	2,954
Deferred income		-	-	17,849	13,819
Deferred liabilities		-	-	(338)	(2,601)
Income taxes payable		-	-	773	142
Taxes other than income		-	-	(310)	(105)

Net cash (used in) provided by operating activities		(36)	(275)	5,366	20,703

Cash flows from investing activities:
Acquisition of property, plant and equipment		-	-	(951)	(8,433)
Sales proceeds from disposal of marketable securities		-	-	-	1,540
Sales proceeds from disposal of property, plant and equipment		-	-	-	1,576
Increase in bank deposits, collateralized		-	(2)	(108)	(1,330)
Acquisition of minority shareholder’s interest in a subsidiary		-	-	-	(12,000)
Disposal of subsidiaries	11	-	-	(3,911)	-

Net cash used in investing activities		-	(2)	(4,970)	(18,647)

Cash flows from financing activities:
Settlement of short-term bank loans		-	-	(66)	(2,245)
Proceeds from long-term bank loans		-	-	11,760	810
Repayment of long-term bank loans		(63)	(493)	(8,947)	(1,334)
Capital element of capital lease rental payments		-	-	(267)	(569)
Net (repayment to) advances from a stockholder	12	(67)	(524)	(2,763)	1,179

Net cash used in financing activities		(130)	(1,017)	(283)	(2,159)

Net (decrease) increase in cash and cash equivalents		(166)	(1,294)	113	(103)

Cash and cash equivalents at beginning of year		327	2,549	2,436	2,484

Effect of exchange rate changes on cash		-	-	-	55

Cash and cash equivalents at end of year, represented by cash and bank balances		161	1,255	2,549	2,436

The financial statements should be read in conjunction with the accompanying notes.

Physical Property Holdings Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity
(Amounts in thousands, except share and per share data)

	Common stock		Additional paid in capital	Accumulated losses	Accumulated other comprehensive losses	Total
	Number	HK$	HK$	HK$	HK$	HK$	US$

Balance (Deficit) as of January 1, 2006	10,000,000	78	-	(20,468)	825	(19,565)	(2,508)

Common stocks issued for consultancy services at price of HK$1.4 per share (see note 10)	1,481,283	12	2,066	-	-	2,078	266
Net loss	-	-	-	(38,888)	-	(38,888)	(4,986)
Foreign currency translation adjustment	-	-	-	-	1,237	1,237	159

Balance (Deficit) as of December 31, 2006	11,481,283	90	2,066	(59,356)	2,062	(55,138)	(7,069)

Common stocks issued for acquisition of Ableforce International Limited at price of HK$Nil per share (see note 10)	12,000,000	94	(94)	-	-	-	-

Common stocks issued for repayment of due to a stockholder at price of HK$1.4 per share(see note 10)	3,328,070	26	4,634	-	-	4,660	598

Disposal of Physical Beauty & Fitness Holdings Limited and its subsidiaries(see note 11)	-	-	65,234	-	(2,062)	63,172	8,099

Common stocks issued for consultancy services at price of HK$1.17 per share (see note 10)	1,520,000	11	1,768	-	-	1,779	228

Net loss	-	-	-	(12,210)	-	(12,210)	(1,566)

Balance (Deficit) as of December 31, 2007	28,329,353	221	73,608	(71,566)	-	2,263	290

Net loss	-	-	-	(1,217)	-	(1,217)	(156)

Balance (Deficit) as of December 31, 2008	28,329,353	221	73,608	(72,783)	-	1,046	134

The financial statements should be read in conjunction with the accompanying notes.

Physical Property Holdings Inc. and Subsidiaries

Notes to Financial Statements
(Amounts in thousands, except share and per share data)

1.           ORGANIZATION AND PRINCIPAL ACTIVITIES

Physical Property Holdings Inc. (the “Company”) (formerly known as Physical Spa & Fitness Inc.) was incorporated on September 21, 1988 under the laws of the United States of America.  The Company was incorporated with authorized share capital of 100 million common stocks with par value of US$0.001 each.  83% of the Company’s issued and outstanding common stocks were held by a stockholder (the "Principal Stockholder").  The Company is a U.S. public company listed on the National Association of Securities Dealers Automated Quotation Over-the-Counter Bulletin Board.

2.           BASIS OF PRESENTATION

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The financial statements are presented in Hong Kong dollars which is the Company’s functional currency because the Company’s operations are primarily located in Hong Kong. For illustrative purposes, the exchange rate adopted for the presentation of financial information as of and for the year ended December 31, 2008 has been made at HK$7.8 to US$1.00. No representation is made that the HK$ amount could have been, or could be, converted into United States Dollars at that rate on December 31, 2008 or at any other date.

The Company, through its subsidiaries, engaged in the real estate business by holding five residential apartments in Hong Kong.  Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries.

On October 31, 2006, the Company entered into two material definitive agreements: (a) a Share Exchange Agreement (the “Share Exchange Agreement”) with Mr. Ngai Keung Luk (“Mr. Luk”), the Chairman, CEO, and the Principal Stockholder of the Company, pursuant to which Mr. Luk agreed to transfer 100% of the shares which he owned of Ableforce International Limited, a British Virgin Islands corporation (“Ableforce”), to the Company in exchange for the issuance by the Company to Mr. Luk of 12,000,000 shares of common stock, $0.001 par value, and the issuance of an additional 3,328,070 shares of common stock as the repayment of amounts due to Mr. Luk on Ableforce’s books and records as of September 30, 2006, or a total of 15,328,070 shares of common stock.  Ableforce is primarily engaged in the real estate business in Hong Kong, and through Good Partner Limited, its wholly-owned subsidiary, owns five residential apartments that it  leases to tenants; and (b) a Disposal Agreement (the “Disposal Agreement”), with Mr. Luk, pursuant to which the Company agreed to transfer to Mr. Luk the sole outstanding common share of Physical Beauty & Fitness Holdings Limited, a British Virgin Islands corporation and wholly owned subsidiary of the Company (“Physical Limited”), which is a holding company for subsidiaries that operate fitness and spa centers located in Hong Kong and the People’s Republic of China (including one in Macau), in exchange for the indemnification of the Company by Mr. Luk for all liabilities associated with the operations and assets of Physical Limited.  The transactions contemplated by the Share Exchange Agreement were consummated on February 5, 2007 and the transactions contemplated by the Disposal Agreement were consummated on February 27, 2007.

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

On February 5, 2007, the transactions contemplated by the Share Exchange Agreement were consummated, resulting in the Company’s acquisition of all of the issued and outstanding shares of common stock of Ableforce.  As discussed above, Ableforce, through its wholly-owned subsidiary Good Partner Limited, owns five residential apartments located in Hong Kong.  The results of operations of Ableforce after the closing have been reflected in the Company’s financial statements since the year ended December 31, 2007.

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

In accordance with the requirements of generally accepted accounting practices, the transactions contemplated by the Disposal Agreement have been accounted for in the accounting records of the Company as a contribution from the Principal Stockholder.  As set out in note 11 to these financial statements, the Company recorded a credit to additional paid-in capital to the extent that the consideration received by the Company relating to these transactions was higher than the net book values of these assets as reflected in the accounting records of the Company as at the date of the Disposal Agreement. As a result of the merger, the comparative figures of 2006 in these financial statements would be different with those presented in the audited financial statements in the respective year.

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

c)           Trade receivables

Trade receivables are recorded at original invoice amount.  Trade credit is generally granted on a short-term basis, thus trade receivables do not bear interest.  Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition.  Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised.  Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible amounts.  No such allowance was made as of December 31, 2008 and 2007 as there was no uncollectible amounts for the two years then ended. The Company generally does not require collateral for trade receivables.

d)           Cash equivalents

The Company considers all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents.

e)           Revenue recognition

Revenue represents rental income in connection with the leasing of five residential apartments located in Hong Kong, of which five tenants accounted for 100% of the total revenue for the years ended December 31, 2008, 2007 and 2006.

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

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

j)	Uses of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual amounts could differ from those estimates.

k)	New accounting pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”)  issued  No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of  No. 133 (“SFAS 161”).  SFAS 161 expands the disclosure requirements in  133, regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective on January 1, 2009. The adoption of this Statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued   The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for non-governmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of the adoption of SFAS 162 on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (“SFAS 163”) to require that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation and clarifies how Statement 60 applies to financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this Statement is not expected to have any impact on the Company’s financial statements.

On September 12, 2008, the FASB issued FASB staff position No. 133-1 (FSP 133-1) and FIN 45-4, Disclosures about credit derivatives and Certain Guarantees – An amendment of SFAS 133 and FIN 45; and Clarification of the Effective Date of SFAS 161.  FSP 13-1 and FIN 45-4 expand the disclosure requirement of credit derivatives and guarantees and are effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of these statements is not expected to have a material effect on the Company’s financial statements.

On October 10, 2008, the FASB issued a FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active (FSP 157-3), clarifies the application of SFAS 157 in a market that is not active.  The FASB also issued a FASB Staff Position No. FAS 157-2, Effective Date of FAS 13 Statement No. 157, amending SFAS 157 for non financial assets and non financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually, effective for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years.  The adoption of these statements is not expected to have a material effect on the Company’s financial statements.

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

The result of the discontinued operations for each of the years ended December 31, 2007 and 2006 are summarized as follows:

	Year ended December 31,
	2007	2007	2006
	US$	HK$	HK$

Turnover	9,985	77,881	439,477
Operating costs	(11,003)	(85,824)	(479,540)
Finance costs	(137)	(1,065)	(1,880)
Other income	47	366	2,964

Loss before taxation	(1,108)	(8,642)	(38,979)
Taxation	-	-	(1)

Loss before minority interest	(1,108)	(8,642)	(38,980)
Minority interest	(1)	(7)	495

Net loss attributable to discontinued operations	(1,109)	(8,649)	(38,485)

5.           PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31,
	2008	2008	2007
	US$	HK$	HK$

Land and buildings	1,601	12,488	12,488
Less: Accumulated depreciation	(200)	(1,561)	(1,277)

Net book value	1,401	10,927	11,211

No property, plant and equipment is held under capital lease as of December 31, 2008 and 2007.

6.           LONG-TERM BANK LOANS

During the years ended December 31, 2008, 2007 and 2006, the Company obtained new bank loans in the aggregate amount of HK$Nil, HK$11,760 and HK$810 respectively and early repaid HK$Nil, HK$8,947 and HK$Nil, respectively, of its existing bank loans. The outstanding loan balances as of December 31, 2008 were analyzed as follows:

End of maturity	Interest rate	Principal
		US$	HK$

2026	2.1% per annum	1,432	11,167

Payables during the following periods	Principal
	US$	HK$

2008	68	527
2009-2026	1,364	10,640

	1,432	11,167

The collateral of the long-term bank loans include:

(i)	leasehold properties in Hong Kong with a net book value of HK$10,927;
(ii)	fixed deposits of HK$82; and
(iii)	joint and several guarantee provided by Mr. Luk and his spouse.

Physical Property Holdings Inc. and Subsidiaries

Notes to Financial Statements
(Amounts in thousands, except share and per share data)

7.           INCOME TAXES

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they are domiciled and operate. No income taxes have been provided for by the Company and its subsidiaries as they have incurred losses for taxation purposes in the years ended December 31, 2008, 2007 and 2006. In the opinion of management, any undistributed earnings of the Company will be reinvested indefinitely.

Reconciliation to the expected statutory tax rate in Hong Kong is as follows:

	Year ended December 31,
	2008	2007	2006
	%	%	%

Statutory rate	16.5	17.5	17.5
Non-deductible expenses as income of entities are not chargeable to tax	(15.8)	(4.7)	-
Valuation allowance in respect of net operating losses	(2)	(12.6)	(17.4)
Valuation allowance in respect of temporary differences	1.3	(0.2)	(0.1)

Effective rate	-	-	-

Since the Hong Kong subsidiary has incurred losses for Hong Kong profits tax purposes, no provision for current tax has been made for the years ended December 31, 2008, 2007 and 2006. As of December 31, 2008, 2007 and 2006, the Company has operating losses carry forward in respect of Hong Kong subsidiaries of HK$943, HK$1,148 and HK$998 respectively.

Recognized deferred tax assets (liabilities) comprised of the following:

	As of December 31,
	2008	2008	2007
	US$	HK$	HK$

Deductible temporary differences in respect of property, plant and equipment	-	(2)	8
Operating losses carry forward	20	156	201
Valuation allowance (Note)	(20)	(154)	(209)

Net deferred tax liabilities	-	-	-

Note:
Valuation allowance was made for deferred tax assets as it is more likely than not that the assets will not be realized.  The net change in valuation allowance for the year ended December 31, 2008 and 2007 was a decrease of HK$55(US$7) and an increase of HK$165 (US$21), respectively.

8.           OTHER PAYABLES

	As of December 31,
	2008	2008	2007
	US$	HK$	HK$

Deposits received	13	98	123
Other creditors	7	61	90

	20	159	213

Physical Property Holdings Inc. and Subsidiaries

Notes to Financial Statements
(Amounts in thousands, except share and per share data)

9.	COMMITMENT AND CONTINGENCIES

Capital expenditure commitment

	As of December 31,
	2008	2008	2007
	US$	HK$	HK$

Contracted but not provided for net of deposit paid	27	210	-

As mentioned in note 2, Mr. Luk had undertaken to indemnify the Company against any liabilities associated with the operations and assets of Physical Limited. Therefore, the Company considers there were no material contingencies at the balance sheet date.

Operating lease commitment

The Company leases out its properties under operating leases with average lease terms of 2-3 years and with options to renew the leases upon expiry. The future aggregate minimum rental receivables under non-cancellable operating leases are as follows:

	As of December 31,
	2008	2008	2007
	US$	HK$	HK$

Within one year	53	412	616
In the second to fifth years inclusive	31	244	237

	84	656	853

10.           COMMON STOCK

During the year of 2006, the Company issued 1,481,283 shares of common stock of par value US$0.001 per share to its business consultants pursuant to the business consulting agreements entered into by the Company with the business consultants. The amount of the compensation expenses of approximately HK$2,078, being the fair value of the shares issued, is being recognised over the service period of the contracts, of which HK$Nil, HK$2,078, and HK$Nil were charged to the statements of operations for the years ended December 31, 2008, 2007 and 2006 respectively.

During the year of 2007, the Company issued 1,520,000 shares of common stock of par value US$0.001 per share to its business consultants pursuant to the business consulting agreements entered into by the Company with the business consultants.  An amount of compensation expenses of approximately HK$1,779, being the fair value of the services received, is being recognised over the service period of the contracts, of which HK$780, HK$999 and HK$Nil were charged to the statement of operations for the year ended December 31, 2008, 2007 and 2006 respectively.

The Company has also issued 3,328,070 shares and 12,000,000 shares of common stock of par value US$0.001 per share respectively for repayment of amount due to a stockholder and acquisition of Ableforce International Limited as more fully described in note 2.

11.	DISPOSAL OF SUBSIDIARIES

	Year ended December 31,
	2008	2007	2006
	HK$	HK$	HK$
Net liabilities disposed of:
Property, plant and equipment	-	114,925	-
Investments	-	2,740	-
Inventories	-	2,648	-
Trade and other receivables	-	79,760	-
Cash and bank balances	-	3,911	-
Bank deposits, collateralized	-	10,571
Trade and other payables	-	(284,059)	-
Minority interest	-	(459)	-
Accumulated other comprehensive losses	-	(2,062)	-

	-	(72,025)	-
Goodwill realized upon disposal of subsidiaries	-	6,791	-

Amount transferred to additional paid-in capital	-	(65,234)	-

Physical Property Holdings Inc. and Subsidiaries

Notes to Financial Statements
(Amounts in thousands, except share and per share data)

11.	DISPOSAL OF SUBSIDIARIES (CONT.)

Analysis of outflow of cash and cash equivalents in respect of disposal of subsidiaries:

	Year ended December 31,
	2008	2007	2006
	HK$	HK$	HK$

Cash consideration	-	-	-
Cash and cash equivalents disposed	-	(3,911)	-

Net outflow of cash and cash equivalents	-	(3,911)	-

12.           RELATED PARTY TRANSACTIONS

The Company had the following transactions with related parties:

	Year ended December 31,
	2008	2008	2007	2006
	US$	HK$	HK$	HK$

Rental income from a director	-	-	115	280
Rental and related expenses of a director's quarter	-	-	-	1,480
Purchase of beauty equipment and beauty products	-	-	-	1,325

During the years ended December 31, 2008 and 2007, the Company has made a net repayment of HK$524 and HK$2,76336 to the Principal Stockholder. During the year ended December 31, 2006, the Company received net advances of HK$1,179 from the Principal Stockholder. The movements of the amount due to (from) the Principal Stockholder are analyzed as follows:

	Year ended December 31
	2008		2007	2006
	US$	HK$	HK$	HK$

Balance as of January 1, 2008	68	531	3,294	2,115

Advance from the Principal Stockholder	1,119	8,730	4,667	1,590
Repayment to the Principal Stockholder	(1,194)	(9,316)	(7,445)	(411)
Expenses paid by the Principal Stockholder on behalf of the Company	8	62	15	-

Net (repayment to) advances from the Principal Stockholder	(67)	(524)	(2,763)	1,179

Balance as of December 31, 2008	1	7	531	3,294

In addition, during the years ended December 31, 2008 and 2007, a related company has provided office space for the Company’s administrative activities for free.

Physical Property Holdings Inc. and Subsidiaries

Notes to Financial Statements
(Amounts in thousands, except share and per share data)

13.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year ended December 31
	2008	2008	2007	2006
	US$	HK$	HK$	HK$
Non-cash operating, investing and financing activities:
Acquisition of property, plant & equipment under capital leases	-	-	-	846
Common stocks issued for services	-	-	1,779	2,078
Common stocks issued for amount due to a stockholder	-	-	4,660	-

Cash (received) paid for:
Interest expenses	36	282	1,562	2,457
Income taxes	-	-	-	(142)

14.	OTHER SUPPLEMENTAL INFORMATION

The following items are included in the continuing operations of the consolidated statements of operations:

	Year ended December 31
	2008	2008	2007	2006
	US$	HK$	HK$	HK$

Interest expenses on bank loans	36	282	497	577
Auditors’ remuneration	19	150	160	85

15.           RETIREMENT PLAN

The Company operates a Mandatory Provident Fund (“MPF”) plan for its Hong Kong employees.  The assets of the MPF plan are held separately from those of the Company in a provident fund managed by independent trustee. The pension expenses charged to the consolidated statements of operations amounted to HK$Nil, HK$Nil and HK$5,827 for the years ended December 31, 2008, 2007 and 2006 respectively.

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

Physical Property Holdings Inc. and Subsidiaries

Notes to Financial Statements
(Amounts in thousands, except share and per share data)

17.           UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

2008
	Quarter
	First	Second	Third	Fourth	Total
	HK$	HK$	HK$	HK$	HK$

Operating revenues	183	184	177	136	680
Operating expenses	(687)	(549)	(241)	(140)	(1,617)

Loss from operations	(504)	(365)	(64)	(4)	(937)
Non-operating expenses	(89)	(65)	(65)	(61)	(280)

Loss before income taxes	(593)	(430)	(129)	(65)	(1,217)
Provision for income taxes	-	-	-	-	-
Net loss attributable to discontinued operations	-	-	-	-	-

Net loss	(593)	(430)	(129)	(65)	(1,217)

Loss per share of common stock
- Basic and diluted	(0.02)	(0.02)	-	-	(0.04)

2007
	Quarter
	First	Second	Third	Fourth	Total
	HK$	HK$	HK$	HK$	HK$

Operating revenues	170	196	169	194	729
Operating expenses	(117)	(1,116)	(1,705)	(961)	(3,899)

Profit (Loss) from operations	53	(920)	(1,536)	(767)	(3,170)
Non-operating expenses	(122)	(128)	(124)	(17)	(391)

Loss before income taxes	(69)	(1,048)	(1,660)	(784)	(3,561)
Provision for income taxes	-	-	-	-	-
Net loss attributable to discontinued operations	(8,649)	-	-	-	(8,649)

Net loss	(8,718)	(1,048)	(1,660)	(784)	(12,210)

Loss per share of common stock
- Basic and diluted	(0.53)	(0.04)	(0.06)	(0.03)	(0.49)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures (as defined under Rule 13a-15(e) or 15d-15(e) under the Exchange Act) are effective.

(b) Management's Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

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

ITEM 9AT.  CONTROLS AND PROCEDURES

(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The officers and directors of the Company, their ages and present positions held with the Company are as follows:

NAME	AGE	POSITIONS WITH THE COMPANY

Ngai Keung Luk	52	Chairman of the Board of Directors, Chief Executive Officer

Yuk Wah Ho	53	President and Director

Darrie Lam	45	Chief Financial Officer and Secretary, Director

Yat Ming Lam	51	Director

Allan Wah Chung Li	51	Director

The following is a brief summary of the background of each director and executive officer of the Company:

NGAI KEUNG LUK, CHIEF EXECUTIVE OFFICER, CHAIRMAN. Mr. Luk has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since October, 1996. He is the founder of its predecessor companies and has over eighteen years' experience in the real estate market. Mr. Luk was previously employed as a trader on the floor of the Hong Kong gold exchange. Mr. Luk is a controlling shareholder of the Company and beneficially owns approximately 82.52% of the Company's Common Stock.

YUK WAH HO, PRESIDENT, DIRECTOR. Ms. Ho has been a Director of the Company since October, 1996.  She has over twenty years' experience in professional aesthetics. Ms. Ho is currently responsible for the business development of the Company. She is the wife of Mr. Luk.

DARRIE LAM, CHIEF FINANCIAL OFFICER, SECRETARY, DIRECTOR.  Ms. Lam has been a Vice-President and Secretary of the Company since October, 1996 and was appointed as Chief Financial Officer in July, 2005. Ms. Lam is a fellow member of the Hong Kong Institute of Certified Public Accountants and a fellow member of the Chartered Association of Certified Accountants (UK). She is responsible for the Company's secretarial affairs, finance and administration functions. Ms. Lam received an MBA degree from the University of Manchester, U.K.

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

Family Relationships

There are no familial relationships between our officers and directors.

Meetings of Our Board of Directors

The Registrant’s Board of Directors took all actions by unanimous written consent without a meeting during the fiscal year ended December 31, 2008.

The Registrant’s Board of Directors took all actions by unanimous written consent without a meeting during the fiscal year ended December 31, 2007.

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

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics to guide all directors, officers and employees, a copy of which is included as Exhibit 14 to the Company’s Form 10-K for the fiscal year ended December 31, 2006.

Compensation of Directors

The Company reimburses each Director for reasonable expenses (such as travel and out-of-pocket expenses) in attending meetings of the Board of Directors. Directors are not separately compensated for their services as Directors.

Significant Employees

Other than the directors and officer described above, we do not expect any other individuals to make a significant contribution to our business.

Involvement in Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(A) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2008. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

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

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal years 2008, 2007 and 2006 by those persons who served as Chief Executive Officer and Chief Financial Officer, and any Named Executive Officer who received compensation in excess of US$100,000 during such years.

SUMMARY COMPENSATION TABLE (US$)

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation (3)	Nonqualified Deferred Compensation	All Other Compensation (4)	Total

Ngai Keung Luk, CEO, Chairman	2008 2007 2006	-- -- 140,000	-- -- 64,100	-- -- --	-- -- --	-- -- --	-- -- --	-- -- 198,700	-- -- 402,800

Darrie Lam, CFO	2008 2007 2006	-- -- 63,360	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- 63,360

Yuk Wah Ho, President, COO	2008 2007 2006	-- -- 230,800	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- 4,700	-- -- 235,500

(1) No officers received or will receive any salaries, bonus or other annual compensation during fiscal year 2008. Management believes that the value of other non-cash benefits and compensation distributed to executive officers of the Company individually or as a group during fiscal year 2008 did not exceed the lesser of US$50,000 or ten percent of such officers' individual cash compensation or, with respect to the group, US$50,000 times the number of persons in the group or ten percent of the group's aggregate cash compensation.

(2) Bonus awarded based on performance.

(3) No officers received or will receive any long term incentive plan (LTIP) payouts or other payouts during fiscal year 2008.

(4) Other compensation for Mr. Luk included an allowance of HK$1,200,000 (US$154,000) for the fiscal year 2006, being fair market rent of the living accommodation provided to Mr. Luk. See also "Certain Relationships and Related Transactions".

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

The Company’s executives do not have the typical employment agreements that specify compensation or length of employment. These matters are left to the discretion of the Board of Directors and the employee. There are no employment agreements with any executives or key employees at this time.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2008, the stock ownership of all persons known to beneficially own five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted. Unless otherwise indicated, the address for each stockholder is 23/F., AIA Tower, No. 183 Electric Road, North Point, Hong Kong.

DIRECTORS, OFFICERS AND 5% STOCKHOLDERS

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)	PERCENTAGE ENEFICIALLY OWNED (2)

NGAI KEUNG LUK	23,378,071	82.52%
YUK WAH HO, PRESIDENT (3)	23,378,071	82.52%
DARRIE LAM, CHIEF FINANCIAL OFFICER	0	0.00%
YAT MING LAM, DIRECTOR	0	0.00%
ALLAN WAH CHUNG LI, DIRECTOR	0	0.00%

ALL OFFICERS AND DIRECTORS AS A GROUP (5 PERSONS)	23,378,071	82.52%

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

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Mr. Luk, the Company's Chief Executive Officer and the Chairman of its Board of Directors, made certain advances to the Company during the year.  The balance due to Mr. Luk at December 31, 2008 was HK$7,000 (US$1,000).

Mr. Luk received a monthly allowance of HK$100,000 (US$13,000) for the fiscal year 2006 for his living accommodations. Such allowance represents the fair market rent of the property owned by a company which is controlled by Mr. Luk. See also "Executive Compensation".

The Company had the transactions with related companies as provided in the Financial Statements, Note 12.

Director Independence

Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements.  Once we engage further directors and officers, we will develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

Audit Fees: The Company paid Mazars CPA Limited HK$150,000 (US$19,000) and HK$160,000 (US$21,000) respectively in the year 2008 and 2007, in connection with the annual audit, to review the quarterly filings made on form 10-Q and for services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees: NONE.

Tax Fees: NONE.

All Other Fees: NONE.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See "Table of Contents to Consolidated Financial Statements" set forth on page 14.

(a)(2) Financial Stsatements Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.
(a)(3) Exhibits

The following exhibits of the Company are included herein.

2.1	Share Exchange Agreement between Foreclosed Realty Exchange, Inc. and Ngai Keung Luk, together with amendments (1)
3.1	Articles of Incorporation of Physical Spa & Fitness Inc., a Delaware Corporation (1)
3.2	Certificate of Amendment of Articles of Incorporation changing the number of directors (1)
3.3	Certificate of Amendment of Articles of Incorporation changing the Company's name (1)
3.4	Certificate of Amendment of Articles of Incorporation changing the authorized capital (1)
3.5	By-Laws of Physical Spa & Fitness Inc. (1)
3.6	Amended By-Laws of Physical Spa & Fitness Inc. (1)
10.7	Repayment Agreement between the Company and Ngai Keung Luk (1)
10.8	Pledge Agreement between the Company and Ngai Keung Luk (1)
10.9	1997 Stock Option Plan and form of Stock Option Agreement (1)
10.10	Share Exchange Agreement dated October 31, 2006 (3)
10.11	Disposal Agreement dated October 31, 2006 (4)
14	Code of Ethics (5)
16	Letter on changes in certifying accountant (2)
21	Subsidiaries of the Registrant (6)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

(1)	Filed with the Commission as exhibit to the Registration Statement filed on October 24, 1997 or amendments to the Registration Statement
(2)	Filed with the Commission as exhibit 16 to Form 8-K, filed on July 10, 2007
(3)	Filed with the Commission as exhibit 10.1 to Form 8-K filed November 6, 2006
(4)	Filed with the Commission as exhibit 10.2 to Form 8-K filed November 6, 2006
(5)	Filed with the Commission as exhibit 14 to Form 10-K filed April 16, 2007
(6)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2009.

PHYSICAL PROPERTY HOLDINGS INC.

By:	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ngai Keung Luk	Chairman and Chief Executive Officer	Date: 3/31/09
Ngai Keung Luk	(Principal Executive Officer)

/s/ Yuk Wah Ho	President and Director	Date: 3/31/09
Yuk Wah Ho

/s/ Darrie Lam	Chief Financial Officer, Secretary and Director	Date: 3/31/09
Darrie Lam	(Principal Accounting and Financial Officer)

/s/ Yat Ming Lam	Director	Date: 3/31/09
Yat Ming Lam

/s/ Allan Wah Chung Li	Director	Date: 3/31/09
Allan Wah Chung Li