Form 10-Q
period 2009-03-31
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2009-05-15
CIK 1048055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: March 31, 2009, 28,329,353 shares.

PHYSICAL PROPERTY HOLDINGS INC.

Form 10-Q for the period ended March 31, 2009

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three months ended March 31,
	2008	2009	2009
	HK$	HK$	US$

Operating Revenues
Rental income	183	114	15
Total operating revenues	183	114	15

Operating Expenses
Rent and related expenses	(23)	(23)	(3)
Depreciation	(71)	(76)	(10)
Other selling and administrative expenses	(593)	(93)	(12)
Total operating expenses	(687)	(192)	(25)

Loss from operations	(504)	(78)	(10)

Non-operating income (expenses)
Other income, net	1	--	--
Interest expenses	(90)	(57)	(7)
Total non-operating expenses	(89)	(57)	(7)

Loss before income taxes	(593)	(135)	(17)

Provision for income taxes	--	--	--

Net loss and total comprehensive loss	(593)	(135)	(17)

Loss per share of common stock (in cents)	(2.09)	(0.48)	(0.06)

Weighted average number of shares of common stock outstanding	28,329,353	28,329,353	28,329,353

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2009 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

		As of
	Note	December 31, 2008	March 31, 2009 (Unaudited)
		HK$	HK$	US$

ASSETS

Current assets
Cash and bank balances		1,255	862	110
Rental and utility deposits		25	26	3
Prepayments and other current assets		90	--	--
Total current assets		1,370	888	113

Bank deposits, collateralized		82	82	11
Property, plant and equipment, net of accumulated depreciation of HK$1,637 as of March 31, 2009 (December 31, 2008: HK$1,561)		10,927	11,151	1,430

Total assets		12,379	12,121	1,554

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Long-term bank loans - current portion	3	527	530	68
Due to a stockholder		7	--	--
Other payables		159	174	22
Total current liabilities		693	704	90

Commitments and contingencies	5

Long-term bank loans - non-current portion	3	10,640	10,506	1,347

Stockholders' equity
Common stock, par value US$0.001 each, 100 million shares of stock authorized; 28,329,353 shares of stock issued and outstanding		221	221	28
Additional paid-in capital		73,608	73,608	9,437
Accumulated losses		(72,783)	(72,918)	(9,348)
Total stockholders' equity		1,046	911	117

Total liabilities and stockholders' equity		12,379	12,121	1,554

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2009 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		Three Months Ended March 31,
	Note	2008	2009	2009
		HK$	HK$	US$

Cash flows from operating activities
Net loss		(593)	(135)	(17)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation		71	76	10
Changes in working capital:
Trade and other receivables		22	--	--
Deposits, prepayments and other current assets		447	89	11
Other payables		15	15	2

Net cash (used in) provided by operating activities		(38)	45	6

Cash flows from investing activities
Acquisition of property, plant and equipment		--	(300)	(39)
Increase in bank deposit, collateralized		(1)	--	--

Net cash used in investing activities		(1)	(300)	(39)

Cash flows from financing activities
Repayment of long-term bank loans		(114)	(131)	(17)
Net advance from (repayment to) a stockholder	6	56	(7)	(1)
Net cash used in financing activities		(58)	(138)	(18)

Net decrease in cash and cash equivalents		(97)	(393)	(51)

Cash and cash equivalents at beginning of period		2,549	1,255	161

Cash and cash equivalents at end of period		2,452	862	110

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2009 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Physical Property Holdings Inc. ("the Company") and the subsidiaries that it controls. The Company, through its subsidiaries, engaged in the real estate business by holding five residential apartments in Hong Kong. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. ADOPTION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to July 1, 2009, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We believe the adoption of the delayed items of SFAS No. 157 will not have a material impact on our financial statements.

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

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides operational guidance for determining other-than-temporary impairments (“OTTI”) for debt securities. FSP No. 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company beginning in the third quarter of 2009. Although the Company will continue to evaluate the application of FSP No. 115-2 and 124-2, management does not currently believe adoption of this accounting pronouncement will have a material impact on the Company’s financial condition or operating results.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141. The statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued FSP FAS 141(R)-1 which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5. SFAS No. 141(R) and FSP FAS 141(R)-1 are effective beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) and FSP FAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

 3. LONG-TERM BANK LOANS

During the period ended March 31, 2009, the Company repaid HK$131 of its existing bank loans. The outstanding loan balances as of March 31, 2009 are analyzed as follows:

End of maturity	Interest rate	Principal
		US$	HK$

2026	2.1% per annum	1,415	11,036

Payables during the following periods	Principal
	US$	HK$

2009-2010	68	530
2010-2026	1,347	10,506

	1,415	11,036

The collateral of the long-term bank loans include:

(i)	leasehold properties in Hong Kong with a net book value of HK$10,856;
(ii)	fixed deposits of HK$82; and
(iii)	joint and several guarantee provided by the Principal Stockholder and his spouse.

4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	THREE MONTHS ENDED MARCH 31
	2008	2009	2009
	HK$	HK$	US$

Cash paid for:
Interest expenses	90	57	7

 5. COMMITMENTS AND CONTINGENCIES

As of March 31, 2009 and December 31, 2008, the Company had no material outstanding commitment.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

6. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2009, the Company has made a net repayment of HK$7 to the Principal Stockholder. During the three months ended March 31, 2008, the Company received net advances of HK$56 from the Principal Stockholder. The movements of the amount due to the Principal Stockholder are analyzed as follows:

	Three months ended March 31
	2008	2009
	HK$	HK$	US$

Balance at beginning of period	531	7	1

Advance from the Principal Stockholder	2,693	1,092	140
Repayment to the Principal Stockholder	(2,637)	(1,115)	(143)
Expenses paid by the Principal Stockholder on behalf of the Company	--	16	2

Net (repayment to) advances from the Principal Stockholder	56	(7)	(1)

Balance at end of period	587	--	--

In addition, during the three months ended March 31, 2009 and 2008, a related company has provided office space for the Company’s administrative activities for free.

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

On February 5, 2007, the transactions contemplated by the Share Exchange Agreement were consummated, resulting in the Company’s acquisition of all of the issued and outstanding shares of common stock of Ableforce.  As discussed above, Ableforce, through its wholly-owned subsidiary Good Partner Limited, owns five residential apartments located in Hong Kong.  The results of operations after the closing represent only the results of Ableforce, which are reflected on the Company’s financial statements commencing from the fiscal year ended December 31, 2007.

RESULTS OF OPERATIONS

Prior to February 27, 2007, the Company's revenues were mainly derived from its business of fitness and spa services. Subsequent to the entering into and consummation of the two material definitive agreements as mentioned above, the Company’s principal activities have been changed from fitness and spa businesses to properties investments.

The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

	Three Months Ended March 31,
	2008	2009

Operating Revenues	100.00%	100.00%

Total operating expenses	375.41%	168.42%

Operating loss	(275.41%)	(68.42%)

Loss before income taxes	(324.04%)	(118.42%)

Provision for income taxes	--	--

Net loss	(324.04%)	(118.42%)

THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the first quarter of 2009 totaled HK$114,000 (US$15,000) compared to HK$183,000 (US$23,000) of last period. This represented a decrease of 38% mainly due to vacancy of two properties in the first quarter of 2009.

OPERATING EXPENSES. The Company's operating expenses totaled HK$192,000 (US$25,000), or 168% of operating revenues, for the first quarter of 2009, compared to HK$687,000 (US$88,000), or 375% of operating revenues, for the first quarter of 2008. This represented a decrease of HK$495,000 (US$63,000), or 72%, resulting from the full amortization of prepaid management consultancy service fee in June 2008.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first quarter of 2009 totaled HK$57,000 (US$7,000) compared to HK$89,000 (US$11,000) for the first quarter of 2008. This represented a decrease of 36% due to reduction in interest expenses.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the first quarter in view of the losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$135,000 (US$17,000) for the first quarter of 2009, compared to a net loss and total comprehensive loss of HK$593,000 (US$76,000) for the first quarter of 2008. This represented a decrease of HK$458,000 (US$59,000) mainly due to the reduction in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through cash generated from operations and long-term bank loans.

Cash and cash equivalent balances as of March 31, 2009 and December 31, 2008 were HK$862,000 (US$110,000) and HK$1,255,000 (US$161,000).

Net cash (used in) provided by operating activities were HK$(38,000) (US$(5,000)) and HK$45,000 (US$6,000) for the three-month periods ended March 31, 2008 and 2009, respectively. The Company's operating activities are currently financed by cash flows from operations and cash and bank balances.

Net cash used in investing activities were HK$1,000 (US$128) and HK$300,000 (US$39,000) for the three-month periods ended March 31, 2008 and 2009, respectively, primarily as a result of capital expenditure on leasehold improvement.

Net cash used in financing activities, which mainly include repayment of bank loans and amounts due to the Principle Stockholder, were HK$58,000 (US$7,000) and HK$138,000 (US$18,000) during the three-month periods ended March 31, 2008 and 2009, respectively.

During the three-month period ended March 31, 2009, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies.

Consistent with the general practice of lessors of residential apartments, the Company receives monthly rentals which are due on the first day of each billing period and are non-refundable. This practice creates working capital that the Company generally utilizes for working capital purposes.

The Company did not have a trade receivable balance at March 31, 2009. The Company obtains rental deposits from its tenants and has never experienced any significant problems with collection of accounts receivable. No provision for doubtful receivables is therefore made for the period under review.

During the three-month period ended March 31, 2009, the Company has no material purchases of investments.

Management believes that cash flow generated from the operations of the Company, the tight cost and cash flow control measures and the existing cash and bank balances on hand should be sufficient to satisfy the working capital requirement of the Company for at least the next 12 months.

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

The critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest 10-K, as filed with the SEC, which includes audited consolidated financial statements for the three fiscal years ended December 31, 2008.

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

ITEM 4(A) - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of March 31, 2009, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

ITEM 4(A)T – INTERNAL CONTROL OVER FINANCIAL REPORTING

(a) The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009.

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

PHYSICAL PROPERTY HOLDINGS INC.
(Registrant)

May 15, 2009	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 15, 2009	/s/ Darrie Lam
Darrie Lam
Chief Financial Officer
(Principal Financial and Accounting Officer)