Form 10-Q
period 2009-06-30
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2009-08-14
CIK 1048055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: June 30, 2009, 28,329,353 shares.

PHYSICAL PROPERTY HOLDINGS INC.

Form 10-Q for the period ended June 30, 2009

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2008 and 2009 (Unaudited)	3

Condensed Consolidated Balance Sheets as of December 31, 2008 and June 30, 2009 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2008 and 2009 (Unaudited)	5

Notes to Financial Statements	6 – 8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12

ITEM 4 - CONTROLS AND PROCEDURES	12

ITEM 4T – INTERNAL CONTROL OVER FINANCIAL REPORTING	12

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS	13

ITEM 6 - EXHIBITS	13

SIGNATURES	14

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three months ended June 30,			Six months ended June 30,
	2008	2009	2009	2008	2009	2009
	HK$	HK$	US$	HK$	HK$	US$

Operating Revenue
Rental income	184	133	17	367	247	32
Total operating revenues	184	133	17	367	247	32

Operating Expenses
Rent and related expenses	(23)	(24)	(3)	(46)	(47)	(6)
Depreciation	(71)	(86)	(11)	(142)	(162)	(21)
Other selling and administrative expenses	(455)	(71)	(9)	(1,048)	(164)	(21)
Total operating expenses	(549)	(181)	(23)	(1,236)	(373)	(48)

Loss from operations	(365)	(48)	(6)	(869)	(126)	(16)

Non-operating income (expenses)
Other income, net	1	--	--	2	--	--
Interest expenses	(66)	(56)	(8)	(156)	(113)	(15)
Total non-operating expenses	(65)	(56)	(8)	(154)	(113)	(15)

Loss before income taxes	(430)	(104)	(14)	(1,023)	(239)	(31)

Provision for income taxes	--	--	--	--	--	--

Net loss and total comprehensive loss	(430)	(104)	(14)	(1,023)	(239)	(31)

Loss per share of common stock (in cents)	(1.52)	(0.37)	(0.05)	(3.61)	(0.84)	(0.11)

Weighted average number of shares of common stock outstanding	28,329,353	28,329,353	28,329,353	28,329,353	28,329,353	28,329,353

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2009 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

		As of
	Note	December 31, 2008 (Audited)	June 30, 2009 (Unaudited)
		HK$	HK$	US$

ASSETS

Current assets
Cash and bank balances		1,255	707	91
Rental and utility deposits		25	25	3
Prepayments and other current assets		90	--	--
Total current assets		1,370	732	94

Bank deposits, collateralized		82	82	11
Property, plant and equipment, net of accumulated depreciation of HK$1,723 as of June 30, 2009 (December 31, 2008: HK$1,561)		10,927	11,065	1,418

Total assets		12,379	11,879	1,523

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Long-term bank loans - current portion	3	527	532	68
Due to a stockholder	5	7	--	--
Other payables		159	168	22
Total current liabilities		693	700	90

Commitments and contingencies	6

Long-term bank loans - non-current portion	3	10,640	10,372	1,330

Stockholders' equity
Common stock, par value US$0.001 each, 100 million shares of stock authorized; 28,329,353 shares of stock issued and outstanding		221	221	28
Additional paid-in capital		73,608	73,608	9,437
Accumulated losses		(72,783)	(73,022)	(9,362)
Total stockholders' equity		1,046	807	103

Total liabilities and stockholders' equity		12,379	11,879	1,523

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2009 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		Six Months Ended June 30,
	Note	2008	2009	2009
		HK$	HK$	US$

Cash flows from operating activities
Net loss		(1,023)	(239)	(31)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation		142	162	21
Changes in working capital:
Trade and other receivables		11	--	--
Deposits, prepayments and other current assets		758	90	12
Other payables		--	9	1
Net cash (used in) provided by operating activities		(112)	22	3

Cash flows from investing activities
Purchase of property, plant and equipment		--	(300)	(38)
Increase in bank deposit, collateralized		(2)	--	--
Net cash used in investing activities		(2)	(300)	(38)

Cash flows from financing activities
Repayment of long-term bank loans		(239)	(263)	(34)
Net repayment to a stockholder	6	(459)	(7)	(1)
Net cash used in financing activities		(698)	(270)	(35)

Net decrease in cash and cash equivalents		(812)	(548)	(70)

Cash and cash equivalents at beginning of period		2,549	1,255	161

Cash and cash equivalents at end of period		1,737	707	91

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2009 or at any other certain rate.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company has evaluated subsequent events after the balance sheet date of June 30, 2009 through the date this quarterly report is filed on August 14, 2009.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141. The statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued FSP FAS 141(R)-1 which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5. SFAS No. 141(R) and FSP FAS 141(R)-1 which are effective beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) and FSP FAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to July 1, 2009, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company believes the adoption of the delayed items of SFAS No. 157 will not have a material impact on the Company’s financial statements.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Event, which requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated subsequent events after the balance sheet date of June 30,2009 through the date this quarterly report is filed on August 14,2009.

In June 2009, the FASB issued SFAS No. 168-The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No.162. SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have an impact on the Company’s financial position, results of operations or cash flow. The Company will update the disclosures for the appropriate FASB codification reference after adoption in the third quarter of 2009.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

3. LONG-TERM BANK LOANS

During the period ended June 30, 2009, the Company repaid HK$263 of its existing bank loans. The outstanding loan balances as of June 30, 2009 are analyzed as follows:

End of maturity	Interest rate	Principal
		US$	HK$

2026	2.1% per annum	1,398	10,904

Payable during the following periods	Principal
	US$	HK$

2009-2010	68	532
2010-2026	1,330	10,372

	1,398	10,904

The collateral of the long-term bank loans includes:

(i)	leasehold properties in Hong Kong with a net book value of HK$10,785;
(ii)	fixed deposits of HK$82; and
(iii)	joint and several guarantee provided by the Principal Stockholder and his spouse.

4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	THREE MONTHS ENDED JUNE 30			SIX MONTHS ENDED JUNE 30
	2008	2009	2009	2008	2009	2009
	HK$	HK$	US$	HK$	HK$	US$

Cash paid for:
Interest expenses	66	56	8	156	113	15

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

5. RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2009 and 2008, the Company has made a net repayment of HK$7 and HK$459 respectively to the Principal Stockholder.  The movements of the amount due to the Principal Stockholder are analyzed as follows:

	Six months ended June 30
	2008	2009
	HK$	HK$	US$

Balance at beginning of period	531	7	1

Advance from the Principal Stockholder	5,541	1,882	241
Repayment to the Principal Stockholder	(6,052)	(1,914)	(245)
Expenses paid by the Principal Stockholder on behalf of the Company	52	25	3

Net repayment to the Principal Stockholder	(459)	(7)	(1)

Balance at end of period	72	--	--

In addition, during the six months ended June 30, 2009 and 2008, a related company has provided office space for the Company’s administrative activities for free.

6. COMMITMENTS AND CONTINGENCIES

As of June 30, 2009 and December 31, 2008, the Company had no material outstanding commitment.

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

The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2009	2008	2009

Operating Revenues	100.00%	100.00%	100.00%	100.00%

Total operating expenses	(298.37%)	(136.09%)	(336.78%)	(151.01%)

Operating loss	(198.37%)	(36.09%)	(236.78%)	(51.01%)

Loss before income taxes	(233.70%)	(78.20%)	(278.75%)	(96.76%)

Provision for income taxes	--	--	--	--

Net loss	(233.70%)	(78.20%)	(278.75%)	(96.76%	)

THREE MONTHS ENDED JUNE 30, 2009 (UNAUDITED) COMPARED TO THREE MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the second quarter of 2009 totaled HK$133,000 (US$17,000) compared to HK$184,000 (US$24,000) for the second quarter of 2008. This represented a decrease of 28% mainly due to vacancy of a property in the second quarter of 2009.

OPERATING EXPENSES. The Company's operating expenses totaled HK$181,000 (US$23,000), or 136% of operating revenues, for the second quarter of 2009, compared to HK$549,000 (US$70,000), or 298% of operating revenues, for the second quarter of 2008. This represented a decrease of HK$368,000 (US$47,000), or 67%, resulting from the full amortization of prepaid management consultancy service fee in June 2008.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the second quarter of 2009 were HK$56,000 (US$8,000) compared to HK$65,000 (US$8,000) for the second quarter of 2008. This represented a decrease of 14% due to reduction in interest expenses.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the second quarter in view of the losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$104,000 (US$14,000) for the second quarter of 2009, compared to a net loss and total comprehensive loss of HK$430,000 (US$55,000) for the second quarter of 2008. This represented a decrease of HK$326,000 (US$42,000) mainly due to the reduction in operating expenses.

SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the first six months of 2009 totaled HK$247,000 (US$32,000) compared to HK$367,000 (US$47,000) of the same period of last year. This represented a decrease of 33% mainly due to vacancy of a property in the second quarter of 2009.

OPERATING EXPENSES. The Company's operating expenses totaled HK$373,000 (US$48,000), or 151% of operating revenues, for the first six months of 2009, compared to HK$1,236,000 (US$158,000), or 337% of operating revenues, for the first six months of 2008. This represented a decrease of HK$863,000 (US$111,000), or 70%, resulting from the full amortization of prepaid management consultancy service fee in June 2008.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first six months of 2009 were HK$113,000 (US$15,000) compared to HK$154,000 (US$20,000) for the first six months of 2008. This represented a decrease of 27% due to reduction in interest expenses.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the period under review because there were losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$239,000 (US$31,000) for the first six months of 2009, compared to a net loss and total comprehensive loss of HK$1,023,000 (US$131,000) for the first six months of 2008. This represented a decrease of HK$784,000 (US$101,000) mainly due to less operating expenses incurred than last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through cash generated from operations and long-term bank loans.

Cash and cash equivalent balances as of June 30, 2009 and December 31, 2008 were HK$707,000 (US$91,000) and HK$1,255,000 (US$161,000).

Net cash (used in) provided by operating activities were HK$(112,000) (US$(14,000)) and HK$22,000 (US$3,000) for the six-month periods ended June 30, 2008 and 2009, respectively. The Company's operating activities are currently financed by cash flows from operations and cash and bank balances.

Net cash used in investing activities were HK$2,000 (US$256) and HK$300,000 (US$38,000) for the six-month periods ended June 30, 2008 and 2009, respectively, which decrease was primarily a result of capital expenditure on leasehold improvement.

Net cash used in financing activities, which mainly include repayment of bank loans and amounts due to the Principle Stockholder, were HK$698,000 (US$89,000) and HK$270,000 (US$35,000) during the six-month periods ended June 30, 2008 and 2009, respectively.

During the six-month period ended June 30, 2009, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies.

Consistent with the general practice of lessors of residential apartments, the Company receives monthly rentals, which are due on the first day of each billing period and are non-refundable. This practice creates working capital that the Company generally utilizes for working capital purposes.

The Company did not have a trade receivable balance at June 30, 2009. The Company obtains rental deposits from its tenants and has never experienced any significant problems with collection of accounts receivable. No provision for doubtful receivables is therefore made for the period under review.

During the six-month period ended June 30, 2009, the Company has no material purchases of investments.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the operations of the Company are solely operated in Hong Kong, they are subject to similar considerations and risks typically associated with investments in the real estate market of the United States and Western European countries. These include risks associated with, among others, interest rate and liquidity risk. These are described further in the following:

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

ITEM 4 - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of June 30, 2009, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended June 30, 2009, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

ITEM 4T – INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2009.

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

PHYSICAL PROPERTY HOLDINGS INC.
(Registrant)

August 14, 2009	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 14, 2009	/s/ Darrie Lam
Darrie Lam
Chief Financial Officer
(Principal Financial and Accounting Officer)