Form 10-K/A
period 2008-12-31
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2009-10-16
CIK 1048055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K  Nooor any amendment to this Form 10-K.   Yes  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), we are filing this abbreviated Amendment No.1 to the Annual Report on Form 10-K (this “Form 10-K/A1”) of Physical Property Holdings Inc. (the “Company”) for the year ended December 31, 2008 (the “2008 Form 10-K”), to effect the amendment described below:

Part II, Item 8. Financial Statements and Supplementary Data – We have obtained and are filing a revised Report of Independent Registered Public Accounting Firm to include the date the report was issued to comply with Rule 2-02 of Article 2 and Rule 8-01 of Article 8 of Regulation S-X.

Except for the amendment described above, this Form 10-K/A1 does not revise, update, or in any way affect any information or disclosure contained in the 2008 Form 10-K and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

In addition, in accordance with applicable SEC rules, this Form 10-K/A1 includes currently-dated certifications from our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal accounting and financial officer, in Exhibits 31.1, 31.2, 32.

PART II

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
March 31, 2009

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

Physical Property Holdings Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

		As of December 31
		2008	2008	2007
	Note	US$	HK$	HK$
ASSETS

Current assets
Cash and bank balances		161	1,255	2,549
Trade receivables		-	-	22
Rental and utility deposits		3	25	26
Prepayments to vendors and suppliers and other current assets		11	90	779

Total current assets		175	1,370	3,376

Bank deposits, collateralized		11	82	80
Property, plant and equipment, net	5	1,401	10,927	11,211

Total assets		1,587	12,379	14,667

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Long-term bank loans - current portion	6	68	527	435
Other payables	8	20	159	213
Due to a stockholder		1	7	531

Total current liabilities		89	693	1,179

Long-term bank loans – non-current portion	6	1,364	10,640	11,225

Commitments and contingencies	9

Stockholders' equity
Common stock, par value of US$0.001 each,
100 million shares of stock authorized;
28,329,353 shares of stock issued and outstanding	10	28	221	221
Additional paid-in capital		9,437	73,608	73,608
Accumulated losses		(9,331)	(72,783)	(71,566)

Total stockholders’ equity		134	1,046	2,263

Total liabilities and stockholders' equity		1,587	12,379	14,667

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

7.           INCOME TAXES (CONT.)

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

	Year ended December 31,
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

13.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year ended December 31,
	2008	2008	2007	2006
	US$	HK$	HK$	HK$
Non-cash operating, investing and financing activities:
Acquisition of property, plant & equipment under capital leases	-	-	-	846
Common stocks issued for services	-	-	1,779	2,078
Common stocks issued for amount due to a stockholder	-	-	4,660	-

Cash (received) paid for:
Interest expenses	36	282	1,562	2,457
Income taxes	-	-	-	(142)

Physical Property Holdings Inc. and Subsidiaries

Notes to Financial Statements
(Amounts in thousands, except share and per share data)

14.	OTHER SUPPLEMENTAL INFORMATION

The following items are included in the continuing operations of the consolidated statements of operations:

	Year ended December 31,
	2008	2008	2007	2006
	US$	HK$	HK$	HK$

Interest expenses on bank loans	36	282	497	577
Auditors’ remuneration	19	150	160	85

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 16, 2009.

PHYSICAL PROPERTY HOLDINGS INC.

By:	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ngai Keung Luk	Chairman and Chief Executive Officer	Date: 10/16/09
Ngai Keung Luk	(Principal Executive Officer)

/s/ Yuk Wah Ho	President and Director	Date: 10/16/09
Yuk Wah Ho

/s/ Darrie Lam	Chief Financial Officer, Secretary and Director	Date: 10/16/09
Darrie Lam	(Principal Accounting and Financial Officer)

/s/ Yat Ming Lam	Director	Date: 10/16/09
Yat Ming Lam

/s/ Allan Wah Chung Li	Director	Date: 10/16/09
Allan Wah Chung Li