Form 10-Q
period 2009-09-30
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2009-11-13
CIK 1048055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 13, 2009, 28,329,353 shares.

PHYSICAL PROPERTY HOLDINGS INC.

Form 10-Q for the period ended September 30, 2009

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2008 and 2009 (Unaudited)	3

Condensed Consolidated Balance Sheets as of December 31, 2008 and September 30, 2009 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2008 and 2009 (Unaudited)	5

Notes to Financial Statements	6 – 7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4 - CONTROLS AND PROCEDURES	11

ITEM 4T – INTERNAL CONTROL OVER FINANCIAL REPORTING	11

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS	11

ITEM 6 - EXHIBITS	11

SIGNATURES	12

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three months ended September 30,			Nine months ended September 30,
	2008	2009	2009	2008	2009	2009
	HK$	HK$	US$	HK$	HK$	US$

Operating Revenue
Rental income	177	171	22	544	418	54
Total operating revenues	177	171	22	544	418	54

Operating Expenses
Rent and related expenses	(23)	(23)	(3)	(69)	(70)	(9)
Depreciation	(71)	(86)	(11)	(213)	(248)	(32)
Other selling and administrative expenses	(147)	(79)	(10)	(1,195)	(243)	(31)
Total operating expenses	(241)	(188)	(24)	(1,477)	(561)	(72)

Loss from operations	(64)	(17)	(2)	(933)	(143)	(18)

Non-operating income (expenses)
Other income, net	--	--	--	2	--	--
Interest expenses	(65)	(56)	(7)	(221)	(169)	(22)
Total non-operating expenses	(65)	(56)	(7)	(219)	(169)	(22)

Loss before income taxes	(129)	(73)	(9)	(1,152)	(312)	(40)

Provision for income taxes	--	--	--	--	--	--

Net loss and total comprehensive loss	(129)	(73)	(9)	(1,152)	(312)	(40)

Loss per share of common stock (in cents)	(0.46)	(0.26)	(0.03)	(4.07)	(1.10)	(0.14)

Weighted average number of shares of common stock outstanding	28,329,353	28,329,353	28,329,353	28,329,353	28,329,353	28,329,353

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2009 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

		As of
	Note	December 31, 2008 (Audited)	September 30, 2009 (Unaudited)
		HK$	HK$	US$

ASSETS

Current assets
Cash and bank balances		1,255	621	80
Rental and utility deposits		25	24	3
Prepayments and other current assets		90	--	--
Total current assets		1,370	645	83

Bank deposits, collateralized		82	82	11
Pr Property, plant and equipment, net of accumulated depreciation of HK$1,809 as of September 30, 2009 (December 31, 2008: HK$1,561)		10,927	10,979	1,407

Total assets		12,379	11,706	1,501

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Long-term bank loans - current portion	3	527	535	69
Due to a stockholder	5	7	--	--
Other payables		159	200	26
Total current liabilities		693	735	95

Commitments and contingencies	6

Long-term bank loans - non-current portion	3	10,640	10,237	1,312

Stockholders' equity
on Common stock, par value US$0.001 each, 100 million shares of stock authorized; 28,329,353 shares of stock issued and outstanding		221	221	28
Additional paid-in capital		73,608	73,608	9,437
Accumulated losses		(72,783)	(73,095)	(9,371)
Total stockholders' equity		1,046	734	94

Total liabilities and stockholders' equity		12,379	11,706	1,501

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2009 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		Nine Months Ended September 30,
	Note	2008	2009	2009
		HK$	HK$	US$

Cash flows from operating activities
Net loss		(1,152)	(312)	(40)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation		213	248	32
Changes in working capital:
Trade and other receivables		22	--	--
Deposits, prepayments and other current assets		781	91	12
Other payables		2	41	5
Net cash (used in) provided by operating activities		(134)	68	9

Cash flows from investing activities
Purchase of property, plant and equipment		--	(300)	(38)
Increase in bank deposit, collateralized		(2)	--	--
Net cash used in investing activities		(2)	(300)	(38)

Cash flows from financing activities
Repayment of long-term bank loans		(365)	(395)	(51)
Net repayment to a stockholder	6	(452)	(7)	(1)
Net cash used in financing activities		(817)	(402)	(52)

Net decrease in cash and cash equivalents		(953)	(634)	(81)

Cash and cash equivalents at beginning of period		2,549	1,255	161

Cash and cash equivalents at end of period		1,596	621	80

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2009 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Physical Property Holdings Inc. and the subsidiaries that it controls. The Company, through its subsidiaries, engaged in the real estate business by holding five residential apartments in Hong Kong. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The Company has evaluated subsequent events after the balance sheet date of September 30, 2009 through the date this quarterly report is filed on November 13, 2009.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During the third quarter of 2009, the Company adopted the new Accounting Standards Codification (ASC) as issued by the FASB. The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on the financial statements.

SFAS 166 - In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140.  SFAS 166 requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets.  The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.  SFAS 166 is effective occurring on or after November 15, 2009.  The Company does not expect the adoption of SFAS 166 will have a material impact on its financial statements.

SFAS 167 - In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  SFAS 167 amends Interpretation No. 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity.  SFAS 167 is effective for an entity's first fiscal period that begins after November 15, 2009.  The Company does not expect the adoption of SFAS 167 will have a material impact on its financial statements.

3. LONG-TERM BANK LOANS

During the nine-month periods ended September 30, 2009 and 2008, the Company repaid HK$395 and HK$365 of its existing bank loans, respectively. The outstanding loan balances as of September 30, 2009 are analyzed as follows:

End of maturity	Interest rate	Principal
		US$	HK$

2026	2.1% per annum	1,381	10,772

Payable during the following periods	Principal
	US$	HK$

2009-2010	69	535
2010-2026	1,312	10,237

	1,381	10,772

The collateral of the long-term bank loans includes:

(i)	leasehold properties in Hong Kong with a net book value of HK$10,714 (US$1,374);
(ii)	fixed deposits of HK$82; and
(iii)	joint and several guarantee provided by the Principal Stockholder and his spouse.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	THREE MONTHS ENDED SEPTEMBER 30,			NINE MONTHS ENDED SEPTEMBER 30,
	2008	2009	2009	2008	2009	2009
	HK$	HK$	US$	HK$	HK$	US$

Cash paid for:
Interest expenses	65	56	7	221	169	22

5. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2009 and 2008, the Company has made a net repayment of HK$7 and HK$452 respectively to the Principal Stockholder.  The movements of the amount due to the Principal Stockholder are analyzed as follows:

	Nine months ended September 30,
	2008	2009
	HK$	HK$	US$

Balance at beginning of period	531	7	1

Advance from the Principal Stockholder	7,236	2,526	323
Repayment to the Principal Stockholder	(7,743)	(2,561)	(328)
Expenses paid by the Principal Stockholder on behalf of the Company	55	28	4

Net repayment to the Principal Stockholder	(452)	(7)	(1)

Balance at end of period	79	--	--

In addition, during the nine months ended September 30, 2009 and 2008, a related company has provided office space for the Company’s administrative activities for free.

6. COMMITMENTS AND CONTINGENCIES

As of September 30, 2009 and December 31, 2008, the Company had no material outstanding commitment and contingency.

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

The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Operating Revenues	100.00%	100.00%	100.00%	100.00%

Total operating expenses	(136.16%)	(109.94%)	(271.51%)	(134.21%)

Operating loss	(36.16%)	(9.94%)	(171.51%)	(34.21%)

Loss before income taxes	(72.88%)	(42.69%)	(211.76%)	(74.64%)

Provision for income taxes	--	--	--	--

Net loss	(72.88%)	(42.69%)	(211.76%)	(74.64%	)

THREE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the third quarter of 2009 totaled HK$171,000 (US$22,000) compared to HK$177,000 (US$23,000) for the third quarter of 2008. This represented a decrease of 3%, mainly due to the vacancy period of a property in the third quarter of 2009 being slightly longer than in 2008.

OPERATING EXPENSES. The Company's operating expenses totaled HK$188,000 (US$24,000), or 110% of operating revenues, for the third quarter of 2009, compared to HK$241,000 (US$31,000), or 136% of operating revenues, for the third quarter of 2008. This represented a decrease of HK$53,000 (US$7,000), or 22%, as a result of savings in administrative expenses.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the third quarter of 2009 were HK$56,000 (US$7,000) compared to HK$65,000 (US$8,000) for the third quarter of 2008. This represented a decrease of 14% due to reduction in interest expenses attributable to the decrease in interest rate.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the third quarter in view of the losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$73,000 (US$9,000) for the third quarter of 2009, compared to a net loss and total comprehensive loss of HK$129,000 (US$16,000) for the third quarter of 2008. This represented a decrease of HK$56,000 (US$7,000) mainly due to the reduction in operating expenses.

NINE MONTHS ENDED SEPTMEBER 30, 2009 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the first nine months of 2009 totaled HK$418,000 (US$54,000) compared to HK$544,000 (US$70,000) of the same period of last year. This represented a decrease of 23% mainly due to vacancy of certain properties in the first seven months of 2009.

OPERATING EXPENSES. The Company's operating expenses totaled HK$561,000 (US$72,000), or 134% of operating revenues, for the first nine months of 2009, compared to HK$1,477,000 (US$189,000), or 272% of operating revenues, for the first nine months of 2008. This represented a decrease of HK$916,000 (US$117,000), or 62%, resulting from the full amortization of prepaid management consultancy service fees in June 2008.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first nine months of 2009 were HK$169,000 (US$22,000) compared to HK$219,000 (US$28,000) for the first nine months of 2008. This represented a decrease of 23% due to reduction in interest expenses attributable to the decrease in interest rate.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the period under review because there were losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$312,000 (US$40,000) for the first nine months of 2009, compared to a net loss and total comprehensive loss of HK$1,152,000 (US$148,000) for the first nine months of 2008. This represented a decrease of HK$840,000 (US$108,000) mainly due to less operating expenses incurred than last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through cash generated from operations and long-term bank loans.

Cash and cash equivalent balances as of September 30, 2009 and December 31, 2008 were HK$621,000 (US$80,000) and HK$1,255,000 (US$161,000).

Net cash provided by (used in) operating activities were HK$68,000 (US$9,000) and HK$(134,000) (US$(17,000)) for the nine-month periods ended September 30, 2009 and 2008, respectively. The Company's operating activities are currently financed by cash flows from operations and cash and bank balances.

Net cash used in investing activities were HK$300,000 (US$38,000) and HK$2,000 (US$256) for the nine-month periods ended September 30, 2009 and 2008, respectively, which decrease was primarily a result of capital expenditure on leasehold improvement.

Net cash used in financing activities, which mainly include repayment of bank loans and amounts due to the Principle Stockholder, were HK$402,000 (US$52,000) and HK$817,000 (US$105,000) during the nine-month periods ended September 30, 2009 and 2008, respectively.

During the nine-month period ended September 30, 2009, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies.

Consistent with the general practice of lessors of residential apartments, the Company receives monthly rentals, which are due on the first day of each billing period and are non-refundable. This practice creates working capital that the Company generally utilizes for working capital purposes.

The Company did not have a trade receivable balance at September 30, 2009. The Company obtains rental deposits from its tenants and has never experienced any significant problems with collection of accounts receivable. No provision for doubtful receivables is therefore made for the period under review.

During the nine-month period ended September 30, 2009, the Company has no material purchases of investments.

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

ITEM 4 - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of September 30, 2009, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September 30, 2009, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

ITEM 4T – INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2009.

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

ITEM 6 – EXHIBITS

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

PHYSICAL PROPERTY HOLDINGS INC.
(Registrant)

November 13, 2009	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 13, 2009	/s/ Darrie Lam
Darrie Lam
Chief Financial Officer
(Principal Financial and Accounting Officer)