Form 10-K
period 2009-12-31
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2010-03-31
CIK 1048055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes  ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates  of the registrant as of March 31, 2010 was $495 as computed by reference to the price at which the common equity was last sold, which was $0.0001 on January 20, 2010.

The number of shares outstanding of the registrant's common stock as of March 31, 2010: 28,329,353 shares, $.001 Par Value.

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

In accordance with the requirements of generally accepted accounting practices, the transactions contemplated by the Disposal Agreement have been accounted for in the accounting records of the Company as a contribution from the majority stockholder.  As a result, the Company recorded a credit to additional paid-in capital to the extent that the consideration received by the Company relating to these transactions was higher than the net book values of these assets as reflected in the accounting records of the Company as at the date of the Disposal Agreement.

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

Currently all of the five units have been leased on a term of two years. Monthly rentals vary from HK$10,800 to HK$15,000.  The tenants have a variety of occupations, including merchants and senior executives.

The units are managed by Citybase Property Management Ltd., which is a wholly-owned subsidiary of Cheung Kong (Holdings) Limited, an unrelated public company listed on the Hong Kong Stock Exchange.

OVERVIEW OF MARKET AREA

The properties occupy a preeminent position in the Kowloon traffic hub. They are located opposite to the Mass Transit Railway Station in Hunghom, providing the tenants with convenient access to other Kowloon districts and Mainland China.

The city of Hunghom, Hong Kong lies on the outskirts of Kowloon peninsula, near the exit of the Cross Harbour Tunnel.  The estimated population of Hunghom in 2009 was approximately 15,000, and the estimated population of Hong Kong in 2009 was approximately 7 million.

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

PROPERTY LOCATION PROCEDURES

The Company plans to conduct a preliminary analysis that consists of:

●	Reviewing real estate sales information provided by local realtor associations. The information that would weigh in favor of proceeding with a property acquisition would be:

º	High volume of real estate sales within the specific area
º	New schools and major commercial developments in the area
º	Improved state and city roads in the area

The information that would weigh against the Company’s proceeding with a property acquisition would be:

º	Hazardous waste in the area
º	High crime in the area
º	Overcrowding in the area

The data that it analyzes to determine whether to purchase properties are:

●	Demographic data that suggests increased demand in a specific area. The data that would weigh in favor of the Company’s proceeding with a purchase would be:

º	Increase in industrial activity such as a major corporation moving into the area creating new jobs and increasing residential housing demand
º	Increase in the population’s median income levels for a certain area
º	Low crime rate in the area

●	Demographic data that would weigh against a purchase would be:

º	Migration of industrial companies outside the area
º	Decrease in income levels
º	High crime rate in the area

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

DETAILED MARKET AND FINANCIAL ANALYSIS

The Company will perform detailed market and financial analysis regarding each property it decides to review for purchase so as to determine whether the specific location is appropriate for acquisition and development.  That detailed information will include the following:

●	Number of properties on the market.
●	Number of properties sold in the past 12 months.
●	Sales prices asked per property.
●	Sales price sold per property.
●	Total square footage and acreage per property
●	Total number of units per property.
●	Total number of pending closings per property.

PURCHASE PROCEDURES

Once the Company has located a property that it may want to purchase, it will ascertain whether the owner is willing to sell the property. The Company will then negotiate a purchase price and ask the following questions of the prospective seller and/or obtain answers from third parties:

●	When does the owner want to sell and close? Favorable conditions the Company will look for regarding this factor are:

º	The seller is willing and able to sell within a six-month period.
º	Typically, the timing and motivation of sellers to enter into contract to sell may include several factors such as: estate planning, gifts to family, age, health and other personal factors.

●	How much will the owner sell the property for? Favorable conditions the Company will look for regarding this factor are:

º	The price is below market value. The Company determines market value through appraisals and comparable sales reports in the area.
º	With respect to price, the Company would also consider value trends, such as historical yearly increases in property values.

●	Are there any defects on the title? Favorable conditions the Company will look for regarding this factor are:

º	No liens and/or encumbrances.
º	The buyer is able to deliver a clean title within the time the Company would like to close.

●	Does the landlord have title insurance on the property? Favorable conditions the Company will look for regarding this factor are:

º	The landlord has title insurance on the property.
º	The landlord is able to secure title insurance on the property.
º	The Company would be able to obtain title insurance on the purchased property.

The Company will obtain the following documents from the seller during its due diligence on the property:

●	General maps;
●	Environmental reports;
●	Copies of existing zoning maps and regulations;
●	Conduct land inspection procedures;
●	Proposed zoning regulations;
●	Deeds;
●	Title insurance; and
●	Tax bills.

The Company will then verify the accuracy of these documents and determine how the information contained in the documents impacts the property that it is considering to purchase.

THE COMPANY’S FINANCING PROCEDURES

The Company will attempt to obtain financing from local banks doing business within the area where it is attempting to purchase property. The Chairman, Mr. Luk, has, in the past, personally guaranteed repayment of debt for property purchases along with necessary corporate guarantees, and the Company plans to use such guarantees in the future, if necessary; however, there are no assurances that Mr. Luk, or the Company, will be in a financial position to do so.  Despite the fact that Mr. Luk has confirmed in writing his intention to provide financial support to maintain the Company as a going concern, the Company does not have any written agreements now or in the past with Mr. Luk, obligating him to guarantee repayment of future debt or any other obligations.  Mr. Luk is not otherwise under any legal obligation to provide the Company with capital. The Company hopes to leverage the property with a financial institution or private lender so that funds are available for additional purchases, based on using the property as collateral.

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

In addition, the Company faces significant competition from home builders and land developers, because some renters have moved out of the rental market into single-family homes due to recent mortgage interest rates, which have reached lows in some cases. Throughout Hong Kong and Mainland China there are over 10 major land developers. These developers have greater financial resources than the Company and are better poised for market retention and expansion than the Company is. Specifically, the Company’s competition with regional and international homebuilders is as follows:

●	Cheung Kong (Holdings) Limited – Completed in 2006 the largest twin-design hotel in Hong Kong located along the Hunghom Waterfront, offering long staying package as low as HK$9,990 (US$1,281).
●	Henderson Land – Founded in 1976, it is one of the largest producers of new homes in Hong Kong.
●	Sun Hung Kai Properties – Incorporated in 1972, it has established itself as Hong Kong’s largest producer of private homes.

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

The Company’s office occupies space at 23/F, AIA Tower, No. 183 Electric Road, North Point, Hong Kong.  In the past years, the rental expense was waived by the tenant, namely Global Fitness Management Limited (“Global”), which is a company owned by Mr. Luk.  During the year of 2009, the Company reimbursed HK$468,000 (US$60,000) to Global for its share of office rental, equipment, clerical staff and general support.

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock has been listed on the Bulletin Board of the NASDAQ's over-the-counter market under the symbol PPYH (formerly known as PFIT), since December, 1996, but has been traded only sporadically. As of December 31, 2009, the 52-week trading range was $0.00013 to $0.01 per share. The last reported sale was on January 20, 2010 at $0.0001 per share. The reported sporadic sales in the fiscal year 2009 are set forth below. Quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

Date	High	Low

Jan – Mar 2009	0.01	0.01
Apr – Jun 2009	0.01	0.01
Jul – Sep 2009	0.01	0.01
Oct – Dec 2009	0.01	0.00013

Jan – Mar 2008	0.32	0.01
Apr – Jun 2008	0.10	0.01
Jul – Sep 2008	0.25	0.001
Oct – Dec 2008	0.10	0.01
[SOURCE: Reuters]

As of December 31, 2009, there were approximately 571 shareholders of record of the Company's Common Stock.

The Company’s common stock was the subject of an Order of Suspension of Trading commencing on December 19, 2007 and terminated on January 3, 2008.  The SEC was of the opinion that the public interest and the protection of investors required a suspension of trading in the securities of the Company due to the adequacy and accuracy of press releases and other publicly disseminated information concerning the Company.

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

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

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

RESULTS OF OPERATIONS

Subsequent to entering into and consummation of the two material definitive agreements as mentioned above, the Company’s principal activities changed from fitness and spa businesses to properties investments.

The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

	Years Ended December 31,
	2009	2008

Operating revenues	100.00%	100.00%

Total operating expenses	212.13%	237.79%

Loss from operations	(112.13%)	(137.79%)

Loss before income taxes	(149.34%)	(178.97%)

Provision for income taxes	0.00%	0.00%

Net loss	(149.34%)	(178.97%)

FISCAL YEAR ENDED DECEMBER 31, 2009 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2008

OPERATING REVENUES. Operating revenues for the fiscal year ended December 31, 2009 totaled HK$602,000 (US$77,000) compared to HK$680,000 (US$87,000) of last year. This represented a decrease of 11% mainly due to vacancy of certain properties in the first seven months of 2009.

OPERATING EXPENSES. The Company's operating expenses totaled HK$1,277,000 (US$163,000), or 212% of operating revenues, for the fiscal year ended December 31, 2009, compared to HK$1,617,000 (US$207,000), or 238% of operating revenues, for the year of 2008. This represented a decrease of HK$340,000 (US$44,000), or 21%, resulting from the full amortization of prepaid management consultancy fees in June 2008 while there was no such amortization in the year of 2009.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the fiscal year ended December 31, 2009 totaled HK$224,000 (US$29,000) compared to HK$280,000 (US$36,000) in 2008. This represented a decrease of 20% due to reduction in interest expenses attributable to the decrease in interest rate and average loan balances as a result of progress repayment.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the fiscal year ended December 31, 2009 in view of the losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$899,000 (US$115,000) for the fiscal year ended December 31, 2009, compared to a net loss and total comprehensive loss of HK$1,217,000 (US$156,000) for 2008.  This represented a decrease of HK$318,000 (US$41,000) mainly due to less operating expenses incurred than last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through cash generated from operations and long-term bank loans.

Cash and cash equivalent balances for the fiscal years ended December 31, 2009 and December 31, 2008 were HK$22,000 (US$3,000) and HK$1,255,000 (US$161,000), respectively.

Net cash used in operating activities were HK$398,000 (US$51,000) and HK$275,000 (US$35,000) for fiscal years 2009 and 2008, respectively, which mainly resulted from the net loss incurred. The Company's operating activities are historically financed by cash flows from operations.

Net cash used in investing activities were HK$300,000 (US$38,000) and HK$2,000 (US$256) for fiscal years 2009 and 2008, respectively, primarily as a result of expenditures for property, plant and equipment.

Net cash used in financing activities, which mainly included settlement of bank loans and amounts due to a stockholder, were HK$535,000 (US$69,000) and HK$1,017,000 (US$130,000) for fiscal years 2009 and 2008, respectively.

During the fiscal year ended December 31, 2009, the Company did not enter into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies.

Consistent with the general practice of lessors of residential apartments, the Company receives monthly rentals which are due on the first day of each billing period and are non-refundable. This practice creates working capital that the Company generally utilizes for working capital purposes.

The Company did not have a trade receivable balance at December 31, 2009. The Company obtains rental deposits from its tenants and has never experienced any significant problems with collection of accounts receivable. No provision for doubtful receivables is therefore made for the year under review.

Capital expenditures for fiscal years 2009 and 2008 were HK$300,000 (US$38,000) and HK$Nil, respectively.

Management believes that cash flow generated from the operations of the Company, the tight cost and cash flow control measures and the existing and additional credit facilities to be sought should be sufficient to satisfy the working capital requirement of the Company for at least the next 12 months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although the operations of the Company are solely in Hong Kong, they are subject to similar considerations and risks typically associated with investments in the real estate market of United States and Western European companies. These include risks associated with, among others, interest rate and liquidity risk. These are described further in the following:

INTEREST RATE RISK

The Company’s exposure to the risk of changes in market interest rates relates primarily to its long term debt obligations with a floating interest rate.  The Company monitors the movement of interest rates on an ongoing basis.

LIQUIDITY RISK

The Company’s objective is to maintain a balance between continuity of funding and flexibility through the use of its available cash and banking facilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 3, “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements in this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition and impairment assessment on property, plant and equipment. Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The management has reviewed these critical accounting policies and related disclosures.

Revenue Recognition
Revenue represents rental income in connection with the leasing of five residential apartments located in Hong Kong, of which five tenants accounted for 100% of the total revenue for the years ended December 31, 2009 and 2008.

Rental income is recognized when the properties are let out and on the straight-line basis over the lease term.

Impairment of Property, plant and equipment
The Company reviews property, plant and equipment for impairment. Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property, plant and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not record any material impairment loss during 2009 and 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company required to be included in Item 8 are set forth in the Financial Statements Index.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Physical Property Holdings Inc.

We have audited the accompanying consolidated balance sheets of Physical Property Holdings Inc. (a Delaware Corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 (b) to the financial statements, the Company had a negative working capital as of December 31, 2009 and incurred loss for the year then ended, which raised substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 (b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mazars CPA Limited
MAZARS CPA LIMITED
Certified Public Accountants
Hong Kong

Date:  March 31, 2010

Physical Property Holdings Inc. and Subsidiaries

Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)

		Year ended December 31,
		2009	2009	2008
	Note	US$	HK$	HK$
Operating revenues
Rental income		77	602	680

Operating expenses
Rent and related expenses		(12)	(93)	(93)
Depreciation		(43)	(334)	(284)
Other selling and administrative expenses		(108)	(850)	(1,240)

Total operating expenses		(163)	(1,277)	(1,617)

Loss from operations		(86)	(675)	(937)

Non-operating income (expenses)
Other income, net		-	-	2
Interest expenses		(29)	(224)	(282)

Total non-operating expenses		(29)	(224)	(280)

Loss before income taxes		(115)	(899)	(1,217)

Provision for income taxes	6	-	-	-

Net loss and total comprehensive loss		(115)	(899)	(1,217)

Loss per share of common stock (in cents) - Basic and diluted		(0.41)	(3.17)	(4.30)

Weighted average number of shares of common stock outstanding		28,329,353	28,329,353	28,329,353

The financial statements should be read in conjunction with the accompanying notes.

Physical Property Holdings Inc. and Subsidiaries

Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

		As of December 31,
		2009	2009	2008
		US$	HK$	HK$
ASSETS

Current assets
Cash and bank balances		3	22	1,255
Rental and utility deposits		3	23	25
Other current assets		-	-	90

Total current assets		6	45	1,370

Bank deposits, collateralized		11	82	82
Property, plant and equipment, net	4	1,396	10,893	10,927

Total assets		1,413	11,020	12,379

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Long-term bank loans - current portion	5	69	538	527
Other payables	7	30	234	159
Due to a stockholder		-	-	7

Total current liabilities		99	772	693

Long-term bank loans – non-current portion	5	1,295	10,101	10,640

Commitments and contingencies	8

Stockholders' equity
Common stock, par value of US$0.001 each,
100 million shares of stock authorized;
28,329,353 shares of stock issued and outstanding		28	221	221
Additional paid-in capital		9,437	73,608	73,608
Accumulated losses		(9,446)	(73,682)	(72,783)

Total stockholders’ equity		19	147	1,046

Total liabilities and stockholders' equity		1,413	11,020	12,379

The financial statements should be read in conjunction with the accompanying notes.

Physical Property Holdings Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Amounts in thousands, except share and per share data)

	Year ended December 31,
	2009	2009	2008
	US$	HK$	HK$
Cash flows from operating activities:
Net loss	(115)	(899)	(1,217)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	43	334	284

Changes in working capital:
Trade receivables	-	-	22
Deposits and other current assets	11	92	690
Other payables	10	75	(54)

Net cash used in operating activities	(51)	(398)	(275)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(38)	(300)	-
Increase in bank deposits, collateralized	-	-	(2)

Net cash used in investing activities	(38)	(300)	(2)

Cash flows from financing activities:
Repayment of long-term bank loans	(68)	(528)	(493)
Net repayment to a stockholder	(1)	(7)	(524)

Net cash used in financing activities	(69)	(535)	(1,017)

Net decrease in cash and cash equivalents	(158)	(1,233)	(1,294)

Cash and cash equivalents at beginning of year	161	1,255	2,549

C Cash and cash equivalents at end of year, represented by cash and bank balances	3	22	1,255

The financial statements should be read in conjunction with the accompanying notes.

Physical Property Holdings Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity
(Amounts in thousands, except share and per share data)

	Common stock		Additional paid in capital	Accumulated losses	Accumulated other comprehensive losses	Total
	Number	HK$	HK$	HK$	HK$	HK$	US$

Balance (Deficit) as of January 1, 2008	28,329,353	221	73,608	(71,566)	-	2,263	290

Net loss	-	-	-	(1,217)	-	(1,217)	(156)

Balance (Deficit) as of December 31, 2008	28,329,353	221	73,608	(72,783)	-	1,046	134

Net loss	-	-	-	(899)	-	(899)	(115)

Balance (Deficit) as of December 31, 2009	28,329,353	221	73,608	(73,682)	-	147	19

The financial statements should be read in conjunction with the accompanying notes.

Physical Property Holdings Inc. and Subsidiaries

Notes to Financial Statements
(Amounts in thousands, except share and per share data)

1.           ORGANIZATION AND PRINCIPAL ACTIVITIES

Physical Property Holdings Inc. (“Physical Property”) (formerly known as Physical Spa & Fitness Inc.) was incorporated on September 21, 1988 under the laws of the United States of America.  The Company was incorporated with authorized share capital of 100 million common stocks with par value of US$0.001 each.  83% of the Company’s issued and outstanding common stocks were held by a stockholder (the "Principal Stockholder").  The Company is a U.S. public company listed on the National Association of Securities Dealers Automated Quotation Over-the-Counter Bulletin Board. Physical Property and its subsidiaries are collectively referred to as the Company.

The Company, through its subsidiaries, engaged in the real estate business by holding five residential apartments in Hong Kong which 100% of the Company’s income was generated from the tenants in these five apartments for the years ended December 31, 2009 and 2008.

2.           BASIS OF PRESENTATION

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The financial statements are presented in Hong Kong dollars which is the Company’s functional currency because the Company’s operations are primarily located in Hong Kong. For illustrative purposes, the exchange rate adopted for the presentation of financial information as of and for the year ended December 31, 2009 has been made at HK$7.8 to US$1.00. No representation is made that the HK$ amount could have been, or could be, converted into United States Dollars at that rate on December 31, 2009 or at any other date.

The Company has evaluated subsequent events after the balance sheet date of December 31, 2009 through the date this annual report is filed on [March 31, 2010].

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)           Principles of consolidation

The consolidated financial statements include the financial information of Physical Property and its subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

b)           Preparation of financial statements

The Company had negative working capital of HK$727,000 as of December 31, 2009 and incurred losses of HK$899,000 and HK$1,217,000 for the years ended December 31, 2009 and 2008 respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon attaining profitable operations in the future, exercising tight cost and cash flow controls measures, and obtaining additional banking facilities and adequate finance as and when required. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Principal Stockholder has undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern. Having taken into consideration the undertaking provided by the Principal Stockholder, management believes that the Company will be able to settle its liabilities when they become due.

c)           Property, plant and equipment and depreciation

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

e)           Revenue recognition

Revenue represents rental income in connection with the leasing of five residential apartments located in Hong Kong, of which five tenants accounted for 100% of the total revenue for the years ended December 31, 2009 and 2008. The Company’s leases are regarded as operating leases where substantially all the rewards and risks of ownership of assets remain with the leasing company and are accounted for as operating leases.

Rental income is recognized when the properties are let out and on the straight-line basis over the lease term.

f)           Income taxes

The Company accounts for income tax under the provision of Accounting Standards Codification (“ASC”) Topic 740. Provision for income and other related taxes have been provided in accordance with the tax rates and laws in effect in the various places of operations.

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

h)           Uses of estimates
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual amounts could differ from those estimates.

i)           New accounting pronouncements
In February 2010, the FASB issued ASU No. 2010-08, Technical Corrections to Various Topics, thereby amending the FASB Accounting Standards Codification (Codification). This ASU resulted from a review by the FASB of its standards to determine if any provisions are outdated, contain inconsistencies, or need clarifications to reflect the FASB’s original intent. The FASB believes the amendments do not fundamentally change U.S. GAAP. However, certain clarifications on embedded derivatives and hedging reflected in Topic 815, Derivatives and Hedging, may cause a change in the application of the guidance in Subtopic 815-15 . Accordingly, the FASB provided special transition provisions for those amendments.

The ASU contains various effective dates. The clarifications of the guidance on embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009. The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) applies to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. All other amendments are effective as of the first reporting period (including interim periods) beginning after the date this ASU was issued on February 2, 2010. The adoption of this ASU will not have a material impact on the Company’s financial statements.

4.           PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31,
	2009	2009	2008
	US$	HK$	HK$

Land and buildings	1,601	12,488	12,488
Leasehold improvement	38	300	-
	1,639	12,788	12,488
Less: Accumulated depreciation	(243)	(1,895)	(1,561)

Net book value	1,396	10,893	10,927

The above property, plant and equipment are held for use under operating leases to third party tenants for the years ended December 31, 2009 and 2008. No property, plant and equipment is held under capital lease as of December 31, 2009 and 2008.

5.           LONG-TERM BANK LOANS

The outstanding loan balances as of December 31, 2009 and 2008 were analyzed as follows:

End of maturity	Interest rate	Principal
		2009	2009	2008
		US$	HK$	HK$
2026	2.1% per annum	1,364	10,639	11,167

Payables during the following periods	Principal
	2009	2009	2008
	US$	HK$	HK$

2010 / 2009	69	538	527
2011 / 2010	70	542	538
2012 / 2011	71	554	549
2013 / 2012	72	565	560
2014 / 2013	74	579	572
Thereafter	1,008	7,861	8,421

	1,364	10,639	11,167

The collaterals of the long-term bank loans include:

(i)	leasehold properties in Hong Kong with a net book value of HK$10,643;
(ii)	fixed deposits of HK$82; and
(iii)	joint and several guarantee provided by Mr. Luk and his spouse.

6.           INCOME TAXES

Under the provision of ASC Topic 740, the Company has analyzed its filing position in the jurisdictions where it is subject to income taxes. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they are domiciled and operate. As of December 31, 2009 and 2008, the Company has identified its operations in the United States and Hong Kong are subject to income taxes. Based on the evaluations noted above, no income taxes have been provided for by the Company as they have incurred losses for taxation purposes in the years ended December 31, 2009 and 2008.

Reconciliation to the expected statutory tax rate in Hong Kong is as follows:

	Year ended December 31,
	2009	2008
	%	%

Statutory rate	16.5	16.5
Non-deductible expenses	(14.0)	(15.8)
Valuation allowance in respect of net operating losses	(3.5)	(2)
Valuation allowance in respect of temporary differences	1.0	1.3

Effective rate	-	-

Since the Hong Kong subsidiary incurred losses for Hong Kong profits tax purposes, no provision for current tax has been made for the years ended December 31, 2009 and 2008. As of December 31, 2009 and 2008, the Company has operating losses carry forward in respect of Hong Kong subsidiaries of HK$892 and HK$943, respectively.

Recognized deferred tax assets (liabilities) comprised of the following:

	As of December 31,
	2009	2009	2008
	US$	HK$	HK$

Deductible (taxable) temporary differences in respect of property, plant and equipment	(1)	(5)	(2)
Operating losses carry forward	3	24	34
Valuation allowance (Note)	(2)	(19)	(32)

Net deferred tax liabilities	-	-	-

Note:
Valuation allowance was made for deferred tax assets arisen from tax benefit in respect of tax losses carried forward amounting to HK$146 (US$19) and HK$197 as of December 31, 2009 and 2008, respectively, as it is more likely than not that the assets will not be realized.  The net change in valuation allowance for the year ended December 31, 2009 and 2008 was a decrease of HK$10 (US$1) and a decrease of HK$55 (US$7), respectively.

7.           OTHER PAYABLES

	As of December 31,
	2009	2009	2008
	US$	HK$	HK$

Deposits received	17	134	98
Other creditors	13	100	61

	30	234	159

8.   COMMITMENT AND CONTINGENCIES

Capital expenditure commitment

	As of December 31,
	2009	2009	2008
	US$	HK$	HK$

Contracted but not provided for net of deposit paid	-	-	210

Operating lease commitment

The Company leases out its properties under operating leases with average lease term of 2 years. The future aggregate minimum rental receivables under non-cancellable operating leases are as follows:

	As of December 31,
	2009	2009	2008
	US$	HK$	HK$

Within 2010 / 2009	79	616	412
Within 2011 / 2010	27	213	244

	106	829	656

9.           RELATED PARTY TRANSACTIONS

The Company had the following transactions with related parties:

	Year ended December 31,
	2009	2009	2008
	US$	HK$	HK$

Rental and other expenses paid to a related company	60	468	-

During the year ended December 31, 2009, a related company which is controlled by the Principal Stockholder of the Company provided office space and general support for the Company’s activities with an aggregate charge of HK$468 (2008 – For free), respectively.

In addition, during the years ended December 31, 2009 and 2008, the Company has made a net repayment of HK$7 and HK$524 to the Principal Stockholder. The movements of the amount due to the Principal Stockholder, which is unsecured, interest-free and repayable on demand, are analyzed as follows:

	Year ended December 31,
	2009	2009	2008
	US$	HK$	HK$

Balance as of January 1	1	7	531

Advance from the Principal Stockholder	850	6,636	8,730
Repayment to the Principal Stockholder	(855)	(6,676)	(9,316)
Expenses paid by the Principal Stockholder on behalf of the Company	4	33	62

Net repayment to the Principal Stockholder	(1)	(7)	(524)

Balance as of December 31	-	-	7

10.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year ended December 31,
	2009	2009	2008
	US$	HK$	HK$

Cash paid for:
Interest expenses	29	224	282

11.           STOCK OPTION PLAN

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The officers and directors of the Company, their ages and present positions held with the Company are as follows:

NAME	AGE	POSITIONS WITH THE COMPANY

Ngai Keung Luk	53	Chairman of the Board of Directors, Chief Executive Officer

Yuk Wah Ho	54	President and Director

Darrie Lam	46	Chief Financial Officer and Secretary, Director

Yat Ming Lam	52	Director

Allan Wah Chung Li	52	Director

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

Family Relationships

There are no familial relationships between our officers and directors, other than Yuk Wah Ho, who is the wife of Mr. Luk, our Chairman and CEO.

Meetings of Our Board of Directors

The Registrant’s Board of Directors took all actions by unanimous written consent without a meeting during the fiscal year ended December 31, 2009.

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

Significant Employees

Other than the directors and officer described above, we do not expect any other individuals to make a significant contribution to our business.

Involvement in Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(A) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2009. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company maintains a peer-based executive compensation program comprised of fixed and performance variable elements. The design and operation of the program reflect the following objectives:

–	Recruiting and retaining talented leadership.
–	Implementing measurable performance targets.
–	Correlating compensation directly with shareowner value.
–	Emphasizing performance based compensation, progressively weighted with seniority level.
–	Adherence to high ethical, safety and leadership standards.

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

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal years 2009 and 2008 by those persons who served as Chief Executive Officer and Chief Financial Officer, and any Named Executive Officer who received compensation in excess of US$100,000 during such years.

SUMMARY COMPENSATION TABLE (US$)

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation (3)	Nonqualified Deferred Compensation	All Other Compensation	Total

Ngai Keung Luk, CEO, Chairman	2009 2008 2007	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --

Darrie Lam, CFO	2009 2008 2007	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --

Yuk Wah Ho, President, COO	2009 2008 2007	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --

(1) No officers received or will receive any salaries, bonus or other annual compensation during fiscal year 2009. Management believes that the value of other non-cash benefits and compensation distributed to executive officers of the Company individually or as a group during fiscal year 2009 did not exceed the lesser of US$50,000 or ten percent of such officers' individual cash compensation or, with respect to the group, US$50,000 times the number of persons in the group or ten percent of the group's aggregate cash compensation.

(2) Bonus awarded based on performance.

(3) No officers received or will receive any long term incentive plan (LTIP) payouts or other payouts during fiscal year 2009.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2009, the stock ownership of all persons known to beneficially own five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted. Unless otherwise indicated, the address for each stockholder is 23/F., AIA Tower, No. 183 Electric Road, North Point, Hong Kong.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company had transactions with related companies as provided in the Financial Statements, Note 9.

Director Independence

Our securities are quoted on the OTC Bulletin Board, which does not have any director independence requirements.  Once we engage further directors and officers, we will develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

Audit Fees: The Company paid Mazars CPA Limited HK$159,000 (US$20,000) and HK$150,000 (US$19,000) respectively in the year 2009 and 2008, in connection with the annual audit, to review the quarterly filings made on form 10-Q and for services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees: NONE.

Tax Fees: NONE.

All Other Fees: NONE.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See "Table of Contents to Consolidated Financial Statements" set forth on page 14.

(a)(2) Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2010.

PHYSICAL PROPERTY HOLDINGS INC.

By:	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ngai Keung Luk	Chairman and Chief Executive Officer	Date: 3/31/2010
Ngai Keung Luk	(Principal Executive Officer)

/s/ Yuk Wah Ho	President and Director	Date: 3/31/2010
Yuk Wah Ho

/s/ Darrie Lam	Chief Financial Officer, Secretary and Director	Date: 3/31/2010
Darrie Lam	(Principal Accounting and Financial Officer)

/s/ Yat Ming Lam	Director	Date: 3/31/2010
Yat Ming Lam

/s/ Allan Wah Chung Li	Director	Date: 3/31/2010
Allan Wah Chung Li