Form 10-Q
period 2010-03-31
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2010-05-14
CIK 1048055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

(011) (852) 2917-0000
(Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-accelerated Filer ☐    Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 14, 2010, 28,329,353 shares.

PHYSICAL PROPERTY HOLDINGS INC.

Form 10-Q for the period ended March 31, 2010

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2010	2010
	HK$’000	HK$’000	US$’000

Operating Revenues
Rental income	114	184	24
Total operating revenues	114	184	24

Operating Expenses
Rent and related expenses	(23)	(23)	(3)
Depreciation	(76)	(86)	(11)
Other selling and administrative expenses	(93)	(162)	(21)
Total operating expenses	(192)	(271)	(35)

Loss from operations	(78)	(87)	(11)

Non-operating expenses
Interest expenses	(57)	(54)	(7)
Total non-operating expenses	(57)	(54)	(7)

Loss before income taxes	(135)	(141)	(18)

Provision for income taxes	--	--	--

Net loss and total comprehensive loss	(135)	(141)	(18)

Loss per share of common stock (in cents)	(0.48)	(0.50)	(0.06)

Weighted average number of shares of common stock outstanding	28,329,353	28,329,353	28,329,353

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2010 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		As of
	Note	December 31, 2009 (Audited)	March 31, 2010 (Unaudited)
		HK$’000	HK$’000	US$’000

ASSETS

Current assets
Cash and bank balances		22	7	1
Trade receivables		--	13	2
Management fees and utility deposits		23	24	3
Total current assets		45	44	6

Bank deposits, collateralized		82	82	11
Pr Property, plant and equipment, net of accumulated depreciation of HK$1,981 as of March 31, 2010 (December 31, 2009: HK$1,895)		10,893	10,807	1,385

Total assets		11,020	10,933	1,402

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Long-term bank loans - current portion	3	538	541	69
Other payables		234	252	32
Due to a stockholder	5	--	169	22
Total current liabilities		772	962	123

Long-term bank loans - non-current portion	3	10,101	9,965	1,278

Commitments and contingencies	6

Stockholders' equity
on Common stock, par value US$0.001 each, 100 million shares of stock authorized; 28,329,353 shares of stock issued and outstanding		221	221	28
Additional paid-in capital		73,608	73,608	9,437
Accumulated losses		(73,682)	(73,823)	(9,464)
Total stockholders' equity		147	6	1

Total liabilities and stockholders' equity		11,020	10,933	1,402

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2010 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Three Months Ended March 31,
	Note	2009	2010	2010
		HK$’000	HK$’000	US$’000

Cash flows from operating activities
Net loss		(135)	(141)	(18)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation		76	86	11
Changes in working capital:
Trade receivables		--	(13)	(2)
Management fees and utility deposits		89	(1)	--
Other payables		15	18	2

Net cash provided by (used in) operating activities		45	(51)	(7)

Cash flows from investing activities
Acquisition of property, plant and equipment		(300)	--	--

Net cash used in investing activities		(300)	--	--

Cash flows from financing activities
Repayment of long-term bank loans		(131)	(133)	(17)
Net (repayment to) advance from a stockholder	5	(7)	169	22
Net cash (used in) provided by financing activities		(138)	36	5

Net decrease in cash and cash equivalents		(393)	(15)	(2)

Cash and cash equivalents at beginning of period		1,255	22	3

Cash and cash equivalents at end of period		862	7	1

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2010 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Physical Property Holdings Inc. and the subsidiaries that it controls. The Company, through its subsidiaries, engaged in the real estate business by holding five residential apartments in Hong Kong. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The Company had negative working capital of HK$918,000 as of March 31, 2010 and incurred losses of HK$141,000 and HK$135,000 for the three months ended March 31, 2010 and 2009 respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon attaining profitable operations in the future, exercising tight cost and cash flow controls measures, and obtaining additional banking facilities and adequate finance as and when required.  The Principal Stockholder has confirmed his intention to make available adequate funds to the Company as and when required to maintain the Company as a going concern The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has evaluated subsequent events through the date this quarterly report is filed.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of the date of this quarterly report is filed, there is no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. LONG-TERM BANK LOANS

During the three-month periods ended March 31, 2010 and 2009, the Company repaid HK$133,000 and HK$131,000 of its existing bank loans, respectively. The outstanding loan balances as of March 31, 2010 and December 31, 2009 are analyzed as follows:

End of maturity	Interest rate	Principal
		2009	2010	2010
		HK$’000	HK$’000	US$’000

2026	2.1% per annum	10,639	10,506	1,347

Payable during the following periods	Principal
	2009	2010	2010
	HK$’000	HK$’000	US$’000

2010-2011	538	541	69
2011-2026	10,101	9,965	1,278

	10,639	10,506	1,347

The collateral of the long-term bank loans includes:

(i)	leasehold properties in Hong Kong with a net book value of HK$10,572,000 and HK$10,643,000 as of March 31, 2010 and December 31, 2009 respectively;
(ii)	fixed deposits of HK$82,000 as of March 31 2010 and December 31, 2009; and
(iii)	joint and several guarantee provided by the Principal Stockholder and his spouse.

4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	THREE MONTHS ENDED MARCH 31
	2009	2010	2010
	HK$’000	HK$’000	US$’000
Cash paid for:
Interest expenses	57	54	7

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010 and 2009, the Company had net advances from (repayment to) the Principal Stockholder of HK$169,000 and (HK$7,000) respectively. The movements of the amount due to the Principal Stockholder are analyzed as follows:

	Three months ended March 31
	2009	2010
	HK$’000	HK$’000	US$’000

Balance at beginning of period	7	--	--

Advance from the Principal Stockholder	1,092	107	14
Repayment to the Principal Stockholder	(1,115)	(19)	(2)
Expenses paid by the Principal Stockholder on behalf of the Company	16	81	10

Net (repayment to) advances from the Principal Stockholder	(7)	169	22

Balance at end of period	--	169	22

In addition, during the three months ended March 31, 2010, a related company which is controlled by the Principal Stockholder of the Company provided office space and general support for the Company’s activities with an aggregate charge of HK$81,000. No such charge was demanded during the three months ended March 31, 2009.

6. COMMITMENTS AND CONTINGENCIES

The Company leases out its properties under operating leases with average lease term of 2 years. The future aggregate minimum rental receivables under non-cancellable operating leases are as follows:

	As of
	December 31, 2009	March 31, 2010
	HK$’000	HK$’000	US$’000

Within one year	616	570	73
In the second year	213	94	12

	829	664	85

Other than the above, as of March 31, 2010 and December 31, 2009, the Company had no material outstanding commitment and contingency.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS ABOUT OUR OPERATIONS. PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

Overview of Company's Business:

The Company, through its wholly-owned subsidiary Good Partner Limited, owns five residential apartments located in Hong Kong.

RESULTS OF OPERATIONS

The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

	Three Months Ended March 31,
	2009	2010

Operating Revenues	100.00%	100.00%

Total operating expenses	168.42%	147.28%

Operating loss	(68.42%)	(47.28%)

Loss before income taxes	(118.42%)	(76.63%)

Provision for income taxes	--	--

Net loss	(118.42%)	(76.63%)

THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the first quarter of 2010 totaled HK$184,000 (US$24,000) compared to HK$114,000 for the corresponding period in 2009. This represented an increase of 61% mainly due to all properties being let out in the first quarter of 2010, while two properties were vacant during the same period in 2009.

OPERATING EXPENSES. The Company's operating expenses totaled HK$271,000 (US$35,000), or 147% of operating revenues, for the first quarter of 2010, compared to HK$192,000, or 168% of operating revenues, for the first quarter of 2009. This represented an increase of HK$79,000 (US$10,000), or 41%, resulting from payment of HK$81,000 (US$10,000) for office rental and general support, while these expenses in 2009 were determined and agreed in the fourth quarter of 2009.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first quarter of 2010 totaled HK$54,000 (US$7,000) compared to HK$57,000 for the first quarter of 2009. This represented a decrease of 5% due to reduction in interest expenses attributable to the decrease in interest rate and average loan balances as a result of progress on repayment.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the first quarter in view of the losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$141,000 (US$18,000) for the first quarter of 2010, compared to a net loss and total comprehensive loss of HK$135,000 for the first quarter of 2009. This represented an increase of 4% mainly due to certain expenses regarding office rental and general support that was not paid in the first quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through advances from the Principal Stockholder.

Cash and cash equivalent balances as of March 31, 2010 and December 31, 2009 were HK$7,000 (US$1,000) and HK$22,000.

Net cash (used in) provided by operating activities were HK$(51,000) ((US$7,000)) and HK$45,000 for the three-month periods ended March 31, 2010 and 2009, respectively.

Net cash used in investing activities were HK$Nil (US$Nil) and HK$300,000 for the three-month periods ended March 31, 2010 and 2009, respectively, primarily as a result of capital expenditure on leasehold improvement.

Net cash provided by (used in) financing activities, which mainly includes repayment of bank loans and amounts due to the Principal Stockholder, were HK$36,000 (US$5,000) and HK$(138,000)during the three-month periods ended March 31, 2010 and 2009, respectively.

During the three-month period ended March 31, 2010, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies.

Consistent with the general practice of lessors of residential apartments, the Company receives monthly rentals, which are due on the first day of each billing period and are non-refundable. This practice creates working capital that the Company generally utilizes for working capital purposes.

The Company had a trade receivable balance of HK$13,000 (US$2,000) at March 31, 2010, which was fully settled in April, 2010. The Company obtains rental deposits from its tenants and has never experienced any significant problems with collection of accounts receivable. No provision for doubtful receivables is therefore made for the period under review.

During the three-month period ended March 31, 2010, the Company had no purchases of investments.

Management believes that cash flow generated from the operations of the Company, the tight cost and cash flow control measures and the existing cash and bank balances on hand should be sufficient to satisfy the working capital requirement of the Company for at least the next 12 months as the Principal Stockholder has confirmed his intention to make available adequate funds to the Company as and when required to maintain the Company as a going concern.

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

The critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest 10-K, as filed with the SEC on March 31, 2010, which includes audited consolidated financial statements for the two fiscal years ended December 31, 2009.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the operations of the Company are solely in Hong Kong, they are subject to similar considerations and risks typically associated with investments in the real estate market of the United States and Western European countries. These include risks associated with, among others, interest rate and liquidity risk. These are described further in the following:

INTEREST RATE RISK

The Company’s exposure to the risk of changes in market interest rates relates primarily to its long term debt obligations with a floating interest rate.  The Company monitors the movement of interest rates on an ongoing basis and evaluates the exposure and the costs of available hedging for its debt obligations.

LIQUIDITY RISK

The Company’s financial statements have been prepared on a going concern basis. For the three months ended March 31, 2010, the Company reported a negative working capital of HK$918,000 as of March 31, 2010, a net loss of US$141,000 and net cash used in operations of HK$51,000, respectively. The Company has relied on the private financing from the Principal Stockholders of the Company, who has confirmed his intention to make available adequate funds to the Company as and when required to maintain the Company as a going concern. However, there can be no assurance that the financing from him will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

ITEM 4 - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of March 31, 2010, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended March 31, 2010, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Subsequently, on or about January 11, 2008, the SEC sent a subpoena to the Company for additional information concerning Score One Inc. and about allegedly connected individuals. Management of the Company has retained counsel and responded to the subpoena on May 2008. The Company has not received any objections or requests for supplemental information since that time.

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

PHYSICAL PROPERTY HOLDINGS INC.
(Registrant)

May 14, 2010	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 14, 2010	/s/ Darrie Lam
Darrie Lam
Chief Financial Officer
(Principal Financial and Accounting Officer)