Form 10-Q
period 2010-06-30
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2010-08-12
CIK 1048055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

(011) (852) 2917-0000
(Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-accelerated Filer ☐    Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 12, 2010, 28,329,353 shares.

PHYSICAL PROPERTY HOLDINGS INC.

Form 10-Q for the period ended June 30, 2010

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,			Six months ended June 30,
	2009	2010	2010	2009	2010	2010
	HK$’000	HK$’000	US$’000	HK$’000	HK$’000	US$’000

Operating Revenue
Rental income	133	164	21	247	348	45
Total operating revenues	133	164	21	247	348	45

Operating Expenses
Rent and related expenses	(24)	(23)	(3)	(47)	(46)	(6)
Depreciation	(86)	(86)	(11)	(162)	(172)	(22)
Other selling and administrative expenses	(71)	(139)	(18)	(164)	(301)	(39)
Total operating expenses	(181)	(248)	(32)	(373)	(519)	(67)

Loss from operations	(48)	(84)	(11)	(126)	(171)	(22)

Non-operating expenses
Interest expenses	(56)	(54)	(7)	(113)	(108)	(14)
Total non-operating expenses	(56)	(54)	(7)	(113)	(108)	(14)

Loss before income taxes	(104)	(138)	(18)	(239)	(279)	(36)

Provision for income taxes	--	--	--	--	--	--

Net loss and total comprehensive loss	(104)	(138)	(18)	(239)	(279)	(36)

Loss per share of common stock (in cents)	(0.37)	(0.49)	(0.06)	(0.84)	(0.98)	(0.13)

Weighted average number of shares of common stock outstanding	28,329,353	28,329,353	28,329,353	28,329,353	28,329,353	28,329,353

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2010 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	December 31, 2009 (Audited)	As of June 30, 2010 (Unaudited)
		HK$’000	HK$’000	US$’000

ASSETS

Current assets
Cash and bank balances		22	14	2
Management fees and utility deposits		23	25	3
Total current assets		45	39	5

Bank deposits, collateralized		82	82	11
Property, plant and equipment, net of accumulated depreciation of HK$2,067 as of June 30, 2010 (December 31, 2009: HK$1,895)		10,893	10,721	1,374

Total assets		11,020	10,842	1,390

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Long-term bank loans - current portion	3	538	543	70
Other payables		234	205	26
Due to Principal Stockholder	5	--	398	51
Total current liabilities		772	1,146	147

Long-term bank loans - non-current portion	3	10,101	9,828	1,260

Commitments and contingencies	6

Stockholders' equity
Common stock, par value US$0.001 each, 100 million shares of stock authorized; 28,329,353 shares of stock issued and outstanding		221	221	28
Additional paid-in capital		73,608	73,608	9,437
Accumulated losses		(73,682)	(73,961)	(9,482)
Total stockholders' equity		147	(132)	(17)

Total liabilities and stockholders' equity		11,020	10,842	1,390

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2010 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Six Months Ended June 30,
	Note	2009	2010	2010
		HK$’000	HK$’000	US$’000

Cash flows from operating activities
Net loss		(239)	(279)	(36)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation		162	172	22
Changes in working capital:
Management fees and utility deposits		90	(2)	--
Other payables		9	(29)	(4)

Net cash provided by (used in) operating activities		22	(138)	(18)

Cash flows from investing activities
Acquisition of property, plant and equipment		(300)	--	--

Net cash used in investing activities		(300)	--	--

Cash flows from financing activities
Repayment of long-term bank loans		(263)	(268)	(34)
Net (repayment to) advance from Principal Stockholder	5	(7)	398	51
Net cash (used in) provided by financing activities		(270)	130	17

Net decrease in cash and cash equivalents		(548)	(8)	(1)

Cash and cash equivalents at beginning of period		1,255	22	3

Cash and cash equivalents at end of period		707	14	2

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2010 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Physical Property Holdings Inc. and the subsidiaries (the "Company") that it controls. The Company, through its subsidiaries, engaged in the real estate business by holding five residential apartments in Hong Kong. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The Company had negative working capital of HK$1,107,000 as of June 30, 2010 and incurred losses of HK$279,000 and HK$239,000 for the six months ended June 30, 2010 and 2009 respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon attaining profitable operations in the future, exercising tight cost and cash flow control measures, and obtaining additional banking facilities and adequate finance as and when required.  The Principal Stockholder has confirmed his intention to make available adequate funds to the Company as and when required to maintain the Company as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has evaluated subsequent events through the date this quarterly report is filed.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of the date this quarterly report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. LONG-TERM BANK LOANS

During the six-month periods ended June 30, 2010 and 2009, the Company repaid HK$268,000 and HK$263,000 of its existing bank loans, respectively. The outstanding loan balances as of June 30, 2010 and December 31, 2009 are analyzed as follows:

End of maturity	Interest rate	Principal
		2009	2010	2010
		HK$’000	HK$’000	US$’000

2026	2.1% per annum	10,639	10,371	1,330

Payable during the following periods	Principal
	2009	2010	2010
	HK$’000	HK$’000	US$’000

Within one year	538	543	70
From the second year to 2026	10,101	9,828	1,260

	10,639	10,371	1,330

The collateral of the long-term bank loans includes:

(i)	leasehold properties in Hong Kong with a net book value of HK$10,501,000 and HK$10,643,000 as of June 30, 2010 and December 31, 2009 respectively;
(ii)	fixed deposits of HK$82,000 as of June 30, 2010 and December 31, 2009; and
(iii)	joint and several guarantee provided by the Principal Stockholder and his spouse.

4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
	2009	2010	2010	2009	2010	2010
	HK$’000	HK$’000	US’000$	HK$’000	HK$’000	US$’000

Cash paid for:
Interest expenses	56	54	7	113	108	14

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2010 and 2009, the Company had net advances from (repayment to) the Principal Stockholder of HK$398,000 and (HK$7,000) respectively. The movements of the amount due to the Principal Stockholder are analyzed as follows:

	Six months ended June 30,
	2009	2010
	HK$’000	HK$’000	US$’000

Balance at beginning of period	7	--	--

Advance from the Principal Stockholder	1,882	263	34
Repayment to the Principal Stockholder	(1,914)	(31)	(4)
Expenses paid by the Principal Stockholder on behalf of the Company	25	166	21

Net (repayment to) advance from the Principal Stockholder	(7)	398	51

Balance at end of period	--	398	51

In addition, during the three-month and six-month periods ended June 30, 2010, a related company which is controlled by the Principal Stockholder of the Company provided office space and general support for the Company’s activities with an aggregate charge of HK$81,000 and HK$162,000, respectively. No such charge was demanded during the six months ended June 30, 2009.

6. COMMITMENTS AND CONTINGENCIES

The Company leases out its properties under operating leases with average lease terms of two years. The future aggregate minimum rental receivables under operating leases are as follows:

	December 31, 2009	As of June 30, 2010
	HK$’000	HK$’000	US$’000

Within one year	616	470	60
In the second year	213	168	22

	829	638	82

Other than the above, as of June 30, 2010 and December 31, 2009, the Company had no material outstanding commitment and contingency.

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

Overview of Company's Business:

The Company, through its wholly-owned subsidiary, Good Partner Limited, owns five residential apartments located in Hong Kong.

RESULTS OF OPERATIONS

The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2009	2010	2009	2010

Operating Revenues	100.00%	100.00%	100.00%	100.00%

Total operating expenses	(136.09%)	(151.22%)	(151.01%)	(149.14%)

Loss from operations	(36.09%)	(51.22%)	(51.01%)	(49.14%)

Loss before income taxes	(78.20%)	(84.15%)	(96.76%)	(80.17%)

Provision for income taxes	--	--	--	--

Net loss	(78.20%)	(84.15%)	(96.76%)	(80.17%	)

THREE MONTHS ENDED JUNE 30, 2010 (UNAUDITED) COMPARED TO THREE MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the second quarter of 2010 totaled HK$164,000 (US$21,000) compared to HK$133,000 for the corresponding period in 2009. This represented an increase of 23% mainly due to most of the properties being let out in the second quarter of 2010, while a property was vacant during the same period in 2009.

OPERATING EXPENSES. The Company's operating expenses totaled HK$248,000 (US$32,000), or 151% of operating revenues, for the second quarter of 2010, compared to HK$181,000, or 136% of operating revenues, for the second quarter of 2009. This represented an increase of HK$67,000 (US$8,600), or 37%, resulting from payment of HK$81,000 (US$10,000) for office rental and general support, to a related company, for which the payment of these expenses were determined and agreed in the fourth quarter of 2009.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the second quarter of 2010 totaled HK$54,000 (US$7,000) compared to HK$56,000 for the second quarter of 2009. This represented a decrease of 4% due to reduction in interest expenses attributable to the decrease in average loan balances as a result of the progress on repayment.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the second quarter in view of the losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$138,000 (US$18,000) for the second quarter of 2010, compared to a net loss and total comprehensive loss of HK$104,000 for the second quarter of 2009. This represented an increase of 33% mainly due to certain expenses regarding office rental and general support that was not paid in the second quarter of 2009.

SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the first six months of 2010 totaled HK$348,000 (US$45,000) compared to HK$247,000 for the same period last year. This represented an increase of 41% mainly due to most of the properties being let out in the first six months of 2010, while two properties were mostly vacant in the same period of 2009.

OPERATING EXPENSES. The Company's operating expenses totaled HK$519,000 (US$67,000), or 149% of operating revenues, for the first six months of 2010, compared to HK$373,000, or 151% of operating revenues, for the first six months of 2009. This represented an increase of HK$146,000 (US$19,000), or 39%, resulting from payment of HK$162,000 (US$21,000) for office rental and general support, while these expenses in 2009 were determined and agreed in the fourth quarter of 2009.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first six months of 2010 totaled HK$108,000 (US$14,000) compared to HK$113,000 for the first six months of 2009. This represented a decrease of 4% due to reduction in interest expenses attributable to the decrease in average loan balances as a result of the progress on repayment.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the period under review because there were losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$279,000 (US$36,000) for the first six months of 2010, compared to a net loss and total comprehensive loss of HK$239,000 for the first six months of 2009. This represented an increase of 17% mainly due to certain expenses regarding office rental and general support that was not incurred in 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through advances from the Principal Stockholder.

Cash and cash equivalent balances as of June 30, 2010 and December 31, 2009 were HK$14,000 (US$2,000) and HK$22,000, respectively.

Net cash (used in) provided by operating activities were HK$(138,000) ((US$18,000)) and HK$22,000 for the six-month periods ended June 30, 2010 and 2009, respectively.

Net cash used in investing activities were HK$Nil (US$Nil) and HK$300,000 for the six-month periods ended June 30, 2010 and 2009, respectively, primarily as a result of capital expenditure on leasehold improvement paid in the first six months of 2009.

Net cash provided by (used in) financing activities, which mainly includes repayment of bank loans and advances from the Principal Stockholder, were HK$130,000 (US$17,000) and HK$(270,000) during the six-month periods ended June 30, 2010 and 2009, respectively.

During the six-month period ended June 30, 2010, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies.

Consistent with the general practice of lessors of residential apartments, the Company receives monthly rentals, which are due on the first day of each billing period and are non-refundable. This practice creates working capital that the Company generally utilizes for working capital purposes.

The Company did not have any trade receivable balance at June 30, 2010. The Company obtains rental deposits from its tenants and has never experienced any significant problems with collection of accounts receivable. No provision for doubtful receivables is therefore made for the period under review.

During the six-month period ended June 30, 2010, the Company had no purchases of investments.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The operations of the Company are solely in Hong Kong and they are subject to risks associated with, among others, interest rate and liquidity risk. These risks have similar considerations and risks typically associated with investments in the real estate market of the United States and Western European countries. These are described further in the following:

INTEREST RATE RISK

The Company’s exposure to the risk of changes in market interest rates relates primarily to its long term debt obligations with a floating interest rate.  The Company monitors the movement of interest rates on an ongoing basis and evaluates the exposure of its debt obligations.

LIQUIDITY RISK

The Company’s financial statements have been prepared on a going concern basis. For the six months ended June 30, 2010, the Company reported a negative working capital of HK$1,107,000, a net loss of HK$279,000 and net cash used in operations of HK$138,000, respectively. The Company has relied on private financing from the Principal Stockholder of the Company, who has confirmed his intention to make available adequate funds to the Company as and when required to maintain the Company as a going concern. However, there can be no assurance that the financing from him will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

ITEM 4 - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of June 30, 2010, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the six months ended June 30, 2010, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PHYSICAL PROPERTY HOLDINGS INC.
(Registrant)

August 12, 2010	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 12, 2010	/s/ Darrie Lam
Darrie Lam
Chief Financial Officer
(Principal Financial and Accounting Officer)