Form 10-Q
period 2010-09-30
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2010-11-12
CIK 1048055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  November 12, 2010, 28,329,353 shares.

PHYSICAL PROPERTY HOLDINGS INC.

Form 10-Q for the period ended September 30, 2010

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2009 and 2010	3

Condensed Consolidated Balance Sheets as of December 31, 2009 (Audited) and September 30, 2010 (Unaudited)	4

Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2009 and 2010	5

Notes to Condensed Consolidated Financial Statements	6 – 8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4 - CONTROLS AND PROCEDURES	12

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS	12

ITEM 6 - EXHIBITS	13

SIGNATURES	14

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,			Nine months ended September 30,
	2009	2010	2010	2009	2010	2010
	HK$’000	HK$’000	US$’000	HK$’000	HK$’000	US$’000

Operating Revenue
Rental income	171	202	26	418	550	71
Total operating revenues	171	202	26	418	550	71

Operating Expenses
Rent and related expenses	(23)	(23)	(3)	(70)	(69)	(9)
Depreciation	(86)	(86)	(11)	(248)	(258)	(33)
Other selling and administrative expenses	(79)	(158)	(20)	(243)	(459)	(59)
Total operating expenses	(188)	(267)	(34)	(561)	(786)	(101)

Loss from operations	(17)	(65)	(8)	(143)	(236)	(30)

Non-operating expenses
Interest expenses	(56)	(53)	(7)	(169)	(161)	(21)
Total non-operating expenses	(56)	(53)	(7)	(169)	(161)	(21)

Loss before income taxes	(73)	(118)	(15)	(312)	(397)	(51)

Provision for income taxes	--	--	--	--	--	--

Net loss and total comprehensive loss	(73)	(118)	(15)	(312)	(397)	(51)

Loss per share of common stock (in cents)	(0.26)	(0.42)	(0.05)	(1.10)	(1.40)	(0.18)

Weighted average number of shares of common stock outstanding	28,329,353	28,329,353	28,329,353	28,329,353	28,329,353	28,329,353

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2010 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	December 31, 2009 (Audited)	As of September 30, 2010 (Unaudited)
		HK$’000	HK$’000	US$’000

ASSETS

Current assets
Cash and bank balances		22	9	1
Trade receivables		--	13	2
Management fees and utility deposits		23	24	3
Total current assets		45	46	6

Bank deposits, collateralized		82	82	11
Property, plant and equipment, net of accumulated depreciation of HK$2,153 as of September 30, 2010 (December 31, 2009: HK$1,895)		10,893	10,635	1,363

Total assets		11,020	10,763	1,380

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Long-term bank loans - current portion	3	538	546	70
Other payables		234	231	30
Due to Principal Stockholder	5	--	545	70
Total current liabilities		772	1,322	170

Long-term bank loans - non-current portion	3	10,101	9,691	1,242

Commitments and contingencies	6

Stockholders' equity
Common stock, par value US$0.001 each, 100 million shares of stock authorized; 28,329,353 shares of stock issued and outstanding		221	221	28
Additional paid-in capital		73,608	73,608	9,437
Accumulated losses		(73,682)	(74,079)	(9,497)
Total stockholders' equity		147	(250)	(32)

Total liabilities and stockholders' equity		11,020	10,763	1,380

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2010 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Nine months ended September 30,
	Note	2009	2010	2010
		HK$’000	HK$’000	US$’000

Cash flows from operating activities
Net loss		(312)	(397)	(51)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation		248	258	33
Changes in working capital:
Trade receivables		--	(13)	(2)
Management fees and utility deposits		91	(1)	--
Other payables		41	(3)	--

Net cash provided by (used in) operating activities		68	(156)	(20)

Cash flows from investing activities
Acquisition of property, plant and equipment		(300)	--	--

Net cash used in investing activities		(300)	--	--

Cash flows from financing activities
Repayment of long-term bank loans		(395)	(402)	(52)
Net (repayment to) advance from Principal Stockholder	5	(7)	545	70

Net cash (used in) provided by financing activities		(402)	143	18

Net decrease in cash and cash equivalents		(634)	(13)	(2)

Cash and cash equivalents at beginning of period		1,255	22	3

Cash and cash equivalents at end of period		621	9	1

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2010 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Physical Property Holdings Inc. and the subsidiaries (the "Company") that it controls. The Company, through its subsidiaries, is engaged in the real estate business by holding five residential apartments in Hong Kong. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The Company had negative working capital of HK$1,276,000 as of September 30, 2010 and incurred losses of HK$397,000 and HK$312,000 for the nine months ended September 30, 2010 and 2009 respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

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

For the nine months ended September 30, 2010, Ngai Keung Luk, Chairman, Chief Executive Officer and the Principal Stockholder, made a net advance of HK$545,000 or US$70,000 to the Company as described below.  Mr. Luk owns 82.52% of the Company’s issued and outstanding shares of common stock as of November 12, 2010.

The financial statements do not include any adjustments that might result from the outcome of the uncertainty of the Company to continue as a going concern.

The Company has evaluated subsequent events through the date this quarterly report is filed.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of the date this quarterly report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

3. LONG-TERM BANK LOANS

During the nine-month periods ended September 30, 2010 and 2009, the Company repaid HK$402,000 and HK$395,000 of its existing bank loans, respectively. The outstanding loan balances as of September 30, 2010 and December 31, 2009 are analyzed as follows:

End of maturity	Interest rate	Principal
		2009	2010	2010
		HK$’000	HK$’000	US$’000

2026	2.1% per annum	10,639	10,237	1,312

3. LONG-TERM BANK LOANS (Continued)

Payable during the following periods	Principal
	2009	2010	2010
	HK$’000	HK$’000	US$’000

Within one year	538	546	70
From the second year to 2026	10,101	9,691	1,242

	10,639	10,237	1,312

The collateral of the long-term bank loans includes:

(i)	leasehold properties in Hong Kong with a net book value of HK$10,430,000 and HK$10,643,000 as of September 30, 2010 and December 31, 2009 respectively;
(ii)	fixed deposits of HK$82,000 as of September 30, 2010 and December 31, 2009; and
(iii)	joint and several guarantee provided by the Principal Stockholder and his spouse.

4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three months ended September 30,			Nine months ended September 30,
	2009	2010	2010	2009	2010	2010
	HK$’000	HK$’000	US$’000	HK$’000	HK$’000	US$’000

Cash paid for:
Interest expenses	56	53	7	169	161	21

5. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2010 and 2009, the Company had net advance from (repayment to) the Principal Stockholder of HK$545,000 and (HK$7,000) respectively. The movements of the amount due to the Principal Stockholder are analyzed as follows:

	Nine months ended September 30,
	2009	2010
	HK$’000	HK$’000	US$’000

Balance at beginning of period	7	--	--

Advance from the Principal Stockholder	2,526	568	73
Repayment to the Principal Stockholder	(2,561)	(31)	(4)
Expenses paid by the Principal Stockholder on behalf of the Company	28	8	1

Net (repayment to) advance from the Principal Stockholder	(7)	545	70

Balance at end of period	--	545	70

In addition, during the three-month and nine-month periods ended September 30, 2010, a related company which is controlled by the Principal Stockholder of the Company, provided office space and general support for the Company’s activities with an aggregate charge of HK$81,000 and HK$243,000, respectively. No such charge was demanded during the nine months ended September 30, 2009.

6. COMMITMENTS AND CONTINGENCIES

The Company leases out its properties under operating leases with average lease terms of two years. The future aggregate minimum rental receivables under operating leases are as follows:

	December 31, 2009	As of September 30, 2010
	HK$’000	HK$’000	US$’000

Within one year	616	609	78
In the second year	213	242	31

	829	851	109

Other than the above, as of September 30, 2010 and December 31, 2009, the Company had no material outstanding commitment and contingency.

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

Overview of Company's Business:

The Company, through its wholly-owned subsidiary, Good Partner Limited, owns five residential apartments located in Hong Kong.

RESULTS OF OPERATIONS

The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

	Three months ended September 30		Nine months ended September 30
	2009	2010	2009	2010

Operating Revenues	100.00%	100.00%	100.00%	100.00%

Total operating expenses	(109.94%)	(132.18%)	(134.21%)	(142.91%)

Loss from operations	(9.94%)	(32.18%)	(34.21%)	(42.91%)

Loss before income taxes	(42.69%)	(58.42%)	(74.64%)	(72.18%)

Provision for income taxes	--	--	--	--

Net loss	(42.69%)	(58.42%)	(74.64%)	(72.18%)

THREE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the third quarter of 2010 totaled HK$202,000 (US$26,000) compared to HK$171,000 for the corresponding period in 2009. This represented an increase of 18% mainly due to all of the properties being let out in the third quarter of 2010, and rental increments for three of the properties, while a property was vacant for one month during the same period in 2009.

OPERATING EXPENSES. The Company's operating expenses totaled HK$267,000 (US$34,000), or 132% of operating revenues, for the third quarter of 2010, compared to HK$188,000, or 110% of operating revenues, for the third quarter of 2009. This represented an increase of HK$79,000 (US$10,000), or 42%, resulting from payment of HK$81,000 (US$10,000) for office rental and general support, to a related company, for which the payment of these expenses were determined and agreed in the fourth quarter of 2009.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the third quarter of 2010 totaled HK$53,000 (US$7,000) compared to HK$56,000 for the third quarter of 2009. This represented a decrease of 5% due to reduction in interest expenses attributable to the decrease in average loan balances as a result of the progress on repayment.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the third quarter in view of the losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$118,000 (US$15,000) for the third quarter of 2010, compared to a net loss and total comprehensive loss of HK$73,000 for the third quarter of 2009. This represented an increase of 62% mainly due to the net effect of the increase in rental income and the payment of office rental and general support to a related company as mentioned above.

NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the nine months ended September 30, 2010 totaled HK$550,000 (US$71,000) compared to HK$418,000 for the same period last year. This represented an increase of 32% mainly due to the fact that most of the properties were let out in the first nine months of 2010, and rental increments for three of the properties, while two properties were vacant for some time in the same period of 2009.

OPERATING EXPENSES. The Company's operating expenses totaled HK$786,000 (US$101,000), or 143% of operating revenues, for the nine months ended September 30, 2010, compared to HK$561,000, or 134% of operating revenues, for the same period of 2009. This represented an increase of HK$225,000 (US$29,000), or 40%, resulting from the payment of HK$243,000 (US$31,000) for office rental and general support to a related company, which expenses were determined and agreed in the fourth quarter of 2009.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first nine months of 2010 totaled HK$161,000 (US$21,000) compared to HK$169,000 for the first nine months of 2009. This represented a decrease of 5% due to reduction in interest expenses attributable to the decrease in average loan balances as a result of the progress on repayment.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the period under review because there were losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$397,000 (US$51,000) for the first nine months of 2010, compared to a net loss and total comprehensive loss of HK$312,000 for the first nine months of 2009. This represented an increase of 27% mainly due to the net effect of the increase in rental income and the payment of office rental and general support to a related company as mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through advances from the Principal Stockholder.

Cash and cash equivalent balances as of September 30, 2010 and December 31, 2009 were HK$9,000 (US$1,000) and HK$22,000, respectively.

Net cash (used in) provided by operating activities were HK$(156,000) ((US$20,000)) and HK$68,000 for the nine-month periods ended September 30, 2010 and 2009, respectively.

Net cash used in investing activities were HK$Nil (US$Nil) and HK$300,000 for the nine-month periods ended September 30, 2010 and 2009, respectively, primarily as a result of capital expenditure on leasehold improvement paid in the first nine months of 2009.

Net cash provided by (used in) financing activities, which mainly includes repayment of bank loans and advances from the Principal Stockholder, were HK$143,000 (US$18,000) and HK$(402,000) during the nine-month periods ended September 30, 2010 and 2009, respectively.

During the nine-month period ended September 30, 2010, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies.

Consistent with the general practice of lessors of residential apartments, the Company receives monthly rentals, which are due on the first day of each billing period and are non-refundable. This practice creates working capital that the Company generally utilizes for working capital purposes.

The Company’s trade receivable balance was HK$13,000 (US$2,000) as of September 30, 2010, which was due by a tenant for late payment. The Company obtains rental deposits from its tenants and has never experienced any significant problems with collection of accounts receivable. No provision for doubtful receivables is therefore made for the period under review.

During the nine-month periods ended September 30, 2010 and 2009, the Company had no purchases of investments.

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

LIQUIDITY RISK

The Company’s financial statements have been prepared on a going concern basis. For the nine months ended September 30, 2010, the Company reported a negative working capital of HK$1,276,000, a net loss of HK$397,000 and net cash used in operations of HK$156,000, respectively. The Company has relied on private financing from the Principal Stockholder of the Company, who has confirmed his intention to make available adequate funds to the Company as and when required to maintain the Company as a going concern. However, there can be no assurance that the financing from him will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

ITEM 4 - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of September 30, 2010, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the nine months ended September 30, 2010, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On or about September 16, 2010, the SEC sent a letter to the Company in which they stated that they intended to institute an administrative proceeding against the Company, pursuant to Section 12(j) of the Exchange Act to determine whether it is appropriate to suspend or revoke the registration of the Company’s securities.  The Company has not received any notice of enforcement proceedings since that time.

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

PHYSICAL PROPERTY HOLDINGS INC.
(Registrant)

November 12, 2010	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 12, 2010	/s/ Darrie Lam
Darrie Lam
Chief Financial Officer
(Principal Financial and Accounting Officer)