Form 10-K
period 2010-12-31
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2011-03-31
CIK 1048055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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
Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates  of the registrant as of March 31, 2011 was $4,951 as computed by reference to the price at which the common equity was last sold, which was $0.001 on December 14, 2010.

The number of shares outstanding of the registrant's common stock as of March 31, 2011: 28,329,353 shares, $.001 Par Value.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

WE HAVE MADE FORWARD-LOOKING STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K. SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

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

The Company had twenty-seven subsidiaries organized under the laws of Hong Kong, Mainland China, Macau and the British Virgin Islands until the closing of the Disposal Agreement on February 27, 2007. At such time, it had and currently has two subsidiaries, which are Ableforce International Limited and its wholly-owned subsidiary Good Partner Limited.  Ableforce is organized and existing under the laws of the British Virgin Islands, and Good Partner is organized and existing under the laws of Hong Kong.

In accordance with the requirements of the Statement of Financial Accounting Standards No. 141 and indication from SEC staff as referred to in EITF Abstracts Issue No.02-05, the acquisition of the stock of Ableforce pursuant to the Share Exchange Agreement has been accounted for as a merger of the Company with Ableforce since the business combination was effected through the transfer of assets to the Company in a share exchange.

In accordance with the requirements of generally accepted accounting practices, the transactions accomplished by the Disposal Agreement have been accounted for in the accounting records of the Company as a contribution from the majority stockholder.  As a result, the Company recorded a credit to additional paid-in capital to the extent that the consideration received by the Company relating to these transactions was higher than the net book values of these assets as reflected in the accounting records of the Company as at the date of the Disposal Agreement.

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

Currently all of the five units have been leased for a term of two years. Monthly rentals vary from HK$10,800 to HK$15,500.  The tenants have a variety of occupations, including merchants and senior executives.

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

The city of Hunghom is one of the four sub-districts of the Kowloon City District in Hong Kong, which lies on the outskirts of Kowloon peninsula, near the exit of the Cross Harbour Tunnel.  The estimated population of Kowloon City District in 2010 was approximately 0.4 million, and the estimated population of Hong Kong in 2010 was approximately 7 million.

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

In addition, a June 2010 article by Ronnie Koo in Bloomberg Businessweek indicates that, according to a report from Centaline Property Agency Ltd., Hong Kong home rental rates rose 32% in the 14 months ended in May 2010 and they are forecast to keep advancing.  The Centaline report also notes that rental rates per square foot rose to approximately HK$17.40 in May, up from a low of HK$13.20 in March 2009, as improved investor sentiment helped lift the property market.

These market factors form the setting in which the Company plans to execute its business model.

THE COMPANY’S PLAN TO ACQUIRE OTHER RENTAL PROPERTIES

The Company’s business plan is to buy more rental properties that management believes are undervalued, compared to their cash flows and estimated resale value. Its strategy is to identify rental properties with a favorable purchase price relative to their market value, as well as positive cash flow. The Company plans to buy properties primarily to lease to residential tenants.  It is prepared to make some improvements to its properties, so that it can increase occupancy, improve cash flows, and enhance potential resale value.

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

PROPERTY LOCATION PROCEDURES

The Company plans to conduct a preliminary analysis that consists of:

●	Reviewing real estate sales information provided by local realtor associations. The information that would weigh in favor of proceeding with a property acquisition would be:

º	High volume of real estate sales within the specific area
º	New schools, major commercial developments and employment opportunities in the area
º	Improved regional and city roads in the area
º	Existing and proposed mass transit links to the area
º	Low crime in to the area

The information that would weigh against the Company’s proceeding with a property acquisition would be:

º	Hazardous waste in the area
º	High crime in the area
º	Overcrowding in the area
º	Rental market saturation in the area

The data that it analyzes to determine whether to purchase properties are:

●	Demographic data that suggests increased demand in a specific area. The data that would weigh in favor of the Company’s proceeding with a purchase would be:

º	Increase in industrial activity such as a major corporation moving into the area creating new jobs and increasing residential housing demand
º	Increase in the population’s median income levels for a certain area

º	The character and form of existing building developments and open spaces in the area and the connectivity with adjacent districts or regions
º	Planning and urban design objectives and outlook for the area
º	Strong economic growth in the area

●	Demographic data that would weigh against a purchase would be:

º	Migration of industrial companies outside the area
º	Decrease in income levels
º	Inadequate or no available mass transit to the area

In order to determine and evaluate the fastest growing areas, the Company will obtain reports on area development plans from local governments or agencies, statistics from real estate surveys and housing growth forecasts for the area. The Company will then study this detailed information to determine where the best areas of growth are likely to develop.

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

PURCHASE PROCEDURES

Once the Company has located a property that it may want to purchase, it will ascertain whether the owner is willing to sell the property. The Company will then negotiate a purchase price and ask the following questions of the prospective seller and/or obtain answers from third parties:

●	When does the owner want to sell and close? Favorable conditions the Company will look for regarding this factor are:

º	The seller is willing and able to sell within a six-month period.
º	Typically, the timing and motivation of sellers to enter into contract to sell may include several factors such as: estate planning, gifts to family, age, health and other personal factors.

●	How much will the owner sell the property for? Favorable conditions the Company will look for regarding this factor are:

º	The price is below market value. The Company determines market value through appraisals and comparable sales reports in the area.
º	With respect to price, the Company would also consider value trends, such as historical yearly increases in property values.

●	Are there any defects on the title? Favorable conditions the Company will look for regarding this factor are:

º	No liens and/or encumbrances.
º	The buyer is able to deliver a clean title within the time the Company would like to close.

●	Does the seller have title insurance on the property? Favorable conditions the Company will look for regarding this factor are:

º	The seller has title insurance on the property.
º	The seller is able to secure title insurance on the property.
º	The Company would be able to obtain title insurance on the purchased property.

The Company will obtain the following documents from the seller during its due diligence on the property:

●	General maps;
●	Environmental reports;
●	Copies of existing zoning maps and regulations;
●	Land and/or building inspection procedures and reports;
●	Proposed zoning regulations;
●	Deeds;
●	Title insurance; and
●	Tax bills.

The Company will then verify the accuracy of these documents and determine how the information contained in the documents impacts the property that it is considering to purchase.

THE COMPANY’S FINANCING PROCEDURES

The Company will seek to obtain financing from local banks doing business within the area where it is attempting to purchase property. The Chairman, Mr. Luk, has, in the past, personally guaranteed repayment of debt for property purchases along with necessary corporate guarantees, and the Company plans to use such guarantees in the future, if necessary; however, there are no assurances that Mr. Luk, or the Company, will be in a financial position to do so.  Despite the fact that Mr. Luk has confirmed in writing his intention to provide financial support to maintain the Company as a going concern, the Company does not have any written agreements now or in the past with Mr. Luk, obligating him to guarantee repayment of future debt or any other obligations.  Mr. Luk is not otherwise under any legal obligation to provide the Company with capital. The Company hopes to leverage the property with a financial institution or private lender so that funds are available for additional purchases, based on using the property as collateral.

The procedures for obtaining financing are as follows:

1.	File loan application.
2.	Credit checks, property appraisal done.
3.	Loan documents drafted.
4.	Down payment made that is typically approximately 5 to 20% of the appraised value.
5.	Institution lends funds for the balance, less certain transaction fees that are typically between approximately 2 to 3%.
6.	A lien is then filed with the appropriate recorder’s office.

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

COMPETITIVE BUSINESS CONDITIONS

The Company faces significant competition both in acquiring rental properties and in attracting renters.  The Company’s primary market area of residential multi-family unit rentals is highly competitive, and the Company faces direct competition from a significant number of landlords, many with a local or regional presence and, in some cases, an international presence.  Many of these landlords are significantly larger and have greater financial resources than the Company.  The Company’s competition for renters comes from newer apartment complexes as well as older apartment buildings.

In addition, the Company faces significant competition from home builders and land developers, because some renters have moved out of the rental market into single-family homes due to recent mortgage interest rates, which have reached lows in some cases. Throughout Hong Kong and Mainland China there are over 10 major land developers. These developers have greater financial resources than the Company and are better poised for market retention and expansion than the Company is. Specifically, the Company’s competition with regional and international homebuilders is as follows:

●
Cheung Kong (Holdings) Limited – In August 2010, purchased a 394,000 square-foot site in Ho Man Tin district and a plot in the Hunghom district with a buildable area of approximately 366,000 square feet .

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

The Company’s office occupies space at 23/F, AIA Tower, No. 183 Electric Road, North Point, Hong Kong.   The Company reimbursed HK$324,000 (US$42,000) and HK$468,000 (US$60,000) respectively in the year 2010 and 2009, to Global Fitness Management Limited (“Global”) for its share of office rental, equipment, clerical staff and general support.  Global is a company owned by Mr. Luk.

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

On February 1, 2011, the SEC filed a complaint in US District Court, Eastern District of Michigan, Southern District, SEC v. Gregg M.S. Berger, et al., for securities fraud involving spamming stock, pump and dump schemes, misleading press releases, violation of numerous SEC rules governing the issuance of S-8 stock, misleading reverse mergers, etc.  The Company and its officers and directors were not named as defendants in the case.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is currently a grey market stock with the symbol PPYH (formerly known as PFIT), which trades only sporadically. As of December 31, 2010, the 52-week trading range was $0.0001 to $0.001 per share. The last reported sale was on December 14, 2010 at $0.001 per share. The reported sporadic sales in the fiscal year 2010 are set forth below. Grey market stocks are not traded or quoted on an exchange or interdealer quotation system, but are reported by broker-dealers to their Self Regulatory Organization (SRO) and the SRO distributes the trade data to market data vendors and financial websites.

Date	High	Low
Jan – Mar 2010	0.0001	0.0001
Apr – Jun 2010	0.0001	0.0001
Jul – Sep 2010	0.0001	0.0001
Oct – Dec 2010	0.001	0.0001

Jan – Mar 2009	0.01	0.01
Apr – Jun 2009	0.01	0.01
Jul – Sep 2009	0.01	0.01
Oct – Dec 2009	0.01	0.00013
[SOURCE: Reuters]

As of March 31, 2011, there were approximately 536 shareholders of the Company's Common Stock.

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

Overview

On February 5, 2007, the Company acquired all of the issued and outstanding shares of common stock of Ableforce International Limited, a British Virgin Islands corporation (“Ableforce”).  Ableforce, through its wholly-owned subsidiary Good Partner Limited, owns five residential apartments located in Hong Kong.

RESULTS OF OPERATIONS

Subsequent to entering into and consummation of the two material definitive agreements as mentioned above, the Company’s principal activities changed from fitness and spa businesses to properties investments.

The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

	Years Ended December 31,
	2010		2009

Operating revenues	100.00%		100.00%

Total operating expenses	155.69%		212.13%

Loss from operations	(55.69%	)	(112.13%	)

Loss before income taxes	(83.66%	)	(149.34%	)

Provision for income taxes	0.00%		0.00%

Net loss	(83.66%	)	(149.34%	)

FISCAL YEAR ENDED DECEMBER 31, 2010 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2009

OPERATING REVENUES. Operating revenues for the fiscal year ended December 31, 2010 totaled HK$765,000 (US$98,000) compared to HK$602,000 the previous year. This represented an increase of 27% mainly due to the fact that most of the properties were let out in 2010 with rental increases for three of the properties, while two properties were vacant for certain period in 2009.

OPERATING EXPENSES. The Company's operating expenses totaled HK$1,191,000 (US$153,000), or 156% of operating revenues, for the fiscal year ended December 31, 2010, compared to HK$1,277,000, or 212% of operating revenues, for the year of 2009. This represented a decrease of HK$86,000 (US$11,000), or 7%, mainly resulting from reduction in payment to a related company for office rental and general support.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the fiscal year ended December 31, 2010 totaled HK$214,000 (US$27,000) compared to HK$224,000 in 2009. This represented a decrease of 4% due to reduction in interest expenses attributable to the decrease in average loan balances as a result of the progress on repayment.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the fiscal year ended December 31, 2010 in view of the losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$640,000 (US$82,000) for the fiscal year ended December 31, 2010, compared to a net loss and total comprehensive loss of HK$899,000 for 2009.  This represented a decrease of HK$259,000 (US$33,000) mainly due to the increase in rental income and less payment for office rental and general support in 2010 than 2009, as mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through cash generated from operations and long-term bank loans.

Cash and cash equivalent balances for the fiscal years ended December 31, 2010 and December 31, 2009 were HK$14,000 (US$2,000) and HK$22,000, respectively.

Net cash used in operating activities were HK$297,000 (US$38,000) and HK$398,000 for fiscal years 2010 and 2009, respectively, which mainly resulted from the net loss incurred.

Net cash used in investing activities were HK$Nil (US$Nil) and HK$300,000 for fiscal years 2010 and 2009, respectively, primarily as a result of expenditures for property, plant and equipment incurred in 2009.

Net cash provided by (used in) financing activities, which mainly included net advance from a stockholder and settlement of bank loans, were HK$289,000 (US$37,000) and HK$(535,000) for fiscal years 2010 and 2009, respectively.

During the fiscal year ended December 31, 2010, the Company did not enter into any transactions using derivative financial instruments or derivative commodity instruments and did not hold any marketable equity securities of publicly traded companies.

Consistent with the general practice of lessors of residential apartments, the Company generally receives monthly rentals that are due on the first day of each billing period and are non-refundable. This practice creates working capital that the Company generally utilizes for working capital purposes.

The Company’s trade receivable balance was HK$13,000 (US$2,000) as of December 31, 2010, which was due by a tenant for late payment. The Company obtains rental deposits from its tenants and has never experienced any significant problems with collection of accounts receivable.

Capital expenditures for fiscal years 2010 and 2009 were HK$Nil and HK$300,000 (US$38,000), respectively.

Management believes that cash flow generated from the operations of the Company, the tight cost and cash flow control measures, the existing credit facilities and the financial support from the Principal Stockholder, who has confirmed his intention to make available adequate funds to the Company as and when required to maintain the Company as a going concern, should be sufficient to satisfy the working capital requirement of the Company for at least the next 12 months.

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

Revenue recognition

Revenue represents rental income in connection with the leasing of five residential apartments located in Hong Kong, of which five tenants accounted for 100% of the total revenue for the years ended December 31, 2010 and 2009.

Rental income is recognized when the properties are let out and on the straight-line basis over the lease term.

Impairment of property, plant and equipment

The Company reviews property, plant and equipment for impairment. Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property, plant and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not record any material impairment loss during 2010 and 2009.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

LIQUIDITY RISK

The Company’s financial statements have been prepared on a going concern basis. For the year ended December 31, 2010, the Company reported a negative working capital of HK$11,124,000, of which HK$9,555,000 of the bank loan principals would be due for repayment over one year according to the latest repayment terms notices issued by the bank, a net loss of HK$640,000 and net cash used in operations of HK$297,000, respectively. The Company has relied on private financing from the Principal Stockholder of the Company, who has confirmed his intention to make available adequate funds to the Company as and when required to maintain the Company as a going concern. However, there can be no assurance that the financing from him will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company required to be included in Item 8 are set forth below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Physical Property Holdings Inc.

We have audited the accompanying consolidated balance sheets of Physical Property Holdings Inc. (a Delaware Corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 (b) to the financial statements, the Company had a negative working capital as of December 31, 2010 and incurred loss for the year then ended, which raised substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 (b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mazars CPA Limited
MAZARS CPA LIMITED
Certified Public Accountants
Hong Kong

Date:  March 31, 2011

Physical Property Holdings Inc. and Subsidiaries

Consolidated Statements of Operations

		Year ended December 31,
		2010	2010	2009
	Note	US$’000	HK$’000	HK$’000
Operating revenues
Rental income		98	765	602

Operating expenses
Rent and related expenses		(12)	(92)	(93)
Depreciation		(44)	(344)	(334)
Other selling and administrative expenses		(97)	(755)	(850)

Total operating expenses		(153)	(1,191)	(1,277)

Loss from operations		(55)	(426)	(675)

Non-operating expenses
Interest expenses		(27)	(214)	(224)

Total non-operating expenses		(27)	(214)	(224)

Loss before income taxes		(82)	(640)	(899)

Provision for income taxes	6	-	-	-

Net loss and total comprehensive loss		(82)	(640)	(899)

Loss per share of common stock (in cents) - Basic and diluted		(0.29)	(2.26)	(3.17)

Weighted average number of shares of common stock outstanding		28,329,353	28,329,353	28,329,353

The financial statements should be read in conjunction with the accompanying notes.

Physical Property Holdings Inc. and Subsidiaries

Consolidated Balance Sheets

		As of December 31,
		2010	2010	2009
		US$’000	HK$’000	HK$’000
ASSETS				(restated, see note 5)

Current assets
Cash and bank balances		2	14	22
Management fees and utility deposits		3	24	23
Trade receivables		2	13	-

Total current assets		7	51	45

Bank deposits, collateralized		11	82	82
Property, plant and equipment, net	4	1,352	10,549	10,893

Total assets		1,370	10,682	11,020

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank loans	5	1,295	10,102	10,639
Other payables	7	32	247	234
Due to Principal Stockholder		106	826	-

Total current liabilities		1,433	11,175	10,873

Commitments and contingencies	8

Stockholders' equity
Common stock, par value of US$0.001 each,
100 million shares of stock authorized;
28,329,353 shares of stock issued and outstanding		28	221	221
Additional paid-in capital		9,437	73,608	73,608
Accumulated losses		(9,528)	(74,322)	(73,682)

Total stockholders’ (deficit) equity		(63)	(493)	147

Total liabilities and stockholders' equity		1,370	10,682	11,020

The financial statements should be read in conjunction with the accompanying notes.

Physical Property Holdings Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2010	2010	2009
	US$’000	HK$’000	HK$’000
Cash flows from operating activities:
Net loss	(82)	(640)	(899)

Adj Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	44	344	334

Changes in working capital:
Trade receivables	(2)	(13)	-
Management fees and utility deposits	-	(1)	92
Other payables	2	13	75

Net cash used in operating activities	(38)	(297)	(398)

Cash flows from investing activities:
Acquisition of property, plant and equipment	-	-	(300)

Net cash used in investing activities	-	-	(300)

Cash flows from financing activities:
Repayment of long-term bank loans	(69)	(537)	(528)
Net advance from (repayment to) a stockholder	106	826	(7)

Net cash provided by (used in) financing activities	37	289	(535)

Net decrease in cash and cash equivalents	(1)	(8)	(1,233)

Cash and cash equivalents at beginning of year	3	22	1,255

Cash and cash equivalents at end of year, represented by cash and bank balances	2	14	22

The financial statements should be read in conjunction with the accompanying notes.

Physical Property Holdings Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common stock		Additional paid in capital	Accumulated losses	Accumulated other comprehensive losses	Total
	Number	HK$’000	HK$’000	HK$’000	HK$’000	$HK000	US$’000

Balance (Deficit) as of January 1, 2009	28,329,353	221	73,608	(72,783)	-	1,046	134

Net loss	-	-	-	(899)	-	(899)	(115)

Balance (Deficit) as of December 31, 2009	28,329,353	221	73,608	(73,682)	-	147	19

Net loss	-	-	-	(640)	-	(640)	(82)

Balance (Deficit) as of December 31, 2010	28,329,353	221	73,608	(74,322)	-	(493)	(63)

The financial statements should be read in conjunction with the accompanying notes.

Physical Property Holdings Inc. and Subsidiaries

Notes to Financial Statements

1.           ORGANIZATION AND PRINCIPAL ACTIVITIES

Physical Property Holdings Inc. (“Physical Property”) was incorporated on September 21, 1988 under the laws of the United States of America.  Physical Property was incorporated with authorized share capital of 100 million common stocks with par value of US$0.001 each.  83% of Physical Property’s issued and outstanding common stocks were held by a stockholder (the "Principal Stockholder").  Physical Property is a U.S. public company and is currently a grey market stock that is not traded or quoted on an exchange or interdealer quotation system because there are no market makers in its stock. Physical Property and its subsidiaries are collectively referred to as the Company.

The Company is engaged in the real estate business by holding five residential apartments in Hong Kong, from which 100% of the Company’s income was generated through rents paid by the tenants for the years ended December 31, 2010 and 2009.

2.           BASIS OF PRESENTATION

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The financial statements are presented in Hong Kong dollars, which is the Company’s functional currency, because the Company’s operations are primarily located in Hong Kong. For illustrative purposes, the exchange rate adopted for the presentation of financial information as of and for the year ended December 31, 2010 has been made at HK$7.8 to US$1.00. No representation is made that the HK$ amount could have been, or could be, converted into United States Dollars at that rate on December 31, 2010 or at any other date.

The Company has evaluated subsequent events after the balance sheet date of December 31, 2010 through the date this annual report is filed.

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)           Principles of consolidation

The consolidated financial statements include the financial information of Physical Property and its subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

b)           Preparation of financial statements

The Company had negative working capital of HK$11,124,000 as of December 31, 2010 and incurred losses of HK$640,000 and HK$899,000 for the years ended December 31, 2010 and 2009 respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon attaining profitable operations in the future, exercising tight cost and cash flow controls measures, and the financial support from the Principal Stockholder. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Principal Stockholder has undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern. Having taken into consideration the undertaking provided by the Principal Stockholder, management believes that the Company will be able to settle its liabilities when they become due. However, there can be no assurance that the financing from the Principal Stockholder will be continued.

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

e)           Revenue recognition

Revenue represents rental income in connection with the leasing of five residential apartments located in Hong Kong, of which five tenants accounted for 100% of the total revenue for the years ended December 31, 2010 and 2009. The Company’s leases are regarded as operating leases where substantially all the rewards and risks of ownership of assets remain with the leasing company and are accounted for as operating leases.

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

i)           New accounting pronouncements

As of the date of these financial statements, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

4.           PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31,
	2010	2010	2009
	US$’000	HK$’000	HK$’000

Land and buildings	1,601	12,488	12,488
Leasehold improvement	38	300	300
	1,639	12,788	12,788
Less: Accumulated depreciation	(287)	(2,239)	(1,895)

Net book value	1,352	10,549	10,893

The above property, plant and equipment are held for use under operating leases to third party tenants for the years ended December 31, 2010 and 2009.

5.           BANK LOANS

The bank loans are repayable on demand upon request at the bank’s discretion. As of December 31, 2010, 2009  and the date of these financial statements, no repayment other than the monthly progress repayments was demanded and the outstanding loan balances as of December 31, 2010 and 2009 are analyzed as follows:

End of maturity	Interest rate	Principal
		2010	2010	2009
		US$’000	HK$’000	HK$’000

2026	2.1% per annum	1,295	10,102	10,639

Payables during the following periods according to bank repayment terms notices	Principal
	2010	2010	2009
	US$’000	HK$’000	HK$’000

2011 / 2010	70	547	538
2012 / 2011	72	559	542
2013 / 2012	73	570	554
2014 / 2013	75	582	565
2015 / 2014	76	595	579
Thereafter	929	7,249	7,861

	1,295	10,102	10,639

As the bank loans are repayable on demand upon request at the bank’s discretion, regardless of the expected repayment dates of the outstanding loan principals as set out in the repayment terms notices issued by the bank, the entire balance as at December 31, 2010 is presented as current liabilities in the balance sheet.  The loan balances as at December 31, 2009 amounting to HK$10,101,000 has also been reclassified as current liabilities accordingly.

The collaterals of the bank loans include:

(i)	leasehold properties in Hong Kong with a net book value of HK$10,359,000;
(ii)	fixed deposits of HK$82,000; and
(iii)	joint and several guarantee provided by Mr. Luk and his spouse.

6.           INCOME TAXES

Under the provision of ASC Topic 740, the Company has analyzed its filing position in the jurisdictions where it is subject to income taxes. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they are domiciled and operate. As of December 31, 2010 and 2009, the Company has identified its operations in the United States and Hong Kong are subject to income taxes. Based on the evaluations noted above, no income taxes have been provided for as the Company has incurred losses for taxation purposes in the years ended December 31, 2010 and 2009.

Reconciliation from the statutory tax rate in Hong Kong is as follows:

	Year ended December 31,
	2010	2009
	%	%

Statutory rate	16.5	16.5
Non-deductible expenses	(14.4)	(14.0)
Valuation allowance in respect of net operating losses	(2.3)	(3.5)
Valuation allowance in respect of temporary differences	0.2	1.0

Effective rate	-	-

Since the Hong Kong subsidiary incurred losses for Hong Kong profits tax purposes, no provision for current tax has been made for the years ended December 31, 2010 and 2009. As of December 31, 2010 and 2009, the Company has operating losses carry forward in respect of Hong Kong subsidiaries of HK$240,000 (US$31,000) and HK$146,000, respectively.

Recognized deferred tax assets (liabilities) comprised of the following:

	As of December 31,
	2010	2010	2009
	US$’000	HK$’000	HK$’000

Ded Taxable temporary differences in respect of property, plant and equipment	-	(2)	(5)
Operating losses carry forward	2	16	24
Valuation allowance (Note)	(2)	(14)	(19)

Net deferred tax liabilities	-	-	-

Note:
Valuation allowance was made for deferred tax assets arisen from tax benefit in respect of tax losses carried forward amounting to HK$240,000 (US$31,000) and HK$146,000 as of December 31, 2010 and 2009, respectively, as it is more likely than not that the assets will not be realized.  The net change in valuation allowance for the year ended December 31, 2010 and 2009 was a decrease of HK$5,000 (US$1,000) and HK$13,000 (US$2,000), respectively.

7.           OTHER PAYABLES

	As of December 31,
	2010	2010	2009
	US$’000	HK$’000	HK$’000

Deposits received	19	148	134
Other creditors	13	99	100

	32	247	234

8.           COMMITMENTS AND CONTINGENCIES

Operating lease commitment

The Company leases out its properties under operating leases with average lease terms of two years. The future aggregate minimum rental receivables under non-cancellable operating leases are as follows:

	As of December 31,
	2010	2010	2009
	US$’000	HK$’000	HK$’000

Within 2011 / 2010	81	628	616
Within 2012 / 2011	41	320	213

	122	948	829

Potential administrative proceeding

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

Subsequent to the balance sheet date, on February 1, 2011, the SEC filed a complaint in US District Court, Eastern District of Michigan, Southern District, SEC v. Gregg M.S. Berger, et al., for securities fraud involving spamming stock, pump and dump schemes, misleading press releases, violation of numerous SEC rules governing the issuance of S-8 stock, misleading reverse mergers, etc.  The Company and its officers and directors were not named as defendants in the case.

Other than the above, as of December 31, 2010 and 2009, the Company had no other material outstanding commitments and contingencies.

9.           RELATED PARTY TRANSACTIONS

During the years ended December 31, 2010 and 2009, a related company that is controlled by the Principal Stockholder of the Company provided office space and general support for the Company’s activities with an aggregate charge of HK$324,000 (US$42,000) and HK$468,000, respectively.

In addition, during the years ended December 31, 2010 and 2009, the Company has net advance from (repayment to) the Principal Stockholder of HK$826,000 (US$106,000) and HK$(7,000), respectively. The movements of the amount due to the Principal Stockholder, which is unsecured, interest-free and repayable on demand, are analyzed as follows:

	Year ended December 31,
	2010	2010	2009
	US$’000	HK$’000	HK$’000

Balance as of January 1	-	-	7

Advance from the Principal Stockholder	110	857	6,636
Repayment to the Principal Stockholder	(4)	(31)	(6,676)
Ex Expenses paid by the Principal Stockholder on behalf of the Company	-	-	33

Net advance from (repayment to) the Principal Stockholder	106	826	(7)

Balance as of December 31	106	826	-

10.         SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year ended December 31,
	2010	2010	2009
	US$’000	HK$’000	HK$’000

Cash paid for:
Interest expenses	27	214	224

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures (as defined under Rule 13a-15(e) or 15d-15(e) under the Exchange Act) were effective as of December 31, 2010.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c) Changes in internal controls.

There were no changes in internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The officers and directors of the Company, their ages and present positions held with the Company are as follows:

NAME	AGE	POSITIONS WITH THE COMPANY

Ngai Keung Luk	54	Chairman of the Board of Directors, Chief Executive Officer

Yuk Wah Ho	55	President and Director

Darrie Lam	47	Chief Financial Officer and Secretary, Director

Yat Ming Lam	53	Director

Allan Wah Chung Li	53	Director

The following is a brief summary of the background of each director and executive officer of the Company:

NGAI KEUNG LUK, CHIEF EXECUTIVE OFFICER, CHAIRMAN. Mr. Luk has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since October, 1996. He is the founder of its predecessor companies and brings to the Company over twenty years' experience in the real estate market. Since 1986, Mr. Luk has been a member of the Board of Directors of the Physical Group, a chain of fitness and beauty centers in Hong Kong, China and Macau.  Mr. Luk contributes to the Board of Directors his overall business experience managing companies doing business throughout China. Mr. Luk is a controlling shareholder of the Company and beneficially owns approximately 82.52% of the Company's Common Stock.

YUK WAH HO, PRESIDENT, DIRECTOR. Ms. Ho has been a Director of the Company since October, 1996.   Since 1986, Ms. Ho has been a member of the Board of Directors of the Physical Group, a chain of fitness and beauty centers in Hong Kong, China and Macau.  Ms. Ho contributes to the Board of Directors her 25 years of experience of managing and working with companies whose operations are based in Hong Kong.  Ms. Ho is currently responsible for the business development of the Company. She is the wife of Mr. Luk.

DARRIE LAM, CHIEF FINANCIAL OFFICER, SECRETARY, DIRECTOR.  Ms. Lam has been a Vice-President and Secretary of the Company since October, 1996 and was appointed as Chief Financial Officer in July, 2005. Ms. Lam is a fellow member of the Hong Kong Institute of Certified Public Accountants and a fellow member of the Chartered Association of Certified Accountants (UK). She is responsible for the Company's secretarial affairs, finance and administration functions. Ms. Lam received an MBA degree from the University of Manchester, U.K.  Ms. Lam’s extensive experience in accounting and corporate finance has led the Board of Directors to conclude that she has the requisite qualifications to serve as a director of the Company and facilitate its continued growth.

YAT MING LAM, DIRECTOR. Mr. Lam has been a Director of the Company since August, 1997. In the recent years, Mr. Lam has run his own business in China.  He has also been a consultant in the fields of real estate and business strategy.  Mr. Lam’s experience in executive management oversight has led the Board of Directors to conclude that he has the varied expertise necessary to serve as a director of the Company.

ALLAN WAH CHUNG LI, DIRECTOR. Mr. Li has been a Director of the Company since June, 1998. Mr. Li is a solicitor qualified to practice law in Canada, England and Hong Kong. He had practiced law in Vancouver, Toronto and Hong Kong for ten years and also worked for the Listing Division of the Stock Exchange of Hong Kong. He received B.Comm. and L.L.B degrees from the University of British Columbia, Canada. Mr. Li is currently serving as a vice-president of a company listed in Hong Kong.  Mr. Li’s expertise and experience in managing the legal operations of many listed companies has led the Board of Directors to conclude that he has the background and skills necessary to serve as a director of the Company.

Family Relationships

Yuk Wah Ho, our President and Director, is the wife of Mr. Luk, our Chairman and CEO.  There are no other familial relationships between our officers and directors.

Meetings of Our Board of Directors

The Registrant’s Board of Directors took all actions by unanimous written consent without a meeting during the fiscal year ended December 31, 2010.

Audit Committee

The Board of Directors established an Audit Committee, composed of the two outside directors, Yat Ming Lam and Allan Wah Chung Li, and our Chief Financial Officer Darrie Lam, who serves as the audit committee’s financial expert. The principal functions of the Audit Committee include making recommendations to the Board regarding the selection of independent public accountants to audit annually the books and records of the Company, reviewing the proposed scope of each audit and reviewing the recommendations of the independent public accountants as a result of their audit of the Company. The Audit Committee also periodically reviews the activities of the Company's accounting staff and the adequacy of the Company's internal controls.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2010. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company maintains a peer-based executive compensation program comprised of fixed and performance variable elements. The design and operation of the program reflect the following objectives:

—	Recruiting and retaining talented leadership.
—	Implementing measurable performance targets.
—	Correlating compensation directly with shareowner value.
—	Emphasizing performance based compensation, progressively weighted with seniority level.
—	Adherence to high ethical, safety and leadership standards.

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

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal years 2010 and 2009 by those persons who served as Chief Executive Officer and Chief Financial Officer, and any Named Executive Officer who received compensation in excess of US$100,000 during such years.

SUMMARY COMPENSATION TABLE (US$)

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation (3)	Nonqualified Deferred Compensation	All Other Compensation	Total

Ngai Keung Luk, CEO, Chairman	2010 2009 2008	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --

Darrie Lam, CFO	2010 2009 2008	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --

Yuk Wah Ho, President, COO	2010 2009 2008	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --

(1) No officers received or will receive any salaries, bonus or other annual compensation during fiscal year 2010. Management believes that the value of other non-cash benefits and compensation distributed to executive officers of the Company individually or as a group during fiscal year 2010 did not exceed the lesser of US$50,000 or ten percent of such officers' individual cash compensation or, with respect to the group, US$50,000 times the number of persons in the group or ten percent of the group's aggregate cash compensation.

(2) Bonus awarded based on performance.

(3) No officers received or will receive any long term incentive plan (LTIP) payouts or other payouts during fiscal year 2010.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2011, the stock ownership of all persons known to beneficially own five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted. Unless otherwise indicated, the address for each stockholder is 23/F., AIA Tower, No. 183 Electric Road, North Point, Hong Kong.

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

Director Independence

Our securities are classified as a grey market stock that is not traded or quoted on an exchange or interdealer quotation system, and, therefore, does not have any director independence requirements.  Once we engage further directors and officers, we will develop a definition of independence and examine the composition of our Board of Directors with regard to this definition.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

Audit Fees: The Company paid Mazars CPA Limited HK$169,000 (US$22,000) and HK$159,000 for 2010 and 2009, respectively, in connection with the annual audit, to review the quarterly filings made on Form 10-Q and for services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees: NONE.

Tax Fees: NONE.

All Other Fees: NONE.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See "Table of Contents to Consolidated Financial Statements" set forth on page 13.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2011.

PHYSICAL PROPERTY HOLDINGS INC.

By:	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ngai Keung Luk	Chairman and Chief Executive Officer	Date: March 31, 2011
Ngai Keung Luk	(Principal Executive Officer)

/s/ Yuk Wah Ho	President and Director	Date: March 31, 2011
Yuk Wah Ho

/s/ Darrie Lam	Chief Financial Officer, Secretary and Director	Date: March 31, 2011
Darrie Lam	(Principal Accounting and Financial Officer)

/s/ Yat Ming Lam	Director	Date: March 31, 2011
Yat Ming Lam

/s/ Allan Wah Chung Li	Director	Date: March 31, 2011
Allan Wah Chung Li