Form 10-Q
period 2011-06-30
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2011-08-09
CIK 1048055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(011) (852) 2917-0000
(Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-accelerated Filer ☐    Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  August 9, 2011, 28,329,353 shares.

PHYSICAL PROPERTY HOLDINGS INC.

Form 10-Q for the period ended June 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,			Six months ended June 30,
	2010	2011	2011	2010	2011	2011
	HK$’000	HK$’000	US$’000	HK$’000	HK$’000	US$’000

Operating Revenue
Rental income	164	208	27	348	401	51
Total operating revenues	164	208	27	348	401	51

Operating Expenses
Rent and related expenses	(23)	(26)	(3)	(46)	(48)	(6)
Depreciation	(86)	(86)	(11)	(172)	(172)	(22)
Other selling and administrative expenses	(139)	(163)	(21)	(301)	(347)	(45)
Total operating expenses	(248)	(275)	(35)	(519)	(567)	(73)

Loss from operations	(84)	(67)	(8)	(171)	(166)	(22)

Non-operating expenses
Interest expenses	(54)	(52)	(7)	(108)	(105)	(13)
Total non-operating expenses	(54)	(52)	(7)	(108)	(105)	(13)

Loss before income taxes	(138)	(119)	(15)	(279)	(271)	(35)

Provision for income taxes	--	--	--	--	--	--

Net loss and total comprehensive loss	(138)	(119)	(15)	(279)	(271)	(35)

Loss per share of common stock (in cents)	(0.49)	(0.42)	(0.05)	(0.98)	(0.96)	(0.12)

Weighted average number of shares of common stock outstanding	28,329,353	28,329,353	28,329,353	28,329,353	28,329,353	28,329,353

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2011 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2010	June 30, 2011 (Unaudited)
	HK$’000	HK$’000	US$’000

ASSETS

Current assets
Cash and bank balances	14	16	2
Trade receivables	13	13	2
Management fees and utility deposits	24	24	3
Total current assets	51	53	7

Bank deposits, collateralized	82	82	11
Property, plant and equipment, net of accumulated depreciation of HK$2,411 as of June 30, 2011 (December 31, 2010: HK$2,239)	10,549	10,377	1,330

Total assets	10,682	10,512	1,348

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank loans - (Note 3)	10,102	9,830	1,260
Other payables	247	217	28
Due to a stockholder - (Note 5)	826	1,229	158
Total current liabilities	11,175	11,276	1,446

Commitments and contingencies - (Note 6)

Stockholders' equity
Common stock, par value US$0.001 each, 100 million shares of stock authorized; 28,329,353 shares of stock issued and outstanding	221	221	28
Additional paid-in capital	73,608	73,608	9,437
Accumulated losses	(74,322)	(74,593)	(9,563)
Total stockholders' deficit	(493)	(764)	(98)

Total liabilities and stockholders' equity	10,682	10,512	1,348

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2011 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2011	2011
	HK$’000	HK$’000	US$’000

Cash flows from operating activities
Net loss	(279)	(271)	(35)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	172	172	22
Changes in working capital:
Management fees and utility deposits	(2)	--	--
Other payables	(29)	(30)	(4)
Net cash used in operating activities	(138)	(129)	(17)

Cash flows from financing activities
Repayment of bank loans	(268)	(272)	(35)
Net advance from a stockholder - (Note 5)	398	403	52
Net cash provided by financing activities	130	131	17

Net (decrease) increase in cash and cash equivalents	(8)	2	--

Cash and cash equivalents at beginning of period	22	14	2

Cash and cash equivalents at end of period	14	16	2

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2011 or at any other certain rate.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The Company had negative working capital of HK$11,223,000 as of June 30, 2011 and incurred losses of HK$271,000 and HK$279,000 for the six months ended June 30, 2011 and 2010 respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

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

For the six months ended June 30, 2011, Ngai Keung Luk, Chairman, Chief Executive Officer and the Principal Stockholder, made a net advance of HK$403,000 or US$52,000 to the Company as described in note 5 below.  Mr. Luk owns 82.52% of the Company’s issued and outstanding shares of common stock as of August 12, 2011.

The Company has evaluated subsequent events through the date this quarterly report is filed.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of the date this quarterly report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

3. BANK LOANS

During the six-month periods ended June 30, 2011 and 2010, the Company repaid HK$272,000 and HK$268,000 of its existing bank loans, respectively. The outstanding loan balances as of June 30, 2011 and December 31, 2010 are analyzed as follows:

End of maturity	Interest rate	Principal
		2010	2011	2011
		HK$’000	HK$’000	US$’000

2026	2.1% per annum	10,102	9,830	1,260

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

3. BANK LOANS (Continued)

Payables during the following periods according to bank repayment terms notices	Principal
	2010	2011	2011
	HK$’000	HK$’000	US$’000

2011 / 2012	547	553	71
2012 / 2013	559	564	72
2013 / 2014	570	576	74
2014 / 2015	582	589	76
2015 / 2016	595	601	77
Thereafter	7,249	6,947	890

	10,102	9,830	1,260

As the bank loans are repayable on demand upon request at the bank’s discretion, regardless of the expected repayment dates of the outstanding loan principals as set out in the repayment terms notices issued by the bank, the entire balance of the bank loans is presented as current liabilities in the balance sheet.

The collateral of the bank loans includes:

(i)	leasehold properties in Hong Kong with a net book value of HK$10,217,000 and HK$10,359,000 as of June 30, 2011 and December 31, 2010 respectively;
(ii)	fixed deposits of HK$82,000 as of June 30, 2011 and December 31, 2010; and
(iii)	joint and several guarantee provided by the Principal Stockholder and his spouse.

4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
	2010	2011	2011	2010	2011	2011
	HK$’000	HK$’000	US$’000	HK$’000	HK$’000	US$’000

Cash paid for:
Interest expenses	54	52	7	108	105	13

5. RELATED PARTY TRANSACTIONS

During the six-month periods ended June 30, 2011 and 2010, the Company had net advance from the Principal Stockholder of HK$403,000 and HK$398,000 respectively. The movements of the amount due to the Principal Stockholder are analyzed as follows:

	Six months ended June 30,
	2010	2011
	HK$’000	HK$’000	US$’000

Balance at beginning of period	--	826	106

Advance from the Principal Stockholder	263	233	30
Repayment to the Principal Stockholder	(31)	--	--
Expenses paid by the Principal Stockholder on behalf of the Company	166	170	22

Net advance from the Principal Stockholder	398	403	52

Balance at end of period	398	1,229	158

In addition, during the six-month periods ended June 30, 2011 and 2010, a related company which is controlled by the Principal Stockholder of the Company, provided office space and general support for the Company’s activities with an aggregate charge of HK$162,000 and HK$162,000, respectively.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

6. COMMITMENTS AND CONTINGENCIES

The Company leases out its properties under operating leases with average lease terms of two years. The future aggregate minimum rental receivables under operating leases are as follows:

	December 31, 2010	As of June 30, 2011
	HK$’000	HK$’000	US$’000

Within one year	628	861	110
In the second year	320	378	49

	948	1,239	159

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

Other than the above, as of June 30, 2011 and December 31, 2010, the Company had no material outstanding commitments and contingencies.

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

Overview of Company's Business:

The Company, through its wholly-owned subsidiary, Good Partner Limited, owns five residential apartments located in Hong Kong.

RESULTS OF OPERATIONS

The following table sets forth selected data as a percentage of total operating revenue for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2010	2011	2010	2011

Operating Revenues	100.00%	100.00%	100.00%	100.00%

Total operating expenses	(151.22%)	(132.21%)	(149.14%)	(141.40%)

Loss from operations	(51.22%)	(32.21%)	(49.14%)	(41.40%)

Loss before income taxes	(84.15%)	(57.21%)	(80.17%)	(67.58%)

Provision for income taxes	--	--	--	--

Net loss	(84.15%)	(57.21%)	(80.17%)	(67.58%)

THREE MONTHS ENDED JUNE 30, 2011 (UNAUDITED) COMPARED TO THREE MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the second quarter of 2011 totaled HK$208,000 (US$27,000) compared to HK$164,000 for the corresponding period in 2010. This represented an increase of 27% mainly due to rental increases for four of the properties.

OPERATING EXPENSES. The Company's operating expenses totaled HK$275,000 (US$35,000), or 132% of operating revenues, for the second quarter of 2011, compared to HK$248,000, or 151% of operating revenues, for the second quarter of 2010. This represented an increase of HK$27,000 (US$3,000), or 11%, mainly resulting from an agency fee and minor equipment incurred in connection with a new lease on an apartment, and preparation cost in relation to the new SEC filing requirement using eXtensible Business Reporting Language.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the second quarter of 2011 totaled HK$52,000 (US$7,000) compared to HK$54,000 for the second quarter of 2010. This represented a decrease of 4% due to reduction in interest expenses attributable to the decrease in average loan balances as a result of the progress on repayment.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the second quarter in view of the losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$119,000 (US$15,000) for the second quarter of 2011, compared to a net loss and total comprehensive loss of HK$138,000 for the second quarter of 2010. This represented a decrease of 14% mainly due to the net effect of the increase in rental income and the increase in administrative expenses as mentioned above.

SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the first six months of 2011 totaled HK$401,000 (US$51,000) compared to HK$348,000 for the same period last year. This represented an increase of 15% mainly due to rental increases for the properties.

OPERATING EXPENSES. The Company's operating expenses totaled HK$567,000 (US$73,000), or 141% of operating revenues, for the first six months of 2011, compared to HK$519,000, or 149% of operating revenues, for the first six months of 2010. This represented an increase of HK$48,000 (US$6,000), or 9%, resulting from normal inflation in administrative expenses, professional fees incurred in relation to communication with SEC regarding a potential administrative proceeding as mentioned in Item 1 of Part II below, and preparation cost in relation to the new SEC filing requirement using eXtensible Business Reporting Language.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first six months of 2011 totaled HK$105,000 (US$13,000) compared to HK$108,000 for the first six months of 2010. This represented a decrease of 3% due to reduction in interest expenses attributable to the decrease in average loan balances as a result of the progress on repayment.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the period under review because there were losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$271,000 (US$35,000) for the first six months of 2011, compared to a net loss and total comprehensive loss of HK$279,000 for the first six months of 2010. This represented a moderate decrease of 3% due to the net effect of the increase in rental income and the increase in administrative expenses as mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through advances from the Principal Stockholder.

Cash and cash equivalent balances as of June 30, 2011 and December 31, 2010 were HK$16,000 (US$2,000) and HK$14,000, respectively.

Net cash used in operating activities was HK$129,000 (US$17,000) and HK$138,000 for the six-month periods ended June 30, 2011 and 2010, respectively.

Net cash provided by financing activities, which mainly includes repayment of bank loans and advances from the Principal Stockholder, were HK$131,000 (US$17,000) and HK$130,000 during the six-month periods ended June 30, 2011 and 2010, respectively.

During the six-month period ended June 30, 2011, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies.

Consistent with the general practice of lessors of residential apartments, the Company receives monthly rentals, which are due on the first day of each billing period and are non-refundable. This practice creates working capital that the Company generally utilizes for working capital purposes.

The Company’s trade receivable balance was HK$13,000 (US$2,000) as of June 30, 2011, which was due by a tenant for late payment. The Company obtains rental deposits from its tenants and has never experienced any significant problems with collection of accounts receivable. No provision for doubtful receivables is therefore made for the period under review.

During the six-month periods ended June 30, 2011 and 2010, the Company had no purchases of investments.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (GAAP) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In recording transactions and balances resulting from business operations, the Company uses estimates based on the best information available for such items as depreciable lives. The Company revises the recorded estimates when better information is available, facts change or actual amounts can be determined. These revisions can affect operating results.

The critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest 10-K, as filed with the SEC on March 31, 2011, which includes audited consolidated financial statements for the year ended December 31, 2010.

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

LIQUIDITY RISK

The Company’s financial statements have been prepared on a going concern basis. For the six months ended June 30, 2011, the Company reported a negative working capital of HK$11,223,000, of which HK$9,277,000 would be due for repayment over one year according to the latest repayment terms notices issued by the bank, a net loss of HK$271,000 and net cash used in operations of HK$129,000, respectively. The Company has relied on private financing from the Principal Stockholder of the Company, who has confirmed his intention to make available adequate funds to the Company as and when required to maintain the Company as a going concern. However, there can be no assurance that the financing from him will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

ITEM 4 - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of June 30, 2011, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the six months ended June 30, 2011, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHYSICAL PROPERTY HOLDINGS INC.
(Registrant)

August 9, 2011	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 9, 2011	/s/ Darrie Lam
Darrie Lam
Chief Financial Officer
(Principal Financial and Accounting Officer)