Form 10-K
period 2011-12-31
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2012-03-26
CIK 1048055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 26, 2012 was $495 as computed by reference to the price at which the common equity was last sold, which was $0.0001 on August 24, 2011.

The number of shares outstanding of the registrant's common stock as of March 26, 2012: 28,329,353 shares, $.001 Par Value.

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

Currently all of the five units have been leased for a term of two years. Monthly rentals vary from HK$15,000 to HK$16,000.  The tenants have a variety of occupations, including merchants and senior executives.

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

The city of Hunghom is one of the four sub-districts of the Kowloon City District in Hong Kong, which lies on the outskirts of Kowloon peninsula, near the exit of the Cross Harbour Tunnel.  The estimated population of Kowloon City District in 2011 was approximately 0.4 million, and the estimated population of Hong Kong in 2011 was approximately 7.1 million.

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

PROPERTY LOCATION PROCEDURES

The Company plans to conduct a preliminary analysis that consists of:

●	Reviewing real estate sales information provided by local realtor associations. The information that would weigh in favor of proceeding with a property acquisition would be:

º	High volume of real estate sales within the specific area
º	New schools, major commercial developments and employment opportunities in the area
º	Improved regional and city roads in the area
º	Existing and proposed mass transit links to the area
º	Low crime in the area

The information that would weigh against the Company’s proceeding with a property acquisition would be:

º	Hazardous waste in the area
º	High crime in the area
º	Overcrowding in the area
º	Rental market saturation in the area

The data that it analyzes to determine whether to purchase properties are:

●	Demographic data that suggests increased demand in a specific area. The data that would weigh in favor of the Company’s proceeding with a purchase would be:

º	Increase in industrial activity such as a major corporation moving into the area creating new jobs and increasing residential housing demand
º	Increase in the population’s median income levels for a certain area
º	The character and form of existing building developments and open spaces in the area and the connectivity with adjacent districts or regions
º	Planning and urban design objectives and outlook for the area
º	Strong economic growth in the area

●	Demographic data that would weigh against a purchase would be:

º	Migration of industrial companies outside the area
º	Decrease in income levels
º	Inadequate or no available mass transit to the area

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

The procedures for obtaining financing are as follows:

1.	File loan application.
2.	Credit checks, property appraisal done.
3.	Loan documents drafted.
4.	Down payment made that is typically approximately 30% of the appraised value.
5.	Institution lends funds for the balance, less certain transaction fees that are typically between approximately 2 to 3%.
6.	A lien is then filed with the appropriate recorder’s office.

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

In addition, the Company faces significant competition from home builders and land developers, because some renters have moved out of the rental market into single-family homes due to recent mortgage interest rates, which have reached lows in some cases. Throughout Hong Kong and Mainland China there are over 10 major land developers. These developers have greater financial resources than the Company and are better poised for market retention and expansion than the Company is. Specifically, the Company’s competition with regional and international homebuilders is as follows:

●	Cheung Kong (Holdings) Limited – Owns the largest residential-style hotel with close to 5,000 hotel suites in the Hunghom district.
●	Henderson Land – Founded in 1976, it is one of the largest producers of new homes in Hong Kong.
●	Sun Hung Kai Properties – Incorporated in 1972, it has established itself as Hong Kong’s largest producer of private homes.

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

The Company’s office occupies space at 23/F, AIA Tower, No. 183 Electric Road, North Point, Hong Kong.   The Company reimbursed HK$324,000 (US$42,000) respectively in the year 2011 and 2010, to Global Fitness Management Limited (“Global”) for its share of office rental, equipment, clerical staff and general support.  Global is a company owned by Mr. Luk.

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

Subsequently, on or about January 11, 2008, the SEC sent a subpoena to the Company for additional information and documents concerning the Company and Score One, Inc. in furtherance of its investigation into potential spam e-mail campaigns and securities fraud violations.  Management of the Company  retained counsel and responded to the subpoena.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is currently a grey market stock with the symbol PPYH, which trades only sporadically. As of December 31, 2011, the 52-week trading range was $0.0001 to $0.0001 per share. The last reported sale was on August 24, 2011 at $0.0001 per share. The reported sporadic sales in the fiscal year 2011 are set forth below. Grey market stocks are not traded or quoted on an exchange or interdealer quotation system, but are reported by broker-dealers to their Self Regulatory Organization (SRO) and the SRO distributes the trade data to market data vendors and financial websites.

Date	High	Low
Jan – Mar 2011	0.0001	0.0001
Apr – Jun 2011	0.0001	0.0001
Jul – Sep 2011	0.0001	0.0001
Oct – Dec 2011	0.0001	0.0001

Jan – Mar 2010	0.0001	0.0001
Apr – Jun 2010	0.0001	0.0001
Jul – Sep 2010	0.0001	0.0001
Oct – Dec 2010	0.001	0.0001
[SOURCE: Reuters]

As of March 26, 2012, there were approximately 507 shareholders of the Company's Common Stock.

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

The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

	Years Ended December 31,
	2011		2010

Operating revenues	100.00%		100.00%

Total operating expenses	137.96%		155.69%

Loss from operations	(37.96%	)	(55.69%	)

Loss before income taxes	(62.75%	)	(83.66%	)

Provision for income taxes	0.00%		0.00%

Net loss	(62.75%	)	(83.66%	)

FISCAL YEAR ENDED DECEMBER 31, 2011 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2010

OPERATING REVENUES. Operating revenues for the fiscal year ended December 31, 2011 totaled HK$835,000 (US$107,000) compared to HK$765,000 the previous year. This represented an increase of 9% mainly due to the rental increases for three of the properties.

OPERATING EXPENSES. The Company's operating expenses totaled HK$1,152,000 (US$147,000), or 138% of operating revenues, for the fiscal year ended December 31, 2011, compared to HK$1,191,000, or 156% of operating revenues, for the year of 2010. This represented a decrease of HK$39,000 (US$6,000), or 3%, mainly resulting from professional fees incurred in the previous year in relation to communication with the SEC regarding a potential administrative proceeding as mentioned in Item 3 of Part I.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the fiscal year ended December 31, 2011 totaled HK$207,000 (US$27,000) compared to HK$214,000 in 2010. This represented a decrease of 3% due to reduction in interest expenses attributable to the decrease in average loan balances as a result of the progress on repayment.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the fiscal year ended December 31, 2011 in view of the losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$524,000 (US$67,000) for the fiscal year ended December 31, 2011, compared to a net loss and total comprehensive loss of HK$640,000 for 2010.  This represented a decrease of HK$116,000 (US$15,000) mainly due to the increase in rental income and less payment for professional fees in 2011 than 2010, as mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through cash generated from operations and long-term bank loans.

Cash and cash equivalent balances for the fiscal years ended December 31, 2011 and December 31, 2010 were HK$24,000 (US$3,000) and HK$14,000, respectively.

Net cash used in operating activities were HK$168,000 (US$22,000) and HK$297,000 for fiscal years 2011 and 2010, respectively, which mainly resulted from the net loss incurred.

Net cash provided by financing activities, which mainly included net advance from a stockholder and settlement of bank loans, were HK$178,000 (US$23,000) and HK$289,000 for fiscal years 2011 and 2010, respectively.

During the fiscal year ended December 31, 2011, the Company did not enter into any transactions using derivative financial instruments or derivative commodity instruments and did not hold any marketable equity securities of publicly traded companies.

Consistent with the general practice of lessors of residential apartments, the Company generally receives monthly rentals that are due on the first day of each billing period and are non-refundable. This practice creates working capital that the Company generally utilizes for working capital purposes.

The Company’s trade receivable balance was HK$12,000 (US$2,000) as of December 31, 2011, which was due by a tenant for late payment. The Company obtains rental deposits from its tenants and has never experienced any significant problems with collection of accounts receivable.

Capital expenditures for fiscal years 2011 and 2010 were HK$Nil, respectively.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Revenue recognition

Revenue represents rental income in connection with the leasing of five residential apartments located in Hong Kong, of which five tenants accounted for 100% of the total revenue for the years ended December 31, 2011 and 2010.

Rental income is recognized when the properties are let out and on the straight-line basis over the lease term.

NEW ACCOUNTING PROUNCEMENTS

In December 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (ASU) 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. The amendments in this ASU require an entity to disclose information about offsetting and related arrangements on its financial position. This includes the effect or potential effect of rights of offset associated with an entity’s recognized assets and recognized liabilities and require improved information about financial instruments and derivative instruments that are either (1) offset in accordance with Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 915-10-45. The amendments are effective for annual reporting periods beginning on or after January 1, 2013 and retrospective disclosure is required for all comparative periods presented. No early adoption is permitted. The Company believes that the adoption of ASU 2011-11 will not have any impact on the Company's consolidated results of operation and financial condition.

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

LIQUIDITY RISK

The Company’s financial statements have been prepared on a going concern basis. For the year ended December 31, 2011, the Company reported a negative working capital of HK$11,304,000, of which HK$8,996,000 of the bank loan principals would be due for repayment over one year according to the latest repayment terms notices issued by the bank, a net loss of HK$524,000 and net cash used in operations of HK$168,000, respectively. The Company has relied on private financing from the Principal Stockholder of the Company, who has confirmed his intention to make available adequate funds to the Company as and when required to maintain the Company as a going concern. However, there can be no assurance that the financing from him will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company required to be included in Item 8 are set forth below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Physical Property Holdings Inc.

We have audited the accompanying consolidated balance sheets of Physical Property Holdings Inc. (a Delaware Corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 (b) to the financial statements, the Company had a negative working capital as of December 31, 2011 and incurred loss for the year then ended, which raised substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 (b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mazars CPA Limited
MAZARS CPA LIMITED
Certified Public Accountants
Hong Kong

Date:  March 26, 2012

Physical Property Holdings Inc. and Subsidiaries

Consolidated Statements of Operations

		Year ended December 31,
		2011	2011	2010
	Note	US$’000	HK$’000	HK$’000
Operating revenues
Rental income		107	835	765

Operating expenses
Rent and related expenses		(12)	(97)	(92)
Depreciation		(44)	(344)	(344)
Other selling and administrative expenses		(91)	(711)	(755)

Total operating expenses		(147)	(1,152)	(1,191)

Loss from operations		(40)	(317)	(426)

Non-operating expenses
Interest expenses		(27)	(207)	(214)

Total non-operating expenses		(27)	(207)	(214)

Loss before income taxes		(67)	(524)	(640)

Provision for income taxes	6	-	-	-

Net loss and total comprehensive loss		(67)	(524)	(640)

Loss per share of common stock (in cents) - Basic and diluted		(0.24)	(1.85)	(2.26)

Weighted average number of shares of common stock outstanding		28,329,353	28,329,353	28,329,353

The financial statements should be read in conjunction with the accompanying notes.

Physical Property Holdings Inc. and Subsidiaries

Consolidated Balance Sheets

		As of December 31,
		2011	2011	2010
	Note	US$’000	HK$’000	HK$’000
ASSETS

Current assets
Cash and bank balances		3	24	14
Management fees and utility deposits		3	24	24
Trade receivables		2	12	13

Total current assets		8	60	51

Bank deposits, collateralized		11	82	82
Property, plant and equipment, net	4	1,308	10,205	10,549

Total assets		1,327	10,347	10,682

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank loans	5	1,225	9,555	10,102
Other payables	7	33	258	247
Due to Principal Stockholder	9	199	1,551	826

Total current liabilities		1,457	11,364	11,175

Commitments and contingencies	8

Stockholders' deficit
Common stock, par value of US$0.001 each, 100 million shares of stock authorized; 28,329,353 shares of stock issued and outstanding		28	221	221
Additional paid-in capital		9,437	73,608	73,608
Accumulated losses		(9,595)	(74,846)	(74,322)

Total stockholders’ deficit		(130)	(1,017)	(493)

Total liabilities and stockholders' deficit		1,327	10,347	10,682

The financial statements should be read in conjunction with the accompanying notes.

Physical Property Holdings Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2011	2011	2010
	US$’000	HK$’000	HK$’000
Cash flows from operating activities:
Net loss	(67)	(524)	(640)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	44	344	344

Changes in working capital:
Trade receivables	-	1	(13)
Management fees and utility deposits	-	-	(1)
Other payables	1	11	13

Net cash used in operating activities	(22)	(168)	(297)

Cash flows from financing activities:
Repayment of bank loans	(70)	(547)	(537)
Net advance from a stockholder	93	725	826

Net cash provided by financing activities	23	178	289

Net increase (decrease) in cash and cash equivalents	1	10	(8)

Cash and cash equivalents at beginning of year	2	14	22

Cash and cash equivalents at end of year, represented by cash and bank balances	3	24	14

The financial statements should be read in conjunction with the accompanying notes.

Physical Property Holdings Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

	Common stock		Additional paid in capital	Accumulated losses	Accumulated other comprehensive losses	Total
	Number	HK$’000	HK$’000	HK$’000	HK$’000	HK$’000	US$’000

Balance (Deficit) as of January 1, 2010	28,329,353	221	73,608	(73,682)	-	147	19

Net loss	-	-	-	(640)	-	(640)	(82)

Balance (Deficit) as of December 31, 2010	28,329,353	221	73,608	(74,322)	-	(493)	(63)

Net loss	-	-	-	(524)	-	(524)	(67)

Balance (Deficit) as of December 31, 2011	28,329,353	221	73,608	(74,846)	-	(1,017)	(130)

The financial statements should be read in conjunction with the accompanying notes.

Physical Property Holdings Inc. and Subsidiaries

Notes to Financial Statements

1.            ORGANIZATION AND PRINCIPAL ACTIVITIES

Physical Property Holdings Inc. (“Physical Property”) was incorporated on September 21, 1988 under the laws of the United States of America.  Physical Property was incorporated with authorized share capital of 100 million shares of common stock with par value of US$0.001 each.  Approximately 83% of Physical Property’s issued and outstanding common stock is held by a stockholder (the "Principal Stockholder").  Physical Property is a U.S. public company and is currently a grey market stock that is not traded or quoted on an exchange or interdealer quotation system because there are no market makers in its stock. Physical Property and its subsidiaries are collectively referred to as the Company.

The Company is engaged in the real estate business by holding five residential apartments in Hong Kong, from which 100% of the Company’s income was generated through rents paid by the tenants for the years ended December 31, 2011 and 2010.

2.            BASIS OF PRESENTATION

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The financial statements are presented in Hong Kong dollars, which is the Company’s functional currency, because the Company’s operations are primarily located in Hong Kong. For illustrative purposes, the exchange rate adopted for the presentation of financial information as of and for the year ended December 31, 2011 has been made at HK$7.8 to US$1.00. No representation is made that the HK$ amount could have been, or could be, converted into United States Dollars at that rate on December 31, 2011 or at any other date.

The Company has evaluated subsequent events after the balance sheet date of December 31, 2011 through the date this annual report is filed.

3.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)           Principles of consolidation

The consolidated financial statements include the financial information of Physical Property and its subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

b)           Preparation of financial statements

The Company had negative working capital of HK$11,304,000 as of December 31, 2011 and incurred losses of HK$524,000 and HK$640,000 for the years ended December 31, 2011 and 2010 respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

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

e)           Revenue recognition

Revenue represents rental income in connection with the leasing of five residential apartments located in Hong Kong, of which five tenants accounted for 100% of the total revenue for the years ended December 31, 2011 and 2010. The Company’s leases are regarded as operating leases where substantially all the rewards and risks of ownership of assets remain with the leasing company and are accounted for as operating leases.

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

i)           New accounting pronouncements

In December 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (ASU) 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. The amendments in this ASU require an entity to disclose information about offsetting and related arrangements on its financial position. This includes the effect or potential effect of rights of offset associated with an entity’s recognized assets and recognized liabilities and require improved information about financial instruments and derivative instruments that are either (1) offset in accordance with Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 915-10-45. The amendments are effective for annual reporting periods beginning on or after January 1, 2013 and retrospective disclosure is required for all comparative periods presented. No early adoption is permitted. The Company believes that the adoption of ASU 2011-11 will not have any impact on the Company's consolidated results of operation and financial condition.

4.           PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31,
	2011	2011	2010
	US$’000	HK$’000	HK$’000

Land and buildings	1,601	12,488	12,488
Leasehold improvement	38	300	300
	1,639	12,788	12,788
Less: Accumulated depreciation	(331)	(2,583)	(2,239)

Net book value	1,308	10,205	10,549

The above property, plant and equipment are held for use under operating leases to third party tenants for the years ended December 31, 2011 and 2010.

5.           BANK LOANS

The bank loans are repayable on demand upon request at the bank’s discretion. As of December 31, 2011, 2010 and the date of these financial statements, no repayment other than the monthly progress repayments was demanded and the outstanding loan balances as of December 31, 2011 and 2010 are analyzed as follows:

End of maturity	Interest rate	Principal
		2011	2011	2010
		US$’000	HK$’000	HK$’000

2026	2.1% per annum	1,225	9,555	10,102

Payables during the following periods according to bank repayment terms notices	Principal
	2011	2011	2010
	US$’000	HK$’000	HK$’000

2012 / 2011	72	559	547
2013 / 2012	73	570	559
2014 / 2013	75	583	570
2015 / 2014	76	595	582
2016 / 2015	78	607	595
Thereafter	851	6,641	7,249

	1,225	9,555	10,102

As the bank loans are repayable on demand upon request at the bank’s discretion, regardless of the expected repayment dates of the outstanding loan principals as set out in the repayment terms notices issued by the bank, the entire balance as at December 31, 2011 is presented as current liabilities in the consolidated balance sheet.

The collaterals of the bank loans include:

(i)	leasehold properties in Hong Kong with a net book value of HK$10,075,000;
(ii)	fixed deposits of HK$82,000; and
(iii)	joint and several guarantee provided by Mr. Luk and his spouse.

6.           INCOME TAXES

Under the provision of ASC Topic 740, the Company has analyzed its filing position in the jurisdictions where it is subject to income taxes. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they are domiciled and operate. As of December 31, 2011 and 2010, the Company has identified its operations in the United States and Hong Kong are subject to income taxes. Based on the evaluations noted above, no income taxes have been provided for as the Company has incurred losses for taxation purposes in the years ended December 31, 2011 and 2010.

Reconciliation from the statutory tax rate in Hong Kong is as follows:

	Year ended December 31,
	2011	2010
	%	%

Statutory rate	16.5	16.5
Non-deductible expenses	(15.7)	(14.4)
Valuation allowance in respect of net operating losses	(1.1)	(2.3)
Valuation allowance in respect of temporary differences	0.3	0.2

Effective rate	-	-

Since the Hong Kong subsidiary incurred losses for Hong Kong profits tax purposes, no provision for current tax has been made for the years ended December 31, 2011 and 2010. As of December 31, 2011 and 2010, the Company has operating losses carry forward in respect of Hong Kong subsidiaries of HK$277,000 (US$35,000) and HK$240,000, respectively.

Recognized deferred tax assets (liabilities) comprised of the following:

	As of December 31,
	2011	2011	2010
	US$’000	HK$’000	HK$’000

Deductible temporary differences in respect of property, plant and equipment	2	13	15
Operating losses carry forward	6	46	40
Valuation allowance (Note)	(8)	(59)	(55)

Net deferred tax liabilities	-	-	-

Note:
Valuation allowance was made for deferred tax assets arisen from tax benefit in respect of deductible temporary differences amounting to HK$81,000 (US$10,000) and HK$91,000 as of December 31, 2011 and 2010, respectively and tax losses carried forward amounting to HK$277,000 (US$35,000) and HK$240,000 as of December 31, 2011 and 2010, respectively, as it is more likely than not that the assets will not be realized. The net change in valuation allowance for the year ended December 31, 2011 and 2010 was an increase of HK$4,000 (US$500) and HK$36,000 (US$5,000), respectively.

7.           OTHER PAYABLES

	As of December 31,
	2011	2011	2010
	US$’000	HK$’000	HK$’000

Deposits received	20	154	148
Other creditors	13	104	99

	33	258	247

8.           COMMITMENTS AND CONTINGENCIES

Operating lease commitment

The Company leases out its properties under operating leases with average lease terms of two years. The future aggregate minimum rental receivables under non-cancellable operating leases are as follows:

	As of December 31,
	2011	2011	2010
	US$’000	HK$’000	HK$’000

Within 2012 / 2011	101	785	628
Within 2013 / 2012	32	251	320

	133	1,036	948

Potential administrative proceeding

On or about October 22, 2007, the Securities and Exchange Commission (the “SEC”) sent a “voluntary request letter” seeking certain information and documents about the Company and another company known as Score One, Inc, in connection with an investigation into alleged spam e-mail campaigns and potential securities fraud violations.

Subsequently, on or about January 11, 2008, the SEC sent a subpoena to the Company for additional information and documents concerning the Company and Score One, Inc. in furtherance of its investigation into potential spam e-mail campaigns and securities fraud violations.  Management of the Company retained counsel and responded to the subpoena.

On or about September 16, 2010, the SEC sent a letter to the Company in which they stated that they intended to institute an administrative proceeding against the Company, pursuant to Section 12(j) of the Exchange Act to determine whether it is appropriate to suspend or revoke the registration of the Company’s securities.

On or about February 1, 2011, the SEC filed a complaint in US District Court, Eastern District of Michigan, Southern District, SEC v. Gregg M.S. Berger, et al., for securities fraud involving spamming stock, pump and dump schemes, misleading press releases, violation of numerous SEC rules governing the issuance of S-8 stock, misleading reverse mergers, etc.  The Company and its officers and directors were not named as defendants in the case.

Other than the above, as of December 31, 2011 and 2010, the Company had no other material outstanding commitments and contingencies.

9.           RELATED PARTY TRANSACTIONS

During the years ended December 31, 2011 and 2010, a related company that is controlled by the Principal Stockholder of the Company provided office space and general support for the Company’s activities with an aggregate charge of HK$324,000 (US$42,000), respectively.

In addition, during the years ended December 31, 2011 and 2010, the Company has net advance from the Principal Stockholder of HK$725,000 (US$93,000) and HK$826,000, respectively. The movements of the amount due to the Principal Stockholder, which is unsecured, interest-free and repayable on demand, are analyzed as follows:

	Year ended December 31,
	2011	2011	2010
	US$’000	HK$’000	HK$’000

Balance as of January 1	106	826	-

Advance from the Principal Stockholder	93	725	857
Repayment to the Principal Stockholder	-	-	(31)

Net advance from the Principal Stockholder	93	725	826

Balance as of December 31	199	1,551	826

10.        SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year ended December 31,
	2011	2011	2010
	US$’000	HK$’000	HK$’000

Cash paid for:
Interest expenses	27	207	214

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures (as defined under Rule 13a-15(e) or 15d-15(e) under the Exchange Act) were effective as of December 31, 2011.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

(c) Changes in internal controls.

There were no changes in internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The officers and directors of the Company, their ages and present positions held with the Company are as follows:

NAME	AGE	POSITIONS WITH THE COMPANY

Ngai Keung Luk	55	Chairman of the Board of Directors, Chief Executive Officer

Yuk Wah Ho	56	President and Director

Darrie Lam	48	Chief Financial Officer and Secretary, Director

Yat Ming Lam	54	Director

Allan Wah Chung Li	54	Director

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

Meetings of Our Board of Directors

The Registrant’s Board of Directors took all actions by unanimous written consent without a meeting during the fiscal year ended December 31, 2011.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2011. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

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

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal years 2011, 2010, and 2009 by those persons who served as Chief Executive Officer and Chief Financial Officer, and any Named Executive Officer who received compensation in excess of US$100,000 during the fiscal years 2011, 2010, and 2009.

SUMMARY COMPENSATION TABLE (US$)

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation (3)	Nonqualified Deferred Compensation	All Other Compensation	Total

Ngai Keung Luk, CEO, Chairman	2011 2010 2009	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --

Darrie Lam, CFO	2011 2010 2009	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --

Yuk Wah Ho, President, COO	2011 2010 2009	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --

(1) No officers received or will receive any salaries, bonus or other annual compensation during fiscal year 2011. Management believes that the value of other non-cash benefits and compensation distributed to executive officers of the Company individually or as a group during fiscal year 2011 did not exceed the lesser of US$50,000 or ten percent of such officers' individual cash compensation or, with respect to the group, US$50,000 times the number of persons in the group or ten percent of the group's aggregate cash compensation.

(2) Bonus awarded based on performance.

(3) No officers received or will receive any long term incentive plan (LTIP) payouts or other payouts during fiscal year 2011.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 26, 2012, the stock ownership of all persons known to beneficially own five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted. Unless otherwise indicated, the address for each stockholder is 23/F., AIA Tower, No. 183 Electric Road, North Point, Hong Kong.

DIRECTORS, OFFICERS AND 5% STOCKHOLDERS

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)	PERCENTAGE BENEFICIALLY OWNED (2)

NGAI KEUNG LUK, CHIEF EXECUTIVE OFFICER	23,378,071	82.52%
YUK WAH HO, PRESIDENT (3)	23,378,071	82.52%
DARRIE LAM, CHIEF FINANCIAL OFFICER	0	0.00%
YAT MING LAM, DIRECTOR	0	0.00%
ALLAN WAH CHUNG LI, DIRECTOR	0	0.00%

ALL OFFICERS AND DIRECTORS AS A GROUP (5 PERSONS)	23,378,071	82.52%

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

Audit Fees: The Company paid Mazars CPA Limited HK$173,000 (US$22,000) and HK$169,000 for 2011 and 2010, respectively, in connection with the annual audit, to review the quarterly filings made on Form 10-Q and for services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees: NONE.

Tax Fees: NONE.

All Other Fees: NONE.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See "Table of Contents to Consolidated Financial Statements" set forth on page 13.

(a)(2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

(a)(3) Exhibits

The following exhibits of the Company are included herein.

2.1	Share Exchange Agreement between Foreclosed Realty Exchange, Inc. and Ngai Keung Luk, together with amendments (1)
3.1	Articles of Incorporation of Physical Spa & Fitness Inc., a Delaware Corporation (1)
3.2	Certificate of Amendment of Articles of Incorporation changing the number of directors (1)
3.3	Certificate of Amendment of Articles of Incorporation changing the Company's name (1)
3.4	Certificate of Amendment of Articles of Incorporation changing the authorized capital (1)
3.5	By-Laws of Physical Spa & Fitness Inc. (1)
3.6	Amended By-Laws of Physical Spa & Fitness Inc. (1)
10.7	Repayment Agreement between the Company and Ngai Keung Luk (1)
10.8	Pledge Agreement between the Company and Ngai Keung Luk (1)
10.9	1997 Stock Option Plan and form of Stock Option Agreement (1)
10.10	Share Exchange Agreement dated October 31, 2006 (3)
10.11	Disposal Agreement dated October 31, 2006 (4)
14	Code of Ethics (5)
16	Letter on changes in certifying accountant (2)
21	Subsidiaries of the Registrant (6)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Filed with the Commission as exhibit to the Registration Statement filed on October 24, 1997 or amendments to the Registration Statement
(2)	Filed with the Commission as exhibit 16 to Form 8-K, filed on July 10, 2007
(3)	Filed with the Commission as exhibit 10.1 to Form 8-K filed November 6, 2006
(4)	Filed with the Commission as exhibit 10.2 to Form 8-K filed November 6, 2006
(5)	Filed with the Commission as exhibit 14 to Form 10-K filed April 16, 2007
(6)	Filed herewith

** XBRL
Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2012.

PHYSICAL PROPERTY HOLDINGS INC.

By:	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ngai Keung Luk	Chairman and Chief Executive Officer	Date: March 26, 2012
Ngai Keung Luk	(Principal Executive Officer)

/s/ Yuk Wah Ho	President and Director	Date: March 26, 2012
Yuk Wah Ho

/s/ Darrie Lam	Chief Financial Officer, Secretary and Director	Date: March 26, 2012
Darrie Lam	(Principal Accounting and Financial Officer)

/s/ Yat Ming Lam	Director	Date: March 26, 2012
Yat Ming Lam

/s/ Allan Wah Chung Li	Director	Date: March 26, 2012
Allan Wah Chung Li