Form 10-Q
period 2012-03-31
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2012-05-11
CIK 1048055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
May 11, 2012, 28,329,353 shares.

PHYSICAL PROPERTY HOLDINGS INC.

Form 10-Q for the period ended March 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2011	2012	2012
	HK$’000	HK$’000	US$’000

Operating Revenues
Rental income	193	231	30
Total operating revenues	193	231	30

Operating Expenses
Rent and related expenses	(22)	(25)	(3)
Depreciation	(86)	(86)	(11)
Other selling and administrative expenses	(184)	(167)	(22)
Total operating expenses	(292)	(278)	(36)

Loss from operations	(99)	(47)	(6)

Non-operating expenses
Interest expenses	(53)	(50)	(6)
Total non-operating expenses	(53)	(50)	(6)

Loss before income taxes	(152)	(97)	(12)

Provision for income taxes	--	--	--

Net loss and total comprehensive loss	(152)	(97)	(12)

Loss per share of common stock (in cents) - Basic and diluted	(0.54)	(0.34)	(0.04)

Weighted average number of shares of common stock outstanding	28,329,353	28,329,353	28,329,353

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2012 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2011	As of March 31, 2012 (Unaudited)
	HK$’000	HK$’000	US$’000

ASSETS

Current assets
Cash and bank balances	24	95	12
Trade receivables	12	15	2
Management fees and utility deposits	24	24	3
Total current assets	60	134	17

Bank deposits, collateralized	82	82	11
Property, plant and equipment, net of accumulated depreciation of HK$2,669,000 (US$342,000) as of March 31, 2012 (December 31, 2011: HK$2,583,000)	10,205	10,119	1,297

Total assets	10,347	10,335	1,325

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank loans - (Note 3)	9,555	9,417	1,207
Other payables	258	283	36
Due to Principal Stockholder - (Note 5)	1,551	1,749	225
Total current liabilities	11,364	11,449	1,468

Commitments and contingencies - (Note 6)

Stockholders' equity
Common stock, par value US$0.001 each, 100 million shares of stock authorized; 28,329,353 shares of stock issued and outstanding	221	221	28
Additional paid-in capital	73,608	73,608	9,437
Accumulated losses	(74,846)	(74,943)	(9,608)
Total stockholders' deficit	(1,017)	(1,114)	(143)

Total liabilities and stockholders' equity	10,347	10,335	1,325

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2012 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2012	2012
	HK$’000	HK$’000	US$’000

Cash flows from operating activities
Net loss	(152)	(97)	(12)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	86	86	11
Changes in working capital:
Trade receivables	--	(3)	--
Other payables	(10)	25	3
Net cash provided by (used in) operating activities	(76)	11	2

Cash flows from financing activities
Repayment of bank loans	(136)	(138)	(18)
Net advance from Principal Stockholder - (Note 5)	202	198	26
Net cash provided by financing activities	66	60	8

Net increase (decrease) in cash and cash equivalents	(10)	71	10

Cash and cash equivalents at beginning of period	14	24	2

Cash and cash equivalents at end of period	4	95	12

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2012 or at any other certain rate.

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Physical Property Holdings Inc. and the subsidiaries that it controls (collectively referred to as the "Company"). The Company, through its subsidiaries, is engaged in the real estate business by holding five residential apartments in Hong Kong. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The Company had negative working capital of HK$11,315,000 as of March 31, 2012 and incurred losses of HK$97,000 and HK$152,000 for the three months ended March 31, 2012 and 2011 respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

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

For the three months ended March 31, 2012, Ngai Keung Luk, Chairman, Chief Executive Officer and the Principal Stockholder, made a net advance of HK$198,000 or US$26,000 to the Company as described in note 5 below.  Mr. Luk owns 82.52% of the Company’s issued and outstanding shares of common stock as of the date this quarterly report is filed.

The Company has evaluated subsequent events through the date this quarterly report is filed.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of the date this quarterly report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

3. BANK LOANS

During the three-month periods ended March 31, 2012 and 2011, the Company repaid HK$138,000 and HK$136,000 of its existing bank loans, respectively. The outstanding loan balances as of March 31, 2012 and December 31, 2011 are analyzed as follows:

End of maturity	Interest rate	Principal
		2011	2012	2012
		HK$’000	HK$’000	US$’000

2026	2.1% per annum	9,555	9,417	1,207

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. BANK LOANS (Continued)

Payables during the following periods according to bank repayment terms notices	Principal
	2011	2012	2012
	HK$’000	HK$’000	US$’000
2012 / 2013	559	561	72
2013 / 2014	570	573	73
2014 / 2015	583	586	75
2015 / 2016	595	598	77
2016 / 2017	607	611	78
Thereafter	6,641	6,488	832

	9,555	9,417	1,207

As the bank loans are repayable on demand upon request at the bank’s discretion, regardless of the expected repayment dates of the outstanding loan principals as set out in the repayment terms notices issued by the bank, the entire balance of the bank loans is presented as current liabilities in the consolidated balance sheet.

The collateral of the bank loans includes:

(i)	leasehold properties in Hong Kong with a net book value of HK$10,004,000 and HK$10,075,000 as of March 31, 2012 and December 31, 2011 respectively;
(ii)	fixed deposits of HK$82,000 as of March 31, 2012 and December 31, 2011; and
(iii)	joint and several guarantee provided by the Principal Stockholder and his spouse.

4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three months ended March 31,
	2011	2012	2012
	HK$’000	HK$’000	US$’000
Cash paid for:
Interest expenses	53	50	6

5. RELATED PARTY TRANSACTIONS

During the three-month periods ended March 31, 2012 and 2011, the Company had net advance from the Principal Stockholder of HK$198,000 and HK$202,000 respectively. The movements of the amount due to the Principal Stockholder are analyzed as follows:

	Three months ended March 31,
	2011	2012
	HK$’000	HK$’000	US$’000
Balance at beginning of period	826	1,551	199

Advance from the Principal Stockholder	114	117	15
Expenses paid by the Principal Stockholder on behalf of the Company	88	81	11

Net advance from the Principal Stockholder	202	198	26

Balance at end of period	1,028	1,749	225

In addition, during the three-month periods ended March 31, 2012 and 2011, a related company which is controlled by the Principal Stockholder of the Company, provided office space and general support for the Company’s activities with an aggregate charge of HK$81,000 and HK$81,000, respectively.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. COMMITMENTS AND CONTINGENCIES

The Company leases out its properties under operating leases with average lease terms of two years. The future aggregate minimum rental receivables under non-cancellable operating leases are as follows:

	As of December 31, 2011	As of March 31, 2012
	HK$’000	HK$’000	US$’000

Within one year	785	678	87
In the second year	251	112	14

	1,036	790	101

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

Other than the above, as of March 31, 2012 and December 31, 2011, the Company had no material outstanding commitments and contingencies.

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

RESULTS OF OPERATIONS

The following table sets forth selected data as a percentage of total operating revenue for the periods indicated.

	Three Months Ended March 31,
	2011	2012

Operating Revenues	100.00%	100.00%

Total operating expenses	151.30%	120.35%

Operating loss	(51.30%)	(20.35%)

Loss before income taxes	(78.76%)	(41.99%)

Provision for income taxes	--	--

Net loss	(78.76%)	(41.99%)

THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the first quarter of 2012 totaled HK$231,000 (US$30,000) compared to HK$193,000 for the corresponding period in 2011. This represented an increase of 20% mainly due to rental increases for the properties.

OPERATING EXPENSES. The Company's operating expenses totaled HK$278,000 (US$36,000), or 120% of operating revenues, for the first quarter of 2012, compared to HK$292,000, or 151% of operating revenues, for the first quarter of 2011. This represented a decrease of 5%, mainly because no professional fees in relation to communication with SEC regarding a potential administrative proceeding, as mentioned in Item 1 of Part II below, was incurred in this quarter.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first quarter of 2012 totaled HK$50,000 (US$6,000) compared to HK$53,000 for the first quarter of 2011. This represented a decrease of 6% due to reduction in interest expenses attributable to the decrease in average loan balances as a result of the progress on repayment.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the first quarter in view of the losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$97,000 (US$12,000) for the first quarter of 2012, compared to a net loss and total comprehensive loss of HK$152,000 for the first quarter of 2011. This represented a decrease of 36% due to the increase in rental income and the decrease in administrative expenses as mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through advances from the Principal Stockholder.

Cash and cash equivalent balances as of March 31, 2012 and December 31, 2011 were HK$95,000 (US$12,000) and HK$24,000, respectively.

Net cash provided by (used in) operating activities was HK$11,000 (US$2,000) and HK$(76,000) for the three-month periods ended March 31, 2012 and 2011, respectively.

Net cash provided by financing activities, which mainly includes repayment of bank loans and advances from the Principal Stockholder, were HK$60,000 (US$8,000) and HK$66,000 during the three-month periods ended March 31, 2012 and 2011, respectively.

During the three-month period ended March 31, 2012, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments or held any marketable equity securities of publicly traded companies.

Consistent with the general practice of lessors of residential apartments, the Company receives monthly rentals, which are due on the first day of each billing period and are non-refundable. This practice creates working capital that the Company generally utilizes for working capital purposes.

The Company’s trade receivable balance was HK$15,000 (US$2,000) as of March 31, 2012, which represents a monthly rental amount due by a tenant. The Company obtains rental deposits from its tenants and has never experienced any significant problems with collection of accounts receivable. No provision for doubtful receivables is therefore made for the period under review.

During the three-month periods ended March 31, 2012 and 2011, the Company had no purchases of investments.

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

The critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the Company’s latest 10-K, as filed with the SEC on March 26, 2012, which includes audited consolidated financial statements for the year ended December 31, 2011.

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

LIQUIDITY RISK

The Company’s financial statements have been prepared on a going concern basis. For the three months ended March 31, 2012, the Company reported a negative working capital of HK$11,315,000, of which HK$8,856,000 would be due for repayment over one year according to the latest repayment terms notices issued by the bank and a net loss of HK$97,000, respectively. The Company has relied on private financing from the Principal Stockholder of the Company, who has confirmed his intention to make available adequate funds to the Company as and when required to maintain the Company as a going concern. However, there can be no assurance that the financing from him will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

ITEM 4 - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of March 31, 2012, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the three months ended March 31, 2012, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6 – EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of the Company's Chief Executive Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.**

*	Filed herewith
**
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

PHYSICAL PROPERTY HOLDINGS INC.
(Registrant)

May 11, 2012	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 11, 2012	/s/ Darrie Lam
Darrie Lam
Chief Financial Officer
(Principal Financial and Accounting Officer)