Form 10-Q
period 2012-09-30
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2012-11-14
CIK 1048055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
November 14, 2012, 28,329,353 shares.

PHYSICAL PROPERTY HOLDINGS INC.

Form 10-Q for the period ended September 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,			Nine months ended September 30,
	2011	2012	2012	2011	2012	2012
	HK$’000	HK$’000	US$’000	HK$’000	HK$’000	US$’000

Operating Revenue
Rental income	203	248	32	604	624	80
Total operating revenues	203	248	32	604	624	80

Operating Expenses
Rent and related expenses	(24)	(24)	(3)	(72)	(73)	(9)
Depreciation	(86)	(86)	(11)	(258)	(258)	(33)
Other selling and administrative expenses	(152)	(190)	(25)	(499)	(518)	(67)
Total operating expenses	(262)	(300)	(39)	(829)	(849)	(109)

Loss from operations	(59)	(52)	(7)	(225)	(225)	(29)

Non-operating expenses
Interest expenses	(51)	(49)	(6)	(156)	(148)	(19)
Total non-operating expenses	(51)	(49)	(6)	(156)	(148)	(19)

Loss before income taxes	(110)	(101)	(13)	(381)	(373)	(48)

Provision for income taxes	--	--	--	--	--	--

Net loss and total comprehensive loss	(110)	(101)	(13)	(381)	(373)	(48)

Loss per share of common stock (in cents)	(0.39)	(0.36)	(0.05)	(1.34)	(1.32)	(0.17)

WWeighted average number of shares of common stock outstanding	28,329,353	28,329,353	28,329,353	28,329,353	28,329,353	28,329,353

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2011	As of September 30, 2012 (Unaudited)
	HK$’000	HK$’000	US$’000

ASSETS

Current assets
Cash and bank balances	24	14	2
Trade receivables	12	--	--
Management fees and utility deposits	24	26	3
Total current assets	60	40	5

Bank deposits, collateralized	82	82	11
Property, plant and equipment, net of accumulated depreciation of HK$2,841,000 (US$364,000) as of September 30, 2012 (December 31, 2011: HK$2,583,000)	10,205	9,947	1,275

Total assets	10,347	10,069	1,291

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank loans - (Note 3)	9,555	9,137	1,171
Other payables	258	242	31
Due to Principal Stockholder - (Note 5)	1,551	2,080	267
Total current liabilities	11,364	11,459	1,469

Commitments and contingencies - (Note 6)

Stockholders' equity
Common stock, par value US$0.001 each, 100 million shares of stock authorized; 28,329,353 shares of stock issued and outstanding	221	221	28
Additional paid-in capital	73,608	73,608	9,437
Accumulated losses	(74,846)	(75,219)	(9,643)
Total stockholders' deficit	(1,017)	(1,390)	(178)

Total liabilities and stockholders' equity	10,347	10,069	1,291

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2012	2012
	HK$’000	HK$’000	US$’000

Cash flows from operating activities
Net loss	(381)	(373)	(48)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	258	258	33
Changes in working capital:
Trade receivables	(2)	12	2
Management fees and utility deposits	--	(2)	--
Other payables	14	(16)	(2)
Net cash used in operating activities	(111)	(121)	(15)

Cash flows from financing activities
Repayment of bank loans	(409)	(418)	(54)
Net advance from Principal Stockholder - (Note 5)	556	529	68
Net cash provided by financing activities	147	111	14

Net increase (decrease) in cash and cash equivalents	36	(10)	(1)

Cash and cash equivalents at beginning of period	14	24	3

Cash and cash equivalents at end of period	50	14	2

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2012 or at any other certain rate.

The Company had negative working capital of HK$11,419,000 as of September 30, 2012 and incurred losses of HK$373,000 and HK$381,000 for the nine months ended September 30, 2012 and 2011 respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

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

For the nine months ended September 30, 2012, Ngai Keung Luk, Chairman, Chief Executive Officer and the Principal Stockholder, made a net advance of HK$529,000 or US$68,000 to the Company as described in note 5 below.  Mr. Luk owns 82.52% of the Company’s issued and outstanding shares of common stock as of the date this quarterly report is filed.

The Company has evaluated subsequent events through the date this quarterly report is filed.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of the date this quarterly report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

3. BANK LOANS

During the nine-month periods ended September 30, 2012 and 2011, the Company repaid HK$418,000 and HK$409,000 of its existing bank loans, respectively. The outstanding loan balances as of September 30, 2012 and December 31, 2011 are analyzed as follows:

End of maturity	Interest rate	Principal
		2011	2012	2012
		HK$’000	HK$’000	US$’000

2026	2.1% per annum	9,555	9,137	1,171

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. BANK LOANS (Continued)

Payables during the following periods according to bank repayment terms notices
	Principal
	2011	2012	2012
	HK$’000	HK$’000	US$’000
2012 / 2013	559	567	73
2013 / 2014	570	579	74
2014 / 2015	583	592	76
2015 / 2016	595	604	77
2016 / 2017	607	617	79
Thereafter	6,641	6,178	792

	9,555	9,137	1,171

As the bank loans are repayable on demand upon request at the bank’s discretion, regardless of the expected repayment dates of the outstanding loan principals as set out in the repayment terms notices issued by the bank, the entire balance of the bank loans is presented as current liabilities in the consolidated balance sheet.

The collateral of the bank loans includes:

(i)	leasehold properties in Hong Kong with a net book value of HK$9,863,000 and HK$10,075,000 as of September 30, 2012 and December 31, 2011 respectively;
(ii)	fixed deposits of HK$82,000 as of September 30, 2012 and December 31, 2011; and
(iii)	joint and several guarantee provided by the Principal Stockholder and his spouse.

4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three months ended September 30,					Nine months ended September 30,
	2011		2012	2012		2011	2012	2012
	HK$’000	$	HK’000	US$’000	$	HK’000	HK$’000	US$’000
Cash paid for:
Interest expenses	51		49	6		156	148	19

5. RELATED PARTY TRANSACTIONS

During the nine-month periods ended September 30, 2012 and 2011, the Company had net advance from the Principal Stockholder of HK$529,000 and HK$556,000 respectively. The movements of the amount due to the Principal Stockholder are analyzed as follows:

	Nine months ended September 30,
	2011	2012
	HK$’000	HK$’000	US$’000
Balance at beginning of period	826	1,551	199

Advance from the Principal Stockholder	296	516	66
Repayment to the Principal Stockholder	--	(10)	(1)
Expenses paid by the Principal Stockholder on behalf of the Company	260	23	3

Net advance from the Principal Stockholder	556	529	68

Balance at end of period	1,382	2,080	267

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. RELATED PARTY TRANSACTIONS (Continued)

In addition, during the nine-month periods ended September 30, 2012 and 2011, a related company which is controlled by the Principal Stockholder of the Company, provided office space and general support for the Company’s activities with an aggregate charge of HK$243,000 and HK$243,000, respectively.

6. COMMITMENTS AND CONTINGENCIES

The Company leases out its properties under operating leases with average lease terms of two years. The future aggregate minimum rental receivables under non-cancellable operating leases are as follows:

	As of December 31, 2011	As of September 30, 2012
	HK$’000	HK$’000	US$’000

Within one year	785	763	98
In the second year	251	324	41

	1,036	1,087	139

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

Other than the above, as of September 30, 2012 and December 31, 2011, the Company had no material outstanding commitments and contingencies.

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

Overview of Company's Business:

The Company, through its wholly-owned subsidiary, Good Partner Limited, owns five residential apartments located in Hong Kong.

RESULTS OF OPERATIONS

The following table sets forth selected data as a percentage of total operating revenue for the periods indicated.

	Three months ended September 30		Nine months ended September 30
	2011	2012	2011	2012

Operating Revenues	100.00%	100.00%	100.00%	100.00%

Total operating expenses	(129.06%)	(120.97%)	(137.25%)	(136.06%)

Loss from operations	(29.06%)	(20.97%)	(37.25%)	(36.06%)

Loss before income taxes	(54.19%)	(40.73%)	(63.08%)	(59.78%)

Provision for income taxes	--	--	--	--

Net loss	(54.19%)	(40.73%)	(63.08%)	(59.78%)

THREE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the third quarter of 2012 totaled HK$248,000 (US$32,000) compared to HK$203,000 for the corresponding period in 2011. This represented an increase of 22% mainly due to all of the properties being let out in the third quarter of 2012, and rental increments for three of the properties, while a property was vacant for one and a half months during the same period in 2011.

OPERATING EXPENSES. The Company's operating expenses totaled HK$300,000 (US$39,000), or 121% of operating revenues, for the third quarter of 2012, compared to HK$262,000, or 129% of operating revenues, for the third quarter of 2011. This represented an increase of 15%, mainly because agency fees, repair and maintenance costs in relation to new tenancies were incurred in this quarter.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the third quarter of 2012 totaled HK$49,000 (US$6,000) compared to HK$51,000 for the third quarter of 2011. This represented a decrease of 4% due to reduction in interest expenses attributable to the decrease in average loan balances as a result of the progress on repayment.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the third quarter in view of the losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$101,000 (US$13,000) for the third quarter of 2012, compared to a net loss and total comprehensive loss of HK$110,000 for the third quarter of 2011. This represented a decrease in loss of 8% due to the net effect of the increase in rental income and the increase in administrative expenses as mentioned above.

NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the nine months of 2012 totaled HK$624,000 (US$80,000) compared to HK$604,000 for the corresponding period in 2011. This represented an increase of 3% mainly due to rental increases for three of the properties.

OPERATING EXPENSES. The Company's operating expenses totaled HK$849,000 (US$109,000), or 136% of operating revenues, for the first nine months of 2012, compared to HK$829,000, or 137% of operating revenues, for the first nine months of 2011. This represented an increase of 2%, mainly because certain administrative expenses in relation to new tenancies were incurred in the first nine months of 2012.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first nine months of 2012 totaled HK$148,000 (US$19,000) compared to HK$156,000 for the first nine months of 2011. This represented a decrease of 5% due to reduction in interest expenses attributable to the decrease in average loan balances as a result of the progress on repayment.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the period under review because there were losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$373,000 (US$48,000) for the first nine months of 2012, compared to a net loss and total comprehensive loss of HK$381,000 for the first nine months of 2011. This represented a decrease in loss of HK$8,000 (US$1,000) due to the net effect of the increase in rental income and the increase in administrative expenses as mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through advances from the Principal Stockholder.

Cash and cash equivalent balances as of September 30, 2012 and December 31, 2011 were HK$14,000 (US$2,000) and HK$24,000, respectively.

Net cash used in operating activities was HK$121,000 (US$15,000) and HK$111,000 for the nine-month periods ended September 30, 2012 and 2011, respectively.

Net cash provided by financing activities, which mainly includes repayment of bank loans and advances from the Principal Stockholder, were HK$111,000 (US$14,000) and HK$147,000 during the nine-month periods ended September 30, 2012 and 2011, respectively.

During the nine-month period ended September 30, 2012 and 2011, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments or held any marketable equity securities of publicly traded companies.

Consistent with the general practice of lessors of residential apartments, the Company receives monthly rentals, which are due on the first day of each billing period and are non-refundable. This practice creates working capital that the Company generally utilizes for working capital purposes.

The Company has no trade receivable balance as of September 30, 2012 and trade receivable balance of HK$12,000 as of December 31, 2011. The Company obtains rental deposits from its tenants and has never experienced any significant problems with collection of accounts receivable. No provision for doubtful receivables is therefore made for the period under review.

During the nine-month periods ended September 30, 2012 and 2011, the Company had no purchases of investments.

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

LIQUIDITY RISK

The Company’s financial statements have been prepared on a going concern basis. For the nine months ended September 30, 2012, the Company reported a negative working capital of HK$11,419,000, of which HK$8,570,000 would be due for repayment over one year according to the latest repayment terms notices issued by the bank and a net loss of HK$373,000, respectively. The Company has relied on private financing from the Principal Stockholder of the Company, who has confirmed his intention to make available adequate funds to the Company as and when required to maintain the Company as a going concern. However, there can be no assurance that the financing from him will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

ITEM 4 - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of September 30, 2012, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the nine months ended September 30, 2012, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.**

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

PHYSICAL PROPERTY HOLDINGS INC.
(Registrant)

November 14, 2012	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 14, 2012	/s/ Darrie Lam
Darrie Lam
Chief Financial Officer
(Principal Financial and Accounting Officer)