Form 10-K
period 2012-12-31
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2013-03-28
CIK 1048055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                                 to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 28, 2013 was $495 as computed by reference to the price at which the common equity was last sold, which was $0.0001 on August 24, 2011.

The number of shares outstanding of the registrant's common stock as of March 28, 2013: 28,329,353 shares, $0.001 Par Value.

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

The Company had negative working capital of HK$11,474,000 as of December 31, 2012 and incurred losses of HK$514,000 and HK$524,000 for the years ended December 31, 2012 and 2011 respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

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

Currently all of the five units have been leased for a term of two years. Monthly rentals vary from HK$15,500 to HK$19,500.  The tenants have a variety of occupations, including merchants and senior executives.

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

The city of Hunghom is one of the four sub-districts of the Kowloon City District in Hong Kong, which lies on the outskirts of Kowloon peninsula, near the exit of the Cross Harbour Tunnel.  The estimated population of Kowloon City District in 2011 was approximately 0.4 million, and the estimated population of Hong Kong in 2011 and 2012 was approximately 7.1 million.

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

The Company presently owns five residential rental units in the Metropolis Residence. The Chairman of the Company, Mr. Luk, has previously owned and operated other residential real estate properties. He has experience in the real estate business. The Company anticipates that it will continue to seek additional residential properties to purchase. It hopes to acquire additional real estate in the next 12 months, and to utilize the lease revenues from those properties to pay its operating costs for the next twelve months; however, there are no assurances that this revenue will be sufficient to cover the Company’s operating costs. Accordingly, if its revenues are not sufficient, the Company will rely upon capital infusions from Mr. Luk, however, there are no assurances that Mr. Luk will have sufficient funds to provide such capital infusions. He has made no assurance of the minimum or maximum he could provide.

The Company plans to acquire residential real estate properties first, and then consider entry into other segments of the real estate market, such as the office market or the industrial/office market, when opportunities for acquisitions in other markets are favorable to the Company.

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

THE COMPANY’S FINANCING PROCEDURES

The Company will seek to obtain financing from local banks doing business within the area where it is attempting to purchase property. The Chairman, Mr. Luk, has, in the past, personally guaranteed repayment of debt for property purchases along with necessary corporate guarantees, and the Company plans to use such guarantees in the future, if necessary; however, there are no assurances that Mr. Luk, or the Company, will be in a financial position to do so.  Despite the fact that Mr. Luk has confirmed in writing his intention to provide financial support to maintain the Company as a going concern, the Company does not have any written agreements now or in the past with Mr. Luk obligating him to guarantee repayment of future debt or any other obligations.  Mr. Luk is not otherwise under any legal obligation to provide the Company with capital. The Company hopes to leverage the property with a financial institution or private lender so that funds are available for additional purchases, based on using the property as collateral.

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

The Company’s office occupies space at 23/F, AIA Tower, No. 183 Electric Road, North Point, Hong Kong.   The Company reimbursed HK$324,000 (US$42,000) respectively in the year 2012 and 2011, to Global Fitness Management Limited (“Global”) for its share of office rental, equipment, clerical staff and general support.  Global is a company owned by Mr. Luk.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is currently a grey market stock with the symbol PPYH, which was not traded in the fiscal year 2012. The last reported sale was on August 24, 2011 at $0.0001 per share. The reported sporadic sales in the fiscal year 2011 are set forth below. Grey market stocks are not traded or quoted on an exchange or interdealer quotation system, but are reported by broker-dealers to their Self Regulatory Organization (SRO) and the SRO distributes the trade data to market data vendors and financial websites.

Date	High	Low
Jan – Mar 2012	--	--
Apr – Jun 2012	--	--
Jul – Sep 2012	--	--
Oct – Dec 2012	--	--

Jan – Mar 2011	0.0001	0.0001
Apr – Jun 2011	0.0001	0.0001
Jul – Sep 2011	0.0001	0.0001
Oct – Dec 2011	0.0001	0.0001
[SOURCE: Reuters]

As of March 28, 2013, there were approximately 488 shareholders of the Company's Common Stock.

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

RESULTS OF OPERATIONS

The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

	Years Ended December 31,
	2012		2011

Operating revenues	100.00%		100.00%

Total operating expenses	137.93%		137.96%

Loss from operations	(37.93%	)	(37.96%	)

Loss before income taxes	(61.12%	)	(62.75%	)

Provision for income taxes	0.00%		0.00%

Net loss	(61.12%	)	(62.75%	)

FISCAL YEAR ENDED DECEMBER 31, 2012 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2011

OPERATING REVENUES. Operating revenues for the fiscal year ended December 31, 2012 totaled HK$841,000 (US$108,000) compared to HK$835,000 the previous year. This represented an increase of 1% mainly due to the rental increases for the properties.

OPERATING EXPENSES. The Company's operating expenses totaled HK$1,160,000 (US$148,000), or 138% of operating revenues, for the fiscal year ended December 31, 2012, compared to HK$1,152,000, or 138% of operating revenues, for the year of 2011. This represented an increase of HK$8,000 (US$1,000), or 1%, mainly because certain administrative expenses in relation to new tenancies were incurred this year.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the fiscal year ended December 31, 2012 totaled HK$195,000 (US$25,000) compared to HK$207,000 in 2011. This represented a decrease of 6% due to reduction in interest expenses attributable to the decrease in average loan balances as a result of the progress on repayment.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the fiscal year ended December 31, 2012 in view of the losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$514,000 (US$65,000) for the fiscal year ended December 31, 2012, compared to a net loss and total comprehensive loss of HK$524,000 for 2011. This represented a decrease in loss of HK$10,000 (US$1,000) due to the effect of the increase in rental income and the decrease in expenses as mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through cash generated from operations and long-term bank loans.

Cash and cash equivalent balances for the fiscal years ended December 31, 2012 and December 31, 2011 were HK$10,000 (US$1,000) and HK$24,000, respectively.

Net cash used in operating activities were HK$197,000 (US$25,000) and HK$168,000 for fiscal years 2012 and 2011, respectively, which mainly resulted from the net loss incurred.

Net cash provided by financing activities, which mainly included net advance from a stockholder and settlement of bank loans, were HK$183,000 (US$23,000) and HK$178,000 for fiscal years 2012 and 2011, respectively.

During the fiscal year ended December 31, 2012, the Company did not enter into any transactions using derivative financial instruments or derivative commodity instruments and did not hold any marketable equity securities of publicly traded companies.

Consistent with the general practice of lessors of residential apartments, the Company generally receives monthly rentals that are due on the first day of each billing period and are non-refundable. This practice creates working capital that the Company generally utilizes for working capital purposes.

The Company’s trade receivable balance was HK$16,000 (US$2,000) as of December 31, 2012, which was due by a tenant for late payment. The Company obtains rental deposits from its tenants and has never experienced any significant problems with collection of accounts receivable.

Capital expenditures for fiscal years 2012 and 2011 were HK$Nil, respectively.

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

Revenue recognition

Revenue represents rental income in connection with the leasing of five residential apartments located in Hong Kong, of which five tenants accounted for 100% of the total revenue for the years ended December 31, 2012 and 2011.

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

LIQUIDITY RISK

The Company’s financial statements have been prepared on a going concern basis. For the year ended December 31, 2012, the Company reported a negative working capital of HK$11,474,000, of which HK$8,427,000 of the bank loan principals would be due for repayment over one year according to the latest repayment terms notices issued by the bank and a net loss of HK$514,000, respectively. The Company has relied on private financing from the Principal Stockholder of the Company, who has confirmed his intention to make available adequate funds to the Company as and when required to maintain the Company as a going concern. However, there can be no assurance that the financing from him will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company required to be included in Item 8 are set forth below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Physical Property Holdings Inc.

We have audited the accompanying consolidated balance sheets of Physical Property Holdings Inc. (a Delaware Corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 (b) to the consolidated financial statements, the Company had a negative working capital as of December 31, 2012 and incurred loss for the year then ended, which raised substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 (b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mazars CPA Limited
MAZARS CPA LIMITED
Certified Public Accountants
Hong Kong

Date:  March 28, 2013

Physical Property Holdings Inc. and Subsidiaries

Consolidated Statements of Operations

		Year ended December 31,
		2012	2012	2011
	Note	US$’000	HK$’000	HK$’000
Operating revenues
Rental income		108	841	835

Operating expenses
Rent and related expenses		(12)	(97)	(97)
Depreciation		(44)	(344)	(344)
Other selling and administrative expenses		(93)	(719)	(711)

Total operating expenses		(149)	(1,160)	(1,152)

Loss from operations		(41)	(319)	(317)

Non-operating expenses
Interest expenses		(25)	(195)	(207)

Total non-operating expenses		(25)	(195)	(207)

Loss before income taxes		(66)	(514)	(524)

Provision for income taxes	6	-	-	-

Net loss and total comprehensive loss		(66)	(514)	(524)

Loss per share of common stock (in cents) - Basic and diluted		(0.23)	(1.81)	(1.85)

Weighted average number of shares of common stock outstanding		28,329,353	28,329,353	28,329,353

The financial statements should be read in conjunction with the accompanying notes.

Physical Property Holdings Inc. and Subsidiaries

Consolidated Balance Sheets

		As of December 31,
		2012	2012	2011
	Note	US$’000	HK$’000	HK$’000
ASSETS

Current assets
Cash and bank balances		1	10	24
Management fees and utility deposits		4	28	24
Trade receivables		2	16	12

Total current assets		7	54	60

Bank deposits, collateralized		11	82	82
Property, plant and equipment, net	4	1,264	9,861	10,205

Total assets		1,282	9,997	10,347

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank loans	5	1,153	8,997	9,555
Other payables	7	31	239	258
Due to Principal Stockholder	9	294	2,292	1,551

Total current liabilities		1,478	11,528	11,364

Commitments and contingencies	8

Stockholders' deficit
Common stock, par value of US$0.001 each, 100 million shares of stock authorized; 28,329,353 shares of stock issued and outstanding		28	221	221
Additional paid-in capital		9,437	73,608	73,608
Accumulated losses		(9,661)	(75,360)	(74,846)

Total stockholders’ deficit		(196)	(1,531)	(1,017)

Total liabilities and stockholders' deficit		1,282	9,997	10,347

The financial statements should be read in conjunction with the accompanying notes.

Physical Property Holdings Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2012	2012	2011
	US$’000	HK$’000	HK$’000
Cash flows from operating activities:
Net loss	(66)	(514)	(524)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	44	344	344

Changes in working capital:
Trade receivables	(1)	(4)	1
Management fees and utility deposits	(1)	(4)	-
Other payables	(2)	(19)	11

Net cash used in operating activities	(26)	(197)	(168)

Cash flows from financing activities:
Repayment of bank loans	(71)	(558)	(547)
Net advance from a stockholder	95	741	725

Net cash provided by financing activities	24	183	178

Net (decrease) increase in cash and cash equivalents	(2)	(14)	10

Cash and cash equivalents at beginning of year	3	24	14

Cash and cash equivalents at end of year, represented by cash and bank balances	1	10	24

The financial statements should be read in conjunction with the accompanying notes.

Physical Property Holdings Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

	Common stock		Additional paid in capital	Accumulated losses	Accumulated other comprehensive losses	Total
	Number	HK$’000	HK$’000	HK$’000	HK$’000	HK$’000	US$’000

Balance (Deficit) as of January 1, 2011	28,329,353	221	73,608	(74,322)	-	(493)	(63)

Net loss	-	-	-	(524)	-	(524)	(67)

Balance (Deficit) as of December 31, 2011	28,329,353	221	73,608	(74,846)	-	(1,017)	(130)

Net loss	-	-	-	(514)	-	(514)	(66)

Balance (Deficit) as of December 31, 2012	28,329,353	221	73,608	(75,360)	-	(1,531)	(196)

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

The Company is engaged in the real estate business by holding five residential apartments in Hong Kong, from which 100% of the Company’s income was generated through rents paid by the tenants for the years ended December 31, 2012 and 2011.

2.            BASIS OF PRESENTATION

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The financial statements are presented in Hong Kong dollars, which is the Company’s functional currency, because the Company’s operations are primarily located in Hong Kong. For illustrative purposes, the exchange rate adopted for the presentation of financial information as of and for the year ended December 31, 2012 has been made at HK$7.8 to US$1.00. No representation is made that the HK$ amount could have been, or could be, converted into United States Dollars at that rate on December 31, 2012 or at any other date.

The Company has evaluated subsequent events after the balance sheet date of December 31, 2012 through the date this annual report is filed.

3.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)           Principles of consolidation

The consolidated financial statements include the financial information of Physical Property and its subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

b)           Preparation of financial statements

The Company had negative working capital of HK$11,474,000 as of December 31, 2012 and incurred losses of HK$514,000 and HK$524,000 for the years ended December 31, 2012 and 2011 respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

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

Leasehold land held under long-term lease		Over the lease term
Buildings (years)	20	to	50

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

e)           Revenue recognition

Revenue represents rental income in connection with the leasing of five residential apartments located in Hong Kong, of which five tenants accounted for 100% of the total revenue for the years ended December 31, 2012 and 2011. The Company’s leases are regarded as operating leases where substantially all the rewards and risks of ownership of assets remain with the leasing company and are accounted for as operating leases.

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

h)           Uses of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes.  Actual amounts could differ from those estimates.

4.           PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31,
	2012	2012	2011
	US$’000	HK$’000	HK$’000

Land and buildings	1,601	12,488	12,488
Leasehold improvement	38	300	300
	1,639	12,788	12,788
Less: Accumulated depreciation	(375)	(2,927)	(2,583)

Net book value	1,264	9,861	10,205

The above property, plant and equipment are held for use under operating leases to third party tenants for the years ended December 31, 2012 and 2011.

5.           BANK LOANS

The bank loans are repayable on demand upon request at the bank’s discretion. As of December 31, 2012, 2011 and the date of these financial statements, no repayment other than the monthly progress repayments was demanded and the outstanding loan balances as of December 31, 2012 and 2011 are analyzed as follows:

End of maturity	Interest rate	Principal
		2012	2012	2011
		US$’000	HK$’000	HK$’000

2026	2.1% per annum	1,153	8,997	9,555

Payables during the following periods according to bank repayment terms notices	Principal
	2012	2012	2011
	US$’000	HK$’000	HK$’000

2013 / 2012	73	570	559
2014 / 2013	75	583	570
2015 / 2014	76	595	583
2016 / 2015	78	607	595
2017 / 2016	79	620	607
Thereafter	772	6,022	6,641

	1,153	8,997	9,555

As the bank loans are repayable on demand upon request at the bank’s discretion, regardless of the expected repayment dates of the outstanding loan principals as set out in the repayment terms notices issued by the bank, the entire balance as at December 31, 2012 is presented as current liabilities in the consolidated balance sheet.

The collaterals of the bank loans include:

(i)	leasehold properties in Hong Kong with a net book value of HK$9,792,000;
(ii)	fixed deposits of HK$82,000; and
(iii)	joint and several guarantee provided by Mr. Luk and his spouse.

6.           INCOME TAXES

Under the provision of ASC Topic 740, the Company has analyzed its filing position in the jurisdictions where it is subject to income taxes. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they are domiciled and operate. As of December 31, 2012 and 2011, the Company has identified its operations in the United States and Hong Kong are subject to income taxes. Based on the evaluations noted above, no income taxes have been provided for as the Company has incurred losses for taxation purposes in the years ended December 31, 2012 and 2011.

Reconciliation from the statutory tax rate in Hong Kong is as follows:

	Year ended December 31,
	2012	2011
	%	%

Statutory rate	16.5	16.5
Non-deductible expenses	(15.9)	(15.7)
Valuation allowance in respect of net operating losses	(1.3)	(1.1)
Valuation allowance in respect of temporary differences	0.7	0.3

Effective rate	-	-

Since the Hong Kong subsidiary incurred losses for Hong Kong profits tax purposes, no provision for current tax has been made for the years ended December 31, 2012 and 2011. As of December 31, 2012 and 2011, the Company has operating losses carry forward in respect of Hong Kong subsidiaries of HK$294,000 (US$38,000) and HK$277,000, respectively.

Recognized deferred tax assets (liabilities) comprised of the following:

	As of December 31,
	2012	2012	2011
	US$’000	HK$’000	HK$’000

Deductible temporary differences in respect of property, plant and equipment	2	12	13
Operating losses carry forward	6	49	46
Valuation allowance (Note)	(8)	(61)	(59)

Net deferred tax liabilities	-	-	-

Note:
Valuation allowance was made for deferred tax assets arisen from tax benefit in respect of deductible temporary differences amounting to HK$71,000 (US$9,000) and HK$81,000 as of December 31, 2012 and 2011, respectively and tax losses carried forward amounting to HK$294,000 (US$38,000) and HK$277,000 as of December 31, 2012 and 2011, respectively, as it is more likely than not that the assets will not be realized. The net change in valuation allowance for the year ended December 31, 2012 and 2011 was an increase of HK$2,000 (US$300) and HK$4,000 (US$500), respectively.

7.           OTHER PAYABLES

	As of December 31,
	2012	2012	2011
	US$’000	HK$’000	HK$’000

Deposits received	17	135	154
Other creditors	14	104	104

	31	239	258

8.           COMMITMENTS AND CONTINGENCIES

Operating lease commitment

The Company leases out its properties under operating leases with average lease terms of two years. The future aggregate minimum rental receivables under non-cancellable operating leases are as follows:

	As of December 31,
	2012	2012	2011
	US$’000	HK$’000	HK$’000

Within 2013 / 2012	81	638	785
Within 2014 / 2013	28	216	251

	109	854	1,036

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

Other than the above, as of December 31, 2012 and 2011, the Company had no other material outstanding commitments and contingencies.

9.           RELATED PARTY TRANSACTIONS

During the years ended December 31, 2012 and 2011, a related company that is controlled by the Principal Stockholder of the Company provided office space and general support for the Company’s activities with an aggregate charge of HK$324,000 (US$42,000), respectively.

In addition, during the years ended December 31, 2012 and 2011, the Company has net advance from the Principal Stockholder of HK$741,000 (US$95,000) and HK$725,000, respectively. The movements of the amount due to the Principal Stockholder, which is unsecured, interest-free and repayable on demand, are analyzed as follows:

	Year ended December 31,
	2012	2012	2011
	US$’000	HK$’000	HK$’000

Balance as of January 1	199	1,551	826

Advance from the Principal Stockholder	96	751	725
Repayment to the Principal Stockholder	(1)	(10)	--

Net advance from the Principal Stockholder	95	741	725

Balance as of December 31	294	2,292	1,551

10.        SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year ended December 31,
	2012	2012	2011
	US$’000	HK$’000	HK$’000

Cash paid for:
Interest expenses	25	195	207

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures (as defined under Rule 13a-15(e) or 15d-15(e) under the Exchange Act) were effective as of December 31, 2012.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

(c) Changes in internal controls.

There were no changes in internal control over financial reporting during our fourth fiscal quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The officers and directors of the Company, their ages and present positions held with the Company are as follows:

NAME	AGE	POSITIONS WITH THE COMPANY

Ngai Keung Luk	56	Chairman of the Board of Directors, Chief Executive Officer

Yuk Wah Ho	57	President and Director

Darrie Lam	49	Chief Financial Officer and Secretary, Director

Yat Ming Lam	55	Director

Allan Wah Chung Li	55	Director

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

Meetings of Our Board of Directors

The Registrant’s Board of Directors took all actions by unanimous written consent without a meeting during the fiscal year ended December 31, 2012.

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

Significant Employees

Other than the directors and officers described above, we do not expect any other individuals to make a significant contribution to our business.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2012. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company maintains a peer-based executive compensation program comprised of fixed and performance variable elements. The design and operation of the program reflect the following objectives:

●	Recruiting and retaining talented leadership.
●	Implementing measurable performance targets.
●	Correlating compensation directly with shareowner value.
●	Emphasizing performance based compensation, progressively weighted with seniority level.
●	Adherence to high ethical, safety and leadership standards.

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

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal years 2012, 2011, and 2010 by those persons who served as Chief Executive Officer and Chief Financial Officer, and any Named Executive Officer who received compensation in excess of US$100,000 during the fiscal years 2012, 2011, and 2010.
SUMMARY COMPENSATION TABLE (US$)

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation (3)	Nonqualified Deferred Compensation	All Other Compensation	Total

Ngai Keung Luk,	2012	--	--	--	--	--	--	--	--
CEO, Chairman	2011	--	--	--	--	--	--	--	--
	2010	--	--	--	--	--	--	--	--

Darrie Lam,	2012	--	--	--	--	--	--	--	--
CFO	2011	--	--	--	--	--	--	--	--
	2010	--	--	--	--	--	--	--	--

Yuk Wah Ho,	2012	--	--	--	--	--	--	--	--
President, COO	2011	--	--	--	--	--	--	--	--
	2010	--	--	--	--	--	--	--	--

(1) No officers received or will receive any salaries, bonus or other annual compensation during fiscal year 2012. Management believes that the value of other non-cash benefits and compensation distributed to executive officers of the Company individually or as a group during fiscal year 2012 did not exceed the lesser of US$50,000 or ten percent of such officers' individual cash compensation or, with respect to the group, US$50,000 times the number of persons in the group or ten percent of the group's aggregate cash compensation.

(2) Bonus awarded based on performance.

(3) No officers received or will receive any long term incentive plan (LTIP) payouts or other payouts during fiscal year 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2013, the stock ownership of all persons known to beneficially own five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted. Unless otherwise indicated, the address for each stockholder is 23/F., AIA Tower, No. 183 Electric Road, North Point, Hong Kong.

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

Audit Fees: The Company paid Mazars CPA Limited HK$175,000 (US$22,000) and HK$173,000 for 2012 and 2011, respectively, in connection with the annual audit, to review the quarterly filings made on Form 10-Q and for services that are normally provided in connection with statutory and regulatory filings or engagements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2013.

PHYSICAL PROPERTY HOLDINGS INC.

By:	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ngai Keung Luk	Chairman and Chief Executive Officer	Date: March 28, 2013
Ngai Keung Luk	(Principal Executive Officer)

/s/ Yuk Wah Ho	President and Director	Date: March 28, 2013
Yuk Wah Ho

/s/ Darrie Lam	Chief Financial Officer, Secretary and Director	Date: March 28, 2013
Darrie Lam	(Principal Accounting and Financial Officer)

/s/ Yat Ming Lam	Director	Date: March 28, 2013
Yat Ming Lam

/s/ Allan Wah Chung Li	Director	Date: March 28, 2013
Allan Wah Chung Li