Form 10-Q
period 2014-06-30
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2014-08-13
CIK 1048055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

August 13, 2014, 90,000,000 shares, $0.001 par value.

PHYSICAL PROPERTY HOLDINGS INC.

Form 10-Q for the period ended June 30, 2014

 PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,			Six months ended June 30,
	2013	2014	2014	2013	2014	2014
	HK$’000	HK$’000	US$’000	HK$’000	HK$’000	US$’000
Operating Revenues
Rental income	275	243	31	503	520	67
Total operating revenues	275	243	31	503	520	67

Operating Expenses
Rent and related expenses	(30)	(32)	(4)	(54)	(62)	(8)
Depreciation	(86)	(71)	(9)	(172)	(152)	(19)
Other selling and administrative expenses	(156)	(348)	(45)	(364)	(648)	(84)
Total operating expenses	(272)	(451)	(58)	(590)	(862)	(111)

Profit (Loss) from operations	3	(208)	(27)	(87)	(342)	(44)

Non-operating expenses
Interest expenses	(46)	(43)	(6)	(93)	(87)	(11)
Total non-operating expenses	(46)	(43)	(6)	(93)	(87)	(11)

Loss before income taxes	(43)	(251)	(33)	(180)	(429)	(55)

Provision for income taxes	--	--	--	--	--	--

Net loss and total comprehensive loss	(43)	(251)	(33)	(180)	(429)	(55)

Loss per share of common stock (in cents) – Basic and diluted	(0.15)	(0.33)	(0.04)	(0.64)	(0.82)	(0.11)

Weighted average number of shares of common stock outstanding	28,329,353	76,295,412	76,295,412.	28,329,353	52,312,382	52,312,382

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2013	As of June 30, 2014 (Unaudited)
	HK$’000	HK$’000	US$’000

ASSETS

Current assets
Cash and bank balances	29	5	1
Trade receivables	--	19	2
Management fees and utility deposits	28	27	3
Prepayments	--	8	1
Total current assets	57	59	7

Bank deposits, collateralized	82	82	11
Property, plant and equipment, net of accumulated depreciation of HK$3,423,000 (US$439,000) as of June 30, 2014 (December 31, 2013: HK$3,271,000)	9,517	9,365	1,201

Total assets	9,656	9,506	1,219

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank loans - (Note 3)	8,426	8,136	1,043
Other payables	288	261	33
Due to Principal Stockholder - (Note 5)	2,932	3,047	391
Total current liabilities	11,646	11,444	1,467

Commitments and contingencies - (Note 6)

Stockholders' deficit
Common stock, par value US$0.001 each, 100 million shares of stock authorized; 90,000,000 shares of stock issued and outstanding (December 31,2013: 28,329,353 shares)	221	702	90
Additional paid-in capital	73,608	73,608	9,437
Accumulated losses	(75,819)	(76,248)	(9,775)
Total stockholders' deficit	(1,990)	(1,938)	(248)

Total liabilities and stockholders' deficit	9,656	9,506	1,219

The financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2014	2014
	HK$’000	HK$’000	US$’000

Cash flows from operating activities
Net loss	(180)	(429)	(55)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	172	152	19
Changes in working capital:
Trade receivables	16	(19)	(2)
Management fees and utility deposits	1	1	--
Prepayments	--	(8)	(1)
Other payables	14	(27)	(3)
Net cash provided by (used in) operating activities	23	(330)	(42)

Cash flows from financing activities
Repayment of bank loans	(284)	(290)	(38)
Net advance from Principal Stockholder - (Note 5)	270	596	77
Net cash (used in) provided by financing activities	(14)	306	39

Net increase (decrease) in cash and cash equivalents	9	(24)	(3)

Cash and cash equivalents at beginning of period	10	29	4

Cash and cash equivalents at end of period	19	5	1

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2014 or at any other certain rate.

The Company had negative working capital of HK$11,385,000 as of June 30, 2014 and incurred losses of HK$429,000 and HK$180,000 for the six months ended June 30, 2014 and 2013 respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

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

For the six months ended June 30, 2014, Ngai Keung Luk (“Mr. Luk”), Chairman, Chief Executive Officer and the Principal Stockholder, made a net advance of HK$596,000 or US$77,000 to the Company as described in Note 5 below.  Mr. Luk owns 94.5% of the Company’s issued and outstanding shares of common stock as of the date this quarterly report is filed.

The Company has evaluated subsequent events through the date this quarterly report is filed.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of the date this quarterly report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

3. BANK LOANS

During the six-month periods ended June 30, 2014 and 2013, the Company repaid HK$290,000 and HK$284,000 of its existing bank loans, respectively. The outstanding loan balances as of June 30, 2014 and December 31, 2013 are analyzed as follows:

End of maturity	Interest rate	Principal
		2013	2014	2014
		HK$’000	HK$’000	US$’000

2026	2.1% per annum	8,426	8,136	1,043

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. BANK LOANS (Continued)

Payables during the following periods according to bank repayment terms notices

	Principal
	2013	2014	2014
	HK$’000	HK$’000	US$’000
2014 / 2015	583	589	76
2015 / 2016	595	601	77
2016 / 2017	607	614	79
2017 / 2018	620	627	80
2018 / 2019	633	640	82
Thereafter	5,388	5,065	649

	8,426	8,136	1,043

As the bank loans are repayable on demand upon request at the bank’s discretion, regardless of the expected repayment dates of the outstanding loan principals as set out in the repayment terms notices issued by the bank, the entire balance of the bank loans is presented as current liabilities in the consolidated balance sheet.

The collateral of the bank loans includes:

(i)	leasehold properties in Hong Kong with a net book value of HK$9,365,000 and HK$9,508,000 as of June 30, 2014 and December 31, 2013 respectively;
(ii)	fixed deposits of HK$82,000 as of June 30, 2014 and December 31, 2013; and
(iii)	joint and several guarantee provided by the Principal Stockholder and his spouse.

 4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three months ended June 30,			Six months ended June 30,
	2013	2014	2014	2013	2014	2014
	HK$’000	HK$’000	US$’000	HK$’000	HK$’000	US$’000
Cash paid for:
Interest expenses	46	43	6	93	87	11

 Non-cash transaction

During the period, the Company issued 61,670,647 shares of common stock in consideration for the cancellation of US$61,670.65 of indebtedness owed by the Principal Stockholder (note 7).

5. RELATED PARTY TRANSACTIONS

During the six-month periods ended June 30, 2014 and 2013, the Company had net advance from the Principal Stockholder of HK$596,000 and HK$270,000 respectively. The movements of the amount due to the Principal Stockholder are analyzed as follows:

	Six months ended June 30,
	2013	2014
	HK$’000	HK$’000	US$’000
Balance at beginning of period	2,292	2,932	376

Advance from the Principal Stockholder	118	596	77
Repayment to the Principal Stockholder	(10)	--	--
Expenses paid by the Principal Stockholder on behalf of the Company	162	--	--

Net advance from the Principal Stockholder	270	596	77

Cancellation by issuance of shares (note 7)	--	(481)	(62)

Balance at end of period	2,562	3,047	391

In addition, during the six-month periods ended June 30, 2014 and 2013, a related company which is controlled by the Principal Stockholder of the Company, provided office space and general support for the Company’s activities with an aggregate charge of HK$420,000 and HK$162,000, respectively.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. COMMITMENTS AND CONTINGENCIES

The Company leases out its properties under operating leases with average lease terms of two years. The future aggregate minimum rental receivables under non-cancellable operating leases are as follows:

	As of December 31, 2013	As of June 30, 2014
	HK$’000	HK$’000	US$’000

Within one year	894	1,009	129
In the second year	130	677	87

	1,024	1,686	216

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

Other than the above, as of June 30, 2014 and December 31, 2013, the Company had no material outstanding commitments and contingencies.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. OTHER INFORMATION

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

The common stock was issued by the Company’s transfer agent bearing a restrictive legend. As a result of the issuance, the Company has 90,000,000 issued and outstanding shares of common stock, and Mr. Luk’s 85,048,718 shares represent 94.5% of the total issued and outstanding number of shares.

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

Overview of Company's Business

The Company, through its wholly-owned subsidiary, Good Partner Limited, owns five residential apartments located in Hong Kong.

 RESULTS OF OPERATIONS

The following table sets forth selected data as a percentage of total operating revenue for the periods indicated.

	Three months ended June 30		Six months ended June 30
	2013	2014	2013	2014

Operating Revenues	100.00%	100.00%	100.00%	100.00%

Total operating expenses	(98.91%)	(185.60%)	(117.30%)	(165.77%)

Profit (Loss) from operations	1.09%	(85.60%)	(17.30%)	(65.77%)

Loss before income taxes	(15.64%)	(103.29%)	(35.79%)	(82.50%)

Provision for income taxes	--	--	--	--

Net loss	(15.64%)	(103.29%)	(35.79%)	(82.50%)

THREE MONTHS ENDED JUNE 30, 2014 (UNAUDITED) COMPARED TO THREE MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the second quarter of 2014 totaled HK$243,000 (US$31,000) compared to HK$275,000 for the corresponding period in 2013. This represented a decrease of 12% mainly due to a short period of vacancy for replacement of a tenant in the second quarter of 2014.

OPERATING EXPENSES. The Company's operating expenses totaled HK$451,000 (US$58,000), or 186% of operating revenues, for the second quarter of 2014, compared to HK$272,000, or 99% of operating revenues, for the second quarter of 2013. This represented an increase of 66%, mainly because of an increase in administrative expenses in relation to office space and general support for the Company’s activities in this quarter.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the second quarter of 2014 totaled HK$43,000 (US$6,000) compared to HK$46,000 for the second quarter of 2013. This represented a decrease of 7% due to reduction in interest expenses attributable to the decrease in average loan balances as a result of the progress on repayment.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the second quarter in view of the losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$251,000 (US$33,000) for the second quarter of 2014, compared to a net loss and total comprehensive loss of HK$43,000 for the second quarter of 2013. This represented an increase in loss of 484% due to the effect of the decrease in rental income and the increase in operating expenses as mentioned above.

SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the six months of 2014 totaled HK$520,000 (US$67,000) compared to HK$503,000 for the corresponding period in 2013. This represented an increase of 3% mainly due to rental increases for the properties.

OPERATING EXPENSES. The Company's operating expenses totaled HK$862,000 (US$111,000), or 166% of operating revenues, for the first six months of 2014, compared to HK$590,000, or 117% of operating revenues, for the first six months of 2013. This represented an increase of 46%, mainly because of an increase in administrative expenses in relation to office space and general support for the Company’s activities in the first six months of 2014.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first six months of 2014 totaled HK$87,000 (US$11,000) compared to HK$93,000 for the first six months of 2013. This represented a decrease of 6% due to reduction in interest expenses attributable to the decrease in average loan balances as a result of the progress on repayment.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the period under review because there were losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$429,000 (US$55,000) for the first six months of 2014, compared to a net loss and total comprehensive loss of HK$180,000 for the first six months of 2013. This represented an increase in loss of 138% due to the net effect of the increase in rental income and the increase in operating expenses as mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through advances from the Principal Stockholder.

Cash and cash equivalent balances as of June 30, 2014 and December 31, 2013 were HK$5,000 (US$1,000) and HK$29,000, respectively.

Net cash (used in) provided by operating activities was HK$(330,000) (US$(42,000)) and HK$23,000 for the six-month periods ended June 30, 2014 and 2013, respectively.

Net cash provided by (used in) financing activities, which mainly includes repayment of bank loans and advances from the Principal Stockholder, were HK$306,000 (US$39,000) and HK$(14,000) during the six-month periods ended June 30, 2014 and 2013, respectively.

During the six-month periods ended June 30, 2014 and 2013, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments or held any marketable equity securities of publicly traded companies.

Consistent with the general practice of lessors of residential apartments, the Company receives monthly rentals, which are due on the first day of each billing period and are non-refundable. This practice creates working capital that the Company generally utilizes for working capital purposes.

The Company has a trade receivable balance of HK$19,000 as of June 30, 2014 and no trade receivable balance as of December 31, 2013. The Company obtains rental deposits from its tenants and has never experienced any significant problems with collection of accounts receivable. No provision for doubtful receivables is therefore made for the period under review.

During the six-month periods ended June 30, 2014 and 2013, the Company had no purchases of investments.

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

LIQUIDITY RISK

The Company’s financial statements have been prepared on a going concern basis. For the six months ended June 30, 2014, the Company reported a negative working capital of HK$11,385,000, of which HK$7,547,000 would be due for repayment over one year according to the latest repayment terms notices issued by the bank, and a net loss of HK$429,000. The Company has relied on private financing from the Principal Stockholder of the Company, who has confirmed his intention to make available adequate funds to the Company as and when required to maintain the Company as a going concern. However, there can be no assurance that the financing from him will be continued. The accompanying unaudited condensed consolidated financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

ITEM 4 - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of June 30, 2014, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the six months ended June 30, 2014, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.**

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

PHYSICAL PROPERTY HOLDINGS INC.

(Registrant)

August 13, 2014	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 13, 2014	/s/ Darrie Lam
Darrie Lam
Chief Financial Officer
(Principal Financial and Accounting Officer)