Form 10-Q
period 2015-03-31
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2015-05-14
CIK 1048055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

May 14, 2015, 90,000,000 shares, $0.001 par value.

PHYSICAL PROPERTY HOLDINGS INC.

Form 10-Q for the period ended March 31, 2015

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2015	2015
	HK$’000	HK$’000	US$’000

Operating Revenues
Rental income	277	288	37
Total operating revenues	277	288	37

Operating Expenses
Rent and related expenses	(30)	(40)	(5)
Depreciation	(81)	(71)	(9)
Other selling and administrative expenses	(300)	(290)	(37)
Total operating expenses	(411)	(401)	(51)

Loss from operations	(134)	(113)	(14)

Non-operating expenses
Interest expenses	(44)	(41)	(5)
Total non-operating expenses	(44)	(41)	(5)

Loss before income taxes	(178)	(154)	(19)

Provision for income taxes	--	--	--

Net loss and total comprehensive loss	(178)	(154)	(19)

Loss per share of common stock (in cents) - Basic and diluted	(0.63)	(0.17)	(0.02)

Weighted average number of shares of common stock outstanding	28,329,353	90,000,000	90,000,000

The consolidated financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2014	As of March 31, 2015 (Unaudited)
	HK$’000	HK$’000	US$’000

ASSETS

Current assets
Cash and bank balances	63	63	8
Management fees and utility deposits	26	26	3
Prepayments	2	--	--
Total current assets	91	89	11

Bank deposits, collateralized	82	82	11
Property, plant and equipment, net of accumulated depreciation of HK$3,635,000 (US$466,000) as of March 31, 2015 (December 31, 2014: HK$3,564,000)	9,224	9,153	1,174

Total assets	9,397	9,324	1,196

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank loans - (Note 3)	7,843	7,696	987
Other payables	316	334	43
Due to Principal Stockholder - (Note 5)	3,567	3,777	484
Total current liabilities	11,726	11,807	1,514

Commitments and contingencies - (Note 6)

Stockholders' deficit
Common stock, par value US$0.001 each, 100 million shares of stock authorized; 90,000,000 shares of stock issued and outstanding	702	702	90
Additional paid-in capital	73,608	73,608	9,437
Accumulated losses	(76,639)	(76,793)	(9,845)
Total stockholders' deficit	(2,329)	(2,483)	(318)

Total liabilities and stockholders' deficit	9,397	9,324	1,196

The consolidated financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2015	2015
	HK$’000	HK$’000	US$’000

Cash flows from operating activities
Net loss	(178)	(154)	(19)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	81	71	9
Changes in working capital:
Prepayments	--	2	--
Other payables	57	18	2
Net cash used in operating activities	(40)	(63)	(8)

Cash flows from financing activities
Repayment of bank loans	(144)	(147)	(19)
Net advance from Principal Stockholder - (Note 5)	226	210	27
Net cash provided by financing activities	82	63	8

Net increase in cash and cash equivalents	42	--	--

Cash and cash equivalents at beginning of period	29	63	8

Cash and cash equivalents at end of period	71	63	8

The consolidated financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Physical Property Holdings Inc. and the subsidiaries that it controls (collectively referred to as the "Company"). The Company, through its subsidiaries, is engaged in the real estate business by holding five residential apartments in Hong Kong. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2015 or at any other certain rate.

The Company had negative working capital of HK$11,718,000 as of March 31, 2015 and incurred losses of HK$154,000 and HK$178,000 for the three months ended March 31, 2015 and 2014 respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

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

During the three months ended March 31, 2015, Ngai Keung Luk (“Mr. Luk”), Chairman, Chief Executive Officer and the Principal Stockholder, made a net advance of HK$210,000 or US$27,000 to the Company as described in Note 5 below.  Mr. Luk owns 94.5% of the Company’s issued and outstanding shares of common stock as of the date this quarterly report is filed.

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

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. BANK LOANS

During the three-month periods ended March 31, 2015 and 2014, the Company repaid HK$147,000 and HK$144,000 of its existing bank loans, respectively. The outstanding loan balances as of March 31, 2015 and December 31, 2014 are analyzed as follows:

End of maturity	Interest rate	Principal
		2014	2015	2015
		HK$’000	HK$’000	US$’000

2026	2.1% per annum	7,843	7,696	987

Payables during the following periods according to bank repayment terms notices

	Principal
	2014	2015	2015
	HK$’000	HK$’000	US$’000
2015 / 2016	595	598	77
2016 / 2017	607	610	78
2017 / 2018	620	624	80
2018 / 2019	633	637	82
2019 / 2020	647	650	83
Thereafter	4,741	4,577	587

	7,843	7,696	987

As the bank loans are repayable on demand upon request at the bank’s discretion, regardless of the expected repayment dates of the outstanding loan principals as set out in the repayment terms notices issued by the bank, the entire balance of the bank loans is presented as current liabilities in the consolidated balance sheets.

The collateral of the bank loans includes:

(i)	leasehold properties in Hong Kong with a net book value of HK$9,153,000 and HK$9,224,000 as of March 31, 2015 and December 31, 2014 respectively;
(ii)	fixed deposits of HK$82,000 as of March 31, 2015 and December 31, 2014; and
(iii)	joint and several guarantee provided by the Principal Stockholder and his spouse.

4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three months ended March 31,
	2014	2015	2015
	HK$’000	HK$’000	US$’000
Cash paid for:
Interest expenses	44	41	5

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. RELATED PARTY TRANSACTIONS

During the three-month periods ended March 31, 2015 and 2014, the Company had net advance from the Principal Stockholder of HK$210,000 and HK$226,000 respectively. The movements of the amount due to the Principal Stockholder are analyzed as follows:

	Three months ended March 31,
	2014	2015
	HK$’000	HK$’000	US$’000
Balance at beginning of period	2,932	3,567	457

Advance from the Principal Stockholder	226	210	27

Net advance from the Principal Stockholder	226	210	27

Balance at end of period	3,158	3,777	484

In addition, during the three-month periods ended March 31, 2015 and 2014, a related company which is controlled by the Principal Stockholder of the Company, provided office space and general support for the Company’s activities with an aggregate charge of HK$210,000.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. COMMITMENTS AND CONTINGENCIES

The Company leases out its properties under operating leases with average lease terms of two years. The future aggregate minimum rental receivables under non-cancellable operating leases are as follows:

	As of December 31, 2014	As of March 31, 2015
	HK$’000	HK$’000	US$’000

Within one year	1,008	936	120
In the second year	529	295	38

	1,537	1,231	158

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

On or about September 16, 2010, the SEC sent a letter to the Company in which they stated that they intended to institute an administrative proceeding against the Company, pursuant to Section 12(j) of the Exchange Act to determine whether it is appropriate to suspend or revoke the registration of the Company’s securities. To the best knowledge of the Company, no action has ever been taken by the SEC against the Company.

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

Other than the above, as of March 31, 2015 and December 31, 2014, the Company had no material outstanding commitments and contingencies.

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

RESULTS OF OPERATIONS

The following table sets forth selected data as a percentage of total operating revenue for the periods indicated.

	Three Months Ended March 31,
	2014	2015

Operating Revenues	100.00%	100.00%

Total operating expenses	148.38%	139.24%

Operating loss	(48.38%)	(39.24%)

Loss before income taxes	(64.26%)	(53.47%)

Provision for income taxes	--	--

Net loss	(64.26%)	(53.47%)

THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the first quarter of 2015 totaled HK$288,000 (US$37,000) compared to HK$277,000 for the corresponding period in 2014. This represented an increase of 4% mainly due to rental increases for the properties.

OPERATING EXPENSES. The Company's operating expenses totaled HK$401,000 (US$51,000), or 139% of operating revenues, for the first quarter of 2015, compared to HK$411,000, or 148% of operating revenues, for the first quarter of 2014. This represented a decrease of 2%, mainly because of reduction in depreciation for the renovation cost.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first quarter of 2015 totaled HK$41,000 (US$5,000) compared to HK$44,000 for the first quarter of 2014. This represented a decrease of 7% due to reduction in interest expenses attributable to the decrease in average loan balances as a result of the progress on repayment.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the first quarter in view of the losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$154,000 (US$19,000) for the first quarter of 2015, compared to a net loss and total comprehensive loss of HK$178,000 for the first quarter of 2014. This represented a decrease in loss of 13% due to the effect of the increase in rental income and the decrease in operating expenses as mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through advances from the Principal Stockholder.

Cash and cash equivalent balances as of March 31, 2015 and December 31, 2014 were HK$63,000 (US$8,000).

Net cash used in operating activities was HK$63,000 (US$8,000) and HK$40,000 for the three-month periods ended March 31, 2015 and 2014, respectively.

Net cash provided by financing activities, which mainly includes repayment of bank loans and advances from the Principal Stockholder, were HK$63,000 (US$8,000) and HK$82,000 during the three-month periods ended March 31, 2015 and 2014, respectively.

During the three-month periods ended March 31, 2015 and 2014, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments or held any marketable equity securities of publicly traded companies.

Consistent with the general practice of lessors of residential apartments, the Company receives monthly rentals, which are due on the first day of each billing period and are non-refundable. This practice creates working capital that the Company generally utilizes for working capital purposes.

The Company has no trade receivable balance as of March 31, 2015 and December 31, 2014. The Company obtains rental deposits from its tenants and has never experienced any significant problems with collection of accounts receivable. No provision for doubtful receivables is therefore made for the period under review.

During the three-month periods ended March 31, 2015 and 2014, the Company had no purchases of investments.

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

The critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the Company’s latest 10-K, as filed with the SEC on March 26, 2015, which includes audited consolidated financial statements for the year ended December 31, 2014.

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

LIQUIDITY RISK

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis. For the three months ended March 31, 2015, the Company reported a negative working capital of HK$11,718,000, of which HK$7,098,000 would be due for repayment over one year according to the latest repayment terms notices issued by the bank, and a net loss of HK$154,000. The Company has relied on private financing from the Principal Stockholder of the Company, who has confirmed his intention to make available adequate funds to the Company as and when required to maintain the Company as a going concern. However, there can be no assurance that the financing from him will be continued. The accompanying unaudited condensed consolidated financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

ITEM 4 - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of March 31, 2015, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the three months ended March 31, 2015, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.**

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

PHYSICAL PROPERTY HOLDINGS INC.

(Registrant)

May 14, 2015	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 14, 2015	/s/ Darrie Lam
Darrie Lam
Chief Financial Officer
(Principal Financial and Accounting Officer)