Form 10-Q
period 2016-03-31
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2016-05-16
CIK 1048055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the quarterly period ended March 31, 2016

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

May 16, 2016, 90,000,000 shares, $0.001 par value.

PHYSICAL PROPERTY HOLDINGS INC.

Form 10-Q for the quarter ended March 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2016	2016
	HK$’000	HK$’000	US$’000

Operating Revenues
Rental income	288	294	38
Total operating revenues	288	294	38

Operating Expenses
Rent and related expenses	(40)	(42)	(5)
Depreciation	(71)	(71)	(9)
Other selling and administrative expenses	(290)	(310)	(40)
Total operating expenses	(401)	(423)	(54)

Loss from operations	(113)	(129)	(16)

Non-operating expenses
Interest expenses	(41)	(38)	(5)
Total non-operating expenses	(41)	(38)	(5)

Loss before income taxes	(154)	(167)	(21)

Provision for income taxes	--	--	--

Net loss and total comprehensive loss	(154)	(167)	(21)

Loss per share of common stock (in cents) - Basic and diluted	(0.17)	(0.19)	(0.02)

Weighted average number of shares of common stock outstanding	90,000,000	90,000,000	90,000,000

The condensed consolidated financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2015	As of March 31, 2016 (Unaudited)
	HK$’000	HK$’000	US$’000

ASSETS

Current assets
Cash and bank balances	102	79	10
Management fees and utility deposits	26	26	3
Prepayments	1	6	1
Total current assets	129	111	14

Bank deposits, collateralized	82	82	11
Property, plant and equipment, net of accumulated depreciation of HK$3,635,000 (US$466,000) as of March 31, 2016 (December 31, 2015: HK$3,564,000)	8,940	8,869	1,137

Total assets	9,151	9,062	1,162

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank loans - (Note 3)	7,248	7,098	910
Other payables	370	370	47
Due to Principal Stockholder - (Note 5)	4,657	4,885	626
Total current liabilities	12,275	12,353	1,583

Commitments and contingencies - (Note 6)

Stockholders' deficit
Common stock, par value US$0.001 each, 100 million shares of stock authorized; 90,000,000 shares of stock issued and outstanding	702	702	90
Additional paid-in capital	73,608	73,608	9,437
Accumulated losses	(77,434)	(77,601)	(9,948)
Total stockholders' deficit	(3,124)	(3,291)	(421)

Total liabilities and stockholders' deficit	9,151	9,062	1,162

The condensed consolidated financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2016	2016
	HK$’000	HK$’000	US$’000

Cash flows from operating activities
Net loss	(154)	(167)	(21)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	71	71	9
Changes in working capital:
Prepayments	2	(5)	(1)
Other payables	18	--	--
Net cash used in operating activities	(63)	(101)	(13)

Cash flows from financing activities
Repayment of bank loans	(147)	(150)	(19)
Net advance from Principal Stockholder - (Note 5)	210	228	29
Net cash provided by financing activities	63	78	10

Net decrease in cash and cash equivalents	--	(23)	(3)

Cash and cash equivalents at beginning of period	63	102	13

Cash and cash equivalents at end of period	63	79	10

The condensed consolidated financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Physical Property Holdings Inc. and the subsidiaries that it controls (collectively referred to as the "Company"). The Company, through its subsidiaries, is engaged in the real estate business by holding five residential apartments in Hong Kong. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2016 or at any other certain rate.

The Company had negative working capital of HK$12,242,000 as of March 31, 2016 and incurred losses of HK$167,000 and HK$154,000 for the three months ended March 31, 2016 and 2015 respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

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

During the three months ended March 31, 2016, Ngai Keung Luk (“Mr. Luk”), Chairman, Chief Executive Officer and the Principal Stockholder, made a net advance of HK$228,000 or US$29,000 to the Company as described in Note 5 below.  Mr. Luk owns 94.5% of the Company’s issued and outstanding shares of common stock as of the date this quarterly report is filed.

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

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. BANK LOANS

During the three-month periods ended March 31, 2016 and 2015, the Company repaid HK$150,000 and HK$147,000 of its existing bank loans, respectively. The outstanding loan balances as of March 31, 2016 and December 31, 2015 are analyzed as follows:

End of maturity	Interest rate	Principal
		2015	2016	2016
		HK$’000	HK$’000	US$’000

2026	2.1% per annum	7,248	7,098	910

Payables during the following periods according to bank repayment terms notices

	Principal
	2015	2016	2016
	HK$’000	HK$’000	US$’000
2016 / 2017	607	610	78
2017 / 2018	620	624	80
2018 / 2019	633	637	82
2019 / 2020	647	650	83
2020 / 2021	661	664	85
Thereafter	4,080	3,913	502

	7,248	7,098	910

As the bank loans are repayable on demand upon request at the bank’s discretion, regardless of the expected repayment dates of the outstanding loan principals as set out in the repayment terms notices issued by the bank, the entire balance of the bank loans is presented as current liabilities in the condensed consolidated balance sheets.

The collateral of the bank loans includes:

(i)	leasehold properties in Hong Kong with a net book value of HK$8,869,000 and HK$8,940,000 as of March 31, 2016 and December 31, 2015 respectively;
(ii)	fixed deposits of HK$82,000 as of March 31, 2016 and December 31, 2015; and
(iii)	joint and several guarantee provided by the Principal Stockholder and his spouse.

4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three months ended March 31,
	2015	2016	2016
	HK$’000	HK$’000	US$’000
Cash paid for:
Interest expenses	41	38	5

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. RELATED PARTY TRANSACTIONS

During the three-month periods ended March 31, 2016 and 2015, the Company had net advance from the Principal Stockholder of HK$228,000 and HK$210,000 respectively. The movements of the amount due to the Principal Stockholder are analyzed as follows:

	Three months ended March 31,
	2015	2016
	HK$’000	HK$’000	US$’000
Balance at beginning of period	3,567	4,657	597

Net advance from the Principal Stockholder	210	228	29

Balance at end of period	3,777	4,885	626

In addition, during the three-month periods ended March 31, 2016 and 2015, a related company which is controlled by the Principal Stockholder of the Company, provided office space and general support for the Company’s activities with an aggregate charge of HK$210,000.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. COMMITMENTS AND CONTINGENCIES

The Company leases out its properties under operating leases with average lease terms of two years. The future aggregate minimum rental receivables under non-cancellable operating leases are as follows:

	As of December 31, 2015	As of March 31, 2016
	HK$’000	HK$’000	US$’000

Within one year	769	535	68
In the second year	160	100	13

	929	635	81

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS ABOUT OUR OPERATIONS. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED IN PART 1, ITEM 1 OF THIS REPORT. THIS DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS THAT ARE NOT HISTORICAL FACTS AND CAN BE IDENTIFIED BY TERMS SUCH AS “ANTICIPATE,” “BELIEVE,” “COULD,” “SEEK,” “ESTIMATE,” “EXPECT,” “INTEND,” “MAY,” “PLAN,” “POTENTIAL,” “PREDICT,” “PROJECT,” “SHOULD,” “WILL,” “WOULD” OR SIMILAR EXPRESSIONS AND THE NEGATIVES OF THOSE TERMS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

Overview of Company's Business

The Company, through its wholly-owned subsidiary, Good Partner Limited, owns five residential apartments located in Hong Kong.

RESULTS OF OPERATIONS

The following table sets forth selected data as a percentage of total operating revenue for the periods indicated.

	Three Months Ended March 31,
	2015	2016

Operating Revenues	100.00%	100.00%

Total operating expenses	139.24%	143.88%

Loss from operations	(39.24%)	(43.88%)

Loss before income taxes	(53.47%)	(56.80%)

Provision for income taxes	--	--

Net loss	(53.47%)	(56.80%)

THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the first quarter of 2016 totaled HK$294,000 (US$38,000) compared to HK$288,000 for the corresponding period in 2015. This represented an increase of 2% mainly due to rental increase for a property.

OPERATING EXPENSES. The Company's operating expenses totaled HK$423,000 (US$54,000), or 144% of operating revenues, for the first quarter of 2016, compared to HK$401,000, or 139% of operating revenues, for the first quarter of 2015. This represented an increase of 5%, mainly because of increase in legal retainer fee.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first quarter of 2016 totaled HK$38,000 (US$5,000) compared to HK$41,000 for the first quarter of 2015. This represented a decrease of 7% due to reduction in interest expenses attributable to the decrease in average loan balances as a result of the progress on repayment.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the first quarter in view of the losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$167,000 (US$21,000) for the first quarter of 2016, compared to a net loss and total comprehensive loss of HK$154,000 for the first quarter of 2015. This represented an increase in loss of 8% due to the net effect of the increase in rental income and the increase in operating expenses as mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through advances from the Principal Stockholder.

Cash and cash equivalent balances as of March 31, 2016 and December 31, 2015 were HK$79,000 (US$10,000) and HK$102,000, respectively.

Net cash used in operating activities was HK$101,000 (US$13,000) and HK$63,000 for the three-month periods ended March 31, 2016 and 2015, respectively.

Net cash provided by financing activities, which mainly includes repayment of bank loans and advances from the Principal Stockholder, were HK$78,000 (US$10,000) and HK$63,000 during the three-month periods ended March 31, 2016 and 2015, respectively.

During the three-month periods ended March 31, 2016 and 2015, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments or held any marketable equity securities of publicly traded companies.

Consistent with the general practice of lessors of residential apartments, the Company receives monthly rentals, which are due on the first day of each billing period and are non-refundable. This practice creates working capital that the Company generally utilizes for working capital purposes.

The Company has no trade receivable balance as of March 31, 2016 and December 31, 2015. The Company obtains rental deposits from its tenants and has never experienced any significant problems with collection of accounts receivable. No provision for doubtful receivables is therefore made for the period under review.

During the three-month periods ended March 31, 2016 and 2015, the Company had no purchases of investments.

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

The critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated audited financial statements and notes included in the Company’s latest 10-K, as filed with the SEC on March 23, 2016, which includes audited consolidated financial statements for the year ended December 31, 2015.

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

LIQUIDITY RISK

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis. For the three months ended March 31, 2016, the Company reported a negative working capital of HK$12,242,000, of which HK$6,488,000 would be due for repayment over one year according to the latest repayment terms notices issued by the bank, and a net loss of HK$167,000. The Company has relied on private financing from the Principal Stockholder of the Company, who has confirmed his intention to make available adequate funds to the Company as and when required to maintain the Company as a going concern. However, there can be no assurance that the financing from him will be continued. The accompanying unaudited condensed consolidated financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

ITEM 4 - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of March 31, 2016, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the three months ended March 31, 2016, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

(a)    Exhibits

Exhibit No.	Description

31.1	CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002*

31.2	CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1	CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002*

32.2	CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002*

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.**

*	Filed herewith
**	Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHYSICAL PROPERTY HOLDINGS INC.

(Registrant)

May 16, 2016	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 16, 2016	/s/ Darrie Lam
Darrie Lam
Chief Financial Officer
(Principal Financial and Accounting Officer)