Form 10-Q
period 2016-09-30
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2016-11-14
CIK 1048055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

November 14, 2016, 90,000,000 shares, $0.001 par value.

PHYSICAL PROPERTY HOLDINGS INC.

Form 10-Q for the quarter ended September 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,			Nine months ended September 30,
	2015	2016	2016	2015	2016	2016
	HK$’000	HK$’000	US$’000	HK$’000	HK$’000	US$’000
Operating Revenues
Rental income	254	288	37	776	842	108
Total operating revenues	254	288	37	776	842	108

Operating Expenses
Rent and related expenses	(31)	(37)	(5)	(101)	(117)	(15)
Depreciation	(71)	(71)	(9)	(213)	(213)	(27)
Other selling and administrative expenses	(299)	(311)	(40)	(899)	(912)	(117)
Total operating expenses	(401)	(419)	(54)	(1,213)	(1,242)	(159)

Loss from operations	(147)	(131)	(17)	(437)	(400)	(51)

Non-operating expenses
Other income	--	--	--	1	--	--
Interest expenses	(39)	(36)	(5)	(120)	(111)	(14)
Total non-operating expenses	(39)	(36)	(5)	(119)	(111)	(14)

Loss before income taxes	(186)	(167)	(22)	(556)	(511)	(65)

Provision for income taxes	--	--	--	--	--	--

Net loss and total comprehensive loss	(186)	(167)	(22)	(556)	(511)	(65)

Loss per share of common stock (in cents) – Basic and diluted	(0.21)	(0.19)	(0.02)	(0.62)	(0.57)	(0.07)

Weighted average number of shares of common stock outstanding	90,000,000	90,000,000	90,000,000	90,000,000	90,000,000	90,000,000

The condensed consolidated financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2015	As of September 30, 2016 (Unaudited)
	HK$’000	HK$’000	US$’000

ASSETS

Current assets
Cash and bank balances	102	131	17
Management fees and utility deposits	26	26	3
Prepayments	1	3	-
Total current assets	129	160	20

Bank deposits, collateralized	82	83	11
Property, plant and equipment, net of accumulated depreciation of HK$4,061,000 (US$521,000) as of September 30, 2016 (December 31, 2015: HK$3,848,000)	8,940	8,727	1,119

Total assets	9,151	8,970	1,150

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank loans - (Note 3)	7,248	6,794	871
Other payables	370	421	54
Due to Principal Stockholder - (Note 5)	4,657	5,390	691
Total current liabilities	12,275	12,605	1,616

Commitments and contingencies - (Note 6)

Stockholders' deficit
Common stock, par value US$0.001 each, 100 million shares of stock authorized; 90,000,000 shares of stock issued and outstanding	702	702	90
Additional paid-in capital	73,608	73,608	9,437
Accumulated losses	(77,434)	(77,945)	(9,993)
Total stockholders' deficit	(3,124)	(3,635)	(466)

Total liabilities and stockholders' deficit	9,151	8,970	1,150

The condensed consolidated financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2015	2016	2016
	HK$’000	HK$’000	US$’000

Cash flows from operating activities
Net loss	(556)	(511)	(65)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	213	213	27
Changes in working capital:
Prepayments	(1)	(2)	--
Other payables	(10)	51	6
Net cash used in operating activities	(354)	(249)	(32)

Cash flows from investing activities
Increase in bank deposits, collateralized	--	(1)	--
Net cash used in investing activities	--	(1)	--

Cash flows from financing activities
Repayment of bank loans	(396)	(454)	(58)
Net advance from Principal Stockholder - (Note 5)	880	733	94
Net cash provided by financing activities	484	279	36

Net increase in cash and cash equivalents	130	29	4

Cash and cash equivalents at beginning of period	63	102	13

Cash and cash equivalents at end of period	193	131	17

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the readers has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on September 30, 2016 or at any other certain rate.

The Company had negative working capital of HK$12,445,000 as of September 30, 2016 and incurred losses of HK$511,000 and HK$556,000 for the nine months ended September 30, 2016 and 2015 respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

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

During the nine months ended September 30, 2016, Ngai Keung Luk (“Mr. Luk”), Chairman, Chief Executive Officer and the Principal Stockholder, made a net advance of HK$733,000 or US$94,000 to the Company as described in Note 5 below.  Mr. Luk owns 94.5% of the Company’s issued and outstanding shares of common stock as of the date this quarterly report is filed.

The Company has evaluated subsequent events through the date this quarterly report is filed.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The guidance requires the lessee to recognize the assets and liabilities for the rights and obligations created by leases with terms of 12 months or more. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The Company is in the process of evaluating the guidance and its impact on the Company's consolidated financial statements.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. BANK LOANS

During the nine-month periods ended September 30, 2016 and 2015, the Company repaid HK$454,000 and HK$396,000 of its existing bank loans, respectively. The outstanding loan balances as of September 30, 2016 and December 31, 2015 are analyzed as follows:

End of maturity	Interest rate	Principal
		2015	2016	2016
		HK$’000	HK$’000	US$’000

2026	2.1% per annum	7,248	6,794	871

Payables during the following periods according to bank repayment terms notices

	Principal
	2015	2016	2016
	HK$’000	HK$’000	US$’000
2016 / 2017	607	617	79
2017 / 2018	620	630	81
2018 / 2019	633	644	83
2019 / 2020	647	657	84
2020 / 2021	661	671	86
Thereafter	4,080	3,575	458

	7,248	6,794	871

As the bank loans are repayable on demand upon request at the bank’s discretion, regardless of the expected repayment dates of the outstanding loan principals as set out in the repayment terms notices issued by the bank, the entire balance of the bank loans is presented as current liabilities in the condensed consolidated balance sheet.

The collateral of the bank loans includes:

(i)	leasehold properties in Hong Kong with a net book value of HK$8,727,000 and HK$8,940,000 as of September 30, 2016 and December 31, 2015 respectively;
(ii)	fixed deposits of HK$83,000 and HK$82,000 as of September 30, 2016 and December 31, 2015 respectively; and
(iii)	joint and several guarantee provided by the Principal Stockholder and his spouse.

4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three months ended September 30,			Nine months ended September 30,
	2015	2016	2016	2015	2016	2016
	HK$’000	HK$’000	US$’000	HK$’000	HK$’000	US$’000
Cash paid for:
Interest expenses	39	36	5	120	111	14

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. RELATED PARTY TRANSACTIONS

During the nine-month periods ended September 30, 2016 and 2015, the Company had net advance from the Principal Stockholder of HK$733,000 and HK$880,000 respectively. The movements of the amount due to the Principal Stockholder are analyzed as follows:

	Nine months ended September 30,
	2015	2016
	HK$’000	HK$’000	US$’000
Balance at beginning of period	3,567	4,657	597

Net advance from the Principal Stockholder	880	733	94

Balance at end of period	4,447	5,390	691

In addition, during the nine-month periods ended September 30, 2016 and 2015, a related company which is controlled by the Principal Stockholder of the Company, provided office space and general support for the Company’s activities with an aggregate charge of HK$630,000.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. COMMITMENTS AND CONTINGENCIES

The Company leases out its properties under operating leases with average lease terms of two years. The future aggregate minimum rental receivables under non-cancellable operating leases are as follows:

	As of December 31, 2015	As of September 30, 2016
	HK$’000	HK$’000	US$’000

Within one year	769	910	117
In the second year	160	504	64

	929	1,414	181

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

Overview of Company's Business

The Company, through its wholly-owned subsidiary, Good Partner Limited, owns five residential apartments located in Hong Kong.

 RESULTS OF OPERATIONS

The following table sets forth selected data as a percentage of total operating revenue for the periods indicated.

	Three months ended September 30		Nine months ended September 30
	2015	2016	2015	2016

Operating Revenues	100.00%	100.00%	100.00%	100.00%

Total operating expenses	(157.87%)	(145.49%)	(156.31%)	(147.51%)

Loss from operations	(57.87%)	(45.49%)	(56.31%)	(47.51%)

Loss before income taxes	(73.23%)	(57.99%)	(71.65%)	(60.69%)

Provision for income taxes	--	--	--	--

Net loss	(73.23%)	(57.99%)	(71.65%)	(60.69%)

THREE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the third quarter of 2016 totaled HK$288,000 (US$37,000) compared to HK$254,000 for the corresponding period in 2015. This represented an increase of 13% mainly because a unit being vacant for two months in the third quarter of the last year was rented out subsequently.

OPERATING EXPENSES. The Company's operating expenses totaled HK$419,000 (US$54,000), or 145% of operating revenues, for the third quarter of 2016, compared to HK$401,000, or 158% of operating revenues, for the third quarter of 2015. This represented an increase of 4%, mainly because of increase in rates and government rent, and repair costs being incurred in relation to a new tenancy in this quarter.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the third quarter of 2016 totaled HK$36,000 (US$5,000) compared to HK$39,000 for the third quarter of 2015. This represented a decrease of 8% due to reduction in interest expenses attributable to the decrease in average loan balances as a result of the progress on repayment.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the third quarter in view of the losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$167,000 (US$22,000) for the third quarter of 2016, compared to a net loss and total comprehensive loss of HK$186,000 for the third quarter of 2015. This represented a decrease in loss of 10% due to the net effect of the increase in rental income and the increase in operating expenses as mentioned above.

NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the nine months of 2016 totaled HK$842,000 (US$108,000) compared to HK$776,000 for the corresponding period in 2015. This represented an increase of 9% mainly due to rental increase for a property which was vacant for five months in the same period of the last year and was rented out subsequently.

OPERATING EXPENSES. The Company's operating expenses totaled HK$1,242,000 (US$159,000), or 148% of operating revenues, for the first nine months of 2016, compared to HK$1,213,000, or 156% of operating revenues, for the first nine months of 2015. This represented an increase of 2% mainly because of increase in rates and government rent, and repair costs being incurred in relation to a new tenancy in the first nine months of 2016.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first nine months of 2016 totaled HK$111,000 (US$14,000) compared to HK$119,000 for the first nine months of 2015. This represented a decrease of 7% due to reduction in interest expenses attributable to the decrease in average loan balances as a result of the progress on repayment.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the period under review because there were losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$511,000 (US$65,000) for the first nine months of 2016, compared to a net loss and total comprehensive loss of HK$556,000 for the first nine months of 2015. This represented a decrease in loss of 8% due to the net effect of the increase in rental income and the increase in operating expenses as mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through advances from the Principal Stockholder.

Cash and cash equivalent balances as of September 30, 2016 and December 31, 2015 were HK$131,000 (US$17,000) and HK$102,000, respectively.

Net cash used in operating activities was HK$249,000 (US$32,000) and HK$354,000 for the nine-month periods ended September 30, 2016 and 2015, respectively.

Net cash used in investing activities which represents increase in bank deposit, was HK$1,000 and NIL for the nine-month periods ended September 30, 2016 and 2015, respectively.

Net cash provided by financing activities, which mainly includes repayment of bank loans and advances from the Principal Stockholder, were HK$279,000 (US$36,000) and HK$484,000 during the nine-month periods ended September 30, 2016 and 2015, respectively.

During the nine-month periods ended September 30, 2016 and 2015, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments or held any marketable equity securities of publicly traded companies.

Consistent with the general practice of lessors of residential apartments, the Company receives monthly rentals, which are due on the first day of each billing period and are non-refundable. This practice creates working capital that the Company generally utilizes for working capital purposes.

The Company has no trade receivable balance as of September 30, 2016 and December 31, 2015. The Company obtains rental deposits from its tenants and has never experienced any significant problems with collection of accounts receivable. No provision for doubtful receivables is therefore made for the period under review.

During the nine-month periods ended September 30, 2016 and 2015, the Company had no purchases of investments.

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

LIQUIDITY RISK

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis. For the nine months ended September 30, 2016, the Company reported a negative working capital of HK$12,445,000, of which HK$6,177,000 would be due for repayment over one year according to the latest repayment terms notices issued by the bank, and a net loss of HK$511,000. The Company has relied on private financing from the Principal Stockholder of the Company, who has confirmed his intention to make available adequate funds to the Company as and when required to maintain the Company as a going concern. However, there can be no assurance that the financing from him will be continued. The accompanying unaudited condensed consolidated financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

ITEM 4 - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of September 30, 2016, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the nine months ended September 30, 2016, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements,**

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

PHYSICAL PROPERTY HOLDINGS INC.

(Registrant)

November 14, 2016	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 14, 2016	/s/ Darrie Lam
Darrie Lam
Chief Financial Officer
(Principal Financial and Accounting Officer)