Form 10-K
period 2016-12-31
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2017-03-16
CIK 1048055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 16, 2017 was $495.00 as computed by reference to the price at which the common equity was last sold, which was $0.0001 on August 24, 2011.

The number of shares outstanding of the registrant's common stock as of March 16, 2017: 90,000,000 shares, $0.001 Par Value.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

 PHYSICAL PROPERTY HOLDINGS INC.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2016

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

THE COMPANY'S BUSINESS

BUSINESS DEVELOPMENT

Upon consummation of the two definitive agreements as mentioned above, the Company engages in the business of renovating and renting real estate already owned by the Company, exclusively in the Hong Kong SAR of the People’s Republic of China. The Company has never been the subject of any bankruptcy or receivership proceeding. It has had no material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets except the purchase of five residential units located in The Metropolis Residence, No. 9 Metropolis Drive, Hunghom, Hong Kong.

The Company had negative working capital of HK$12,593,000 as of December 31, 2016 and incurred losses of HK$730,000 and HK$795,000 for the years ended December 31, 2016 and 2015 respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

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

Currently all of the five units have been leased for a term of two years. Monthly rentals vary from HK$17,000 to HK$20,000.  The tenants have a variety of occupations, including merchants and senior executives.

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

The city of Hunghom is one of the four sub-districts of the Kowloon City District in Hong Kong, which lies on the outskirts of Kowloon peninsula, near the exit of the Cross Harbour Tunnel.  The estimated population of Kowloon City District in 2015 was approximately 0.4 million, and the estimated population of Hong Kong in 2016 and 2015 was approximately 7.3 million.

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

The Company currently has no plan to acquire other rental properties.

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

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide this information.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As mentioned above, the Company controls five residential units located in The Metropolis Residence, No. 9 Metropolis Drive, Hunghom, Hong Kong. They are rental units.

The Company’s office occupies space at 23/F, AIA Tower, No. 183 Electric Road, North Point, Hong Kong.   The Company reimbursed HK$840,000 (US$108,000) in the year 2016 and 2015, to Global Fitness Management Limited (“Global”) for its share of office rental, equipment, clerical staff and general support.  Global is a company owned by Mr. Luk.

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

The Company's Common Stock is currently a “grey market” stock with the symbol PPYH, which was not traded in the fiscal year 2016. The last reported sale was on August 24, 2011 at $0.0001 per share. Grey market stocks are not traded or quoted on an exchange or interdealer quotation system, but are reported by broker-dealers to their SelfRegulatory Organization (SRO) and the SRO distributes the trade data to market data vendors and financial websites. They also trade on an unsolicited basis.

Date	High	Low
Jan – Mar 2016	--	--
Apr – Jun 2016	--	--
Jul – Sep 2016	--	--
Oct – Dec 2016	--	--

Jan – Mar 2015	--	--
Apr – Jun 2015	--	--
Jul – Sep 2015	--	--
Oct – Dec 2015	--	--

[SOURCE: Reuters]

As of March 16, 2017, there were approximately 446 shareholders of the Company's Common Stock.

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

RESULTS OF OPERATIONS

The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

	Years Ended December 31,
	2016	2015

Operating revenues	100.00%	100.00%

Total operating expenses	153.58%	159.53%

Loss from operations	(53.58%)	(59.53%)

Loss before income taxes	(67.10%)	(74.30%)

Provision for income taxes	0.00%	0.00%

Net loss	(67.10%)	(74.30%)

FISCAL YEAR ENDED DECEMBER 31, 2016 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2015

OPERATING REVENUES. Operating revenues for the fiscal year ended December 31, 2016 totaled HK$1,088,000 (US$139,000) compared to HK$1,070,000 for the year of 2015. This represented an increase of 2%, mainly due to a unit being vacant for five months in the previous year was rented out subsequently.

OPERATING EXPENSES. The Company's operating expenses totaled HK$1,671,000 (US$214,000), or 154% of operating revenues, for the fiscal year ended December 31, 2016, compared to HK$1,707,000, or 160% of operating revenues, for the year of 2015. This represented a decrease of 2%, mainly because of cost savings in other administrative expenses and repair and maintenance expenses.

NET NON-OPERATING EXPENSES. Net non-operating expenses for the fiscal year ended December 31, 2016 totaled HK$147,000 (US$19,000) compared to HK$158,000 in 2015. This represented a decrease of 7% due to reduction in interest expenses attributable to the decrease in average loan balances as a result of the progress on repayment.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the fiscal years ended December 31, 2016 and 2015 in view of the losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$730,000 (US$94,000) for the fiscal year ended December 31, 2016, compared to a net loss and total comprehensive loss of HK$795,000 for 2015. This represented a decrease in loss of 8% due to the combined effect of the increase in rental income and the decrease in operating expenses as mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through cash generated from operations and long-term bank loans.

Cash and cash equivalent balances for the fiscal years ended December 31, 2016 and December 31, 2015 were HK$49,000 (US$6,000) and HK$102,000, respectively.

Net cash used in operating activities was HK$477,000 (US$61,000) and HK$456,000 for fiscal years 2016 and 2015, respectively.

Net cash used in investing activities, which mainly includes increase in bank deposit, were HK$1,000 and Nil for the fiscal years ended December 31, 2016 and December 31, 2015

Net cash provided by financing activities, which mainly included a net advance from a stockholder and settlement of bank loans, was HK$425,000 (US$54,000) and HK$495,000 for fiscal years 2016 and 2015, respectively.

During the fiscal year ended December 31, 2016, the Company did not enter into any transactions using derivative financial instruments or derivative commodity instruments and did not hold any marketable equity securities of publicly traded companies.

Consistent with the general practice of lessors of residential apartments, the Company generally receives monthly rentals that are due on the first day of each billing period and are non-refundable. This practice creates working capital that the Company generally utilizes for working capital purposes.

The Company’s trade receivable balances were HK$Nil as of December 31, 2016 and 2015, respectively. The Company obtains rental deposits from its tenants and has never experienced any significant problems with collection of accounts receivable.

Capital expenditures for fiscal years 2016 and 2015 were HK$Nil, respectively.

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

Revenue recognition

Revenue represents rental income in connection with the leasing of five residential apartments located in Hong Kong, of which five tenants accounted for 100% of the total revenue for the years ended December 31, 2016 and 2015.

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

Depreciation is provided to write off the cost of property, plant and equipment over their estimated useful lives from the date on which they become fully operational and after taking into account their estimated residual values, using the straight-line method at the following rates per annum:

Leasehold land held under long-term lease	Over the lease term
Buildings	Over the lease term
Leasehold improvement	20%

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

LIQUIDITY RISK

The Company’s financial statements have been prepared on a going concern basis. For the year ended December 31, 2016, the Company reported a negative working capital of HK$12,593,000, of which HK$6,021,000 of the bank loan principals would be due for repayment over one year according to the latest repayment terms notices issued by the bank and a net loss of HK$730,000, respectively. The Company has relied on private financing from the Principal Stockholder of the Company, who has confirmed his intention to make available adequate funds to the Company as and when required to maintain the Company as a going concern. However, there can be no assurance that the financing from him will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company required to be included in Item 8 are set forth below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Physical Property Holdings Inc.

We have audited the accompanying consolidated balance sheets of Physical Property Holdings Inc. (a Delaware Corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 (b) to the consolidated financial statements, the Company had a negative working capital as of December 31, 2016 and incurred losses for the year then ended, which raised substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 (b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mazars CPA Limited

MAZARS CPA LIMITED

Certified Public Accountants

Hong Kong

Date:  March 16, 2017

Physical Property Holdings Inc. and Subsidiaries

Consolidated Statements of Operations

		Year ended December 31,
		2016	2016	2015
	Note	US$’000	HK$’000	HK$’000
Operating revenues
Rental income		139	1,088	1,070

Operating expenses
Rent and related expenses		(20)	(155)	(143)
Depreciation		(36)	(284)	(284)
Other selling and administrative expenses		(158)	(1,232)	(1,280)

Total operating expenses		(214)	(1,671)	(1,707)

Loss from operations		(75)	(583)	(637)

Non-operating income (expenses)
Other income		-	--	1
Interest expenses		(19)	(147)	(159)

Net non-operating expenses		(19)	(147)	(158)

Loss before income taxes		(94)	(730)	(795)

Provision for income taxes	6	-	-	-

Net loss and total comprehensive loss		(94)	(730)	(795)

Loss per share of common stock (in cents) - Basic and diluted		(0.10)	(0.81)	(0.88)

Weighted average number of shares of common stock outstanding		90,000,000	90,000,000	90,000,000

The consolidated financial statements should be read in conjunction with the accompanying notes.

Physical Property Holdings Inc. and Subsidiaries

Consolidated Balance Sheets

		As of December 31,
		2016	2016	2015
	Note	US$’000	HK$’000	HK$’000
ASSETS

Current assets
Cash and bank balances		6	49	102
Management fees and utility deposits		3	27	26
Prepayments		--	1	1

Total current assets		9	77	129

Bank deposits, collateralized		11	83	82
Property, plant and equipment, net	4	1,110	8,656	8,940

Total assets		1,130	8,816	9,151

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank loans	5	851	6,641	7,248
Other payables	7	44	340	370
Due to Principal Stockholder	9	729	5,689	4,657

Total current liabilities		1,624	12,670	12,275

Commitments and contingencies	8

Stockholders' deficit
Common stock, par value of US$0.001 each, 100 million shares of stock authorized; 90,000,000 shares of stock issued and outstanding		90	702	702
Additional paid-in capital		9,437	73,608	73,608
Accumulated losses		(10,021)	(78,164)	(77,434)

Total stockholders’ deficit		(494)	(3,854)	(3,124)

Total liabilities and stockholders' deficit		1,130	8,816	9,151

The consolidated financial statements should be read in conjunction with the accompanying notes.

Physical Property Holdings Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2016	2016	2015
	US$’000	HK$’000	HK$’000
Cash flows from operating activities:
Net loss	(94)	(730)	(795)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36	284	284

Changes in working capital:
Prepayments	--	--	1
Management fees and utility deposits	--	(1)	--
Other payables	(3)	(30)	54

Net cash used in operating activities	(61)	(477)	(456)

Cash flows from investing activities:
Increase in bank deposit, collateralized	--	(1)	--

Net cash used in investing activities	--	(1)	--

Cash flows from financing activities:
Repayment of bank loans	(78)	(607)	(595)
Net advance from the Principal Stockholder	132	1,032	1,090

Net cash provided by financing activities	54	425	495

Net (decrease) increase in cash and cash equivalents	(7)	(53)	39

Cash and cash equivalents at beginning of year	13	102	63

Cash and cash equivalents at end of year, represented by cash and bank balances	6	49	102

The consolidated financial statements should be read in conjunction with the accompanying notes.

Physical Property Holdings Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

	Common stock		Additional paid in capital	Accumulated Losses	Accumulated other comprehensive losses	Total
	Number	HK$’000	HK$’000	HK$’000	HK$’000	HK$’000	US$’000

Balance (Deficit) as of January 1, 2015	90,000,000	702	73,608	(76,639)	-	(2,329)	(299)

Net loss	-	-	-	(795)	-	(795)	(101)

Balance (Deficit) as of December 31, 2015 and January 1, 2016	90,000,000	702	73,608	(77,434)	-	(3,124)	(400)

Net loss	-	-	-	(730)	-	(730)	(94)

Balance (Deficit) as of December 31, 2016	90,000,000	702	73,608	(78,164)	-	(3,854)	(494)

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

The Company is engaged in the real estate business by holding five residential apartments in Hong Kong, from which 100% of the Company’s income was generated through rents paid by the tenants for the years ended December 31, 2016 and 2015.

2.           BASIS OF PRESENTATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements are presented in Hong Kong dollars, which is the Company’s functional currency, because the Company’s operations are primarily located in Hong Kong. For illustrative purposes, the exchange rate adopted for the presentation of financial information as of and for the year ended December 31, 2016 has been made at HK$7.8 to US$1.00. No representation is made that the HK$ amount could have been, or could be, converted into United States Dollars at that rate on December 31, 2016 or at any other date.

The Company has evaluated subsequent events after the balance sheet date of December 31, 2016 through the date this annual report is filed.

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)           Principles of consolidation

The consolidated financial statements include the financial information of Physical Property and its subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

b)           Preparation of financial statements

The Company had negative working capital of HK$12,593,000 as of December 31, 2016 and incurred losses of HK$730,000 and HK$795,000 for the years ended December 31, 2016 and 2015 respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

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

Depreciation is provided to write off the cost of property, plant and equipment over their estimated useful lives from the date on which they become fully operational and after taking into account their estimated residual values, using the straight-line method at the following rates per annum:

Leasehold land held under long-term lease	Over the lease term
Buildings	Over the lease term
Leasehold improvement	20%

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

e)           Revenue recognition

Revenue represents rental income in connection with the leasing of five residential apartments located in Hong Kong, of which five tenants accounted for 100% of the total revenue for the years ended December 31, 2016 and 2015. The Company’s leases are regarded as operating leases where substantially all the rewards and risks of ownership of assets remain with the leasing company and are accounted for as operating leases.

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

h)           Loss per share

Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the periods.

Diluted loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities.  There were no potentially dilutive securities outstanding during any of the years and, accordingly, basic and diluted loss per share are the same.

i)           Uses of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes.  Actual amounts could differ from those estimates.

4.          PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31,
	2016	2016	2015
	US$’000	HK$’000	HK$’000

Land and buildings	1,601	12,488	12,488
Leasehold improvement	38	300	300
	1,639	12,788	12,788
Less: Accumulated depreciation	(529)	(4,132)	(3,848)

Net book value	1,110	8,656	8,940

The above property, plant and equipment are held for use under operating leases to third party tenants for the years ended December 31, 2016 and 2015.

5.           BANK LOANS

The bank loans are repayable on demand upon request at the bank’s discretion. As of December 31, 2016, 2015 and the date of these consolidated financial statements, no repayment other than the monthly progress repayments was demanded and the outstanding loan balances as of December 31, 2016 and 2015 are analyzed as follows:

End of maturity	Interest rate	Principal
		2016	2016	2015
		US$’000	HK$’000	HK$’000

2026	2.1% per annum	851	6,641	7,248

Payables during the following periods according to bank repayment terms notices

	Principal
	2016	2016	2015
	US$’000	HK$’000	HK$’000

2017 / 2016	79	620	607
2018 / 2017	81	633	620
2019 / 2018	83	647	633
2020 / 2019	85	661	647
2021 / 2020	86	675	661
Thereafter	437	3,405	4,080

	851	6,641	7,248

As the bank loans are repayable on demand upon request at the bank’s discretion, regardless of the expected repayment dates of the outstanding loan principals as set out in the repayment terms notices issued by the bank, the entire balance as at December 31, 2016 is presented as current liabilities in the consolidated balance sheet.

The collaterals of the bank loans include:

(i)	leasehold properties in Hong Kong with a net book value of HK$8,656,000;
(ii)	fixed deposits of HK$83,000; and
(iii)	joint and several guarantees provided by the Principal Stockholder and his spouse.

6.           INCOME TAXES

Under the provision of ASC Topic 740, the Company has analyzed its filing position in the jurisdictions where it is subject to income taxes. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they are domiciled and operate. As of December 31, 2016 and 2015, the Company has identified its operations in the United States and Hong Kong are subject to income taxes. Based on the evaluations noted above, no income taxes have been provided for as the Company incurred losses for taxation purposes in the years ended December 31, 2016 and 2015.

Reconciliation from the statutory tax rate in Hong Kong is as follows:

	Year ended December 31,
	2016	2015
	%	%

Statutory rate	16.5	16.5
Non-deductible expenses	(11)	(11)
Valuation allowance in respect of net operating losses	(7)	(7)
Valuation allowance in respect of temporary differences	1.5	1.5

Effective rate	-	-

For the years ended December 31, 2016 and 2015, the Hong Kong subsidiary incurred losses for Hong Kong profits tax purposes. Therefore, no provision for current tax has been made for the years ended December 31, 2016 and 2015. As of December 31, 2016 and 2015, the Company has operating losses carry forward in respect of Hong Kong subsidiaries of HK$1,232,000 (US$160,000) and HK$934,000, respectively.

Recognized deferred tax assets (liabilities) comprised of the following:

	As of December 31,
	2016	2016	2015
	US$’000	HK$’000	HK$’000

Taxable temporary differences in respect of property, plant and equipment	(3)	(23)	(11)
Operating losses carry forward	26	203	154
Valuation allowance (Note)	(23)	(180)	(143)

Net deferred tax liabilities	-	-	-

Note:

 Valuation allowance was made for deferred tax (liabilities) assets arisen from tax benefit in respect of deductible temporary differences amounting to HK$136,000 (US$17,000) and HK$67,000 as of December 31, 2016 and 2015, respectively and tax losses carried forward amounting to HK$1,232,000 (US$158,000) and HK$934,000 as of December 31, 2016 and 2015, respectively, as it is more likely than not that the assets will not be realized. The net change in valuation allowance for the year ended December 31, 2016 and 2015 was an increase of HK38,000 (US$5,000) and HK$44,000, respectively.

7.           OTHER PAYABLES

	As of December 31,
	2016	2016	2015
	US$’000	HK$’000	HK$’000

Deposits received	20	152	196
Other creditors	24	188	174

	44	340	370

8.           COMMITMENTS AND CONTINGENCIES

Operating lease commitment

The Company leases out its properties under operating leases with average lease terms of two years. The future aggregate minimum rental receivables under non-cancellable operating leases are as follows:

	As of December 31,
	2016	2016	2015
	US$’000	HK$’000	HK$’000

Within 2017 / 2016	107	832	769
Within 2018 / 2017	43	336	160

	150	1,168	929

9.           RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016, the Company’s leasehold land and buildings with a net book value of HK$8,656,000 together with the rental were pledged to a bank to secure general banking facilities granted to a related company that is controlled by the Principal Stockholder of the Company.

During the years ended December 31, 2016 and 2015, a related company that is controlled by the Principal Stockholder of the Company provided office space and general support for the Company’s activities with an aggregate charge of HK$840,000 (US$108,000) for both years.

During the year ended December 31, 2016, cross corporate guarantees between the Company and companies which are controlled by the Principal Stockholder were executed for facilities at the aggregate amount of HK$127,000,000 to be utilized by the Company and these related companies. At December 31, 2016, no amounts had been drawn under the mentioned bank facilities.

In addition, during the years ended December 31, 2016 and 2015, the Company has net advance from the Principal Stockholder of HK$1,032,000 (US$132,000) and HK$1,090,000, respectively. The movements of the amount due to the Principal Stockholder, which is unsecured, interest-free and repayable on demand, are analyzed as follows:

	Year ended December 31,
	2016	2016	2015
	US$’000	HK$’000	HK$’000

Balance as of January 1	597	4,657	3,567

Advance from the Principal Stockholder	159	1,242	1,090

Repayment to the Principal Stockholder	(27)	(210)	--

Net advance from the Principal Stockholder	132	1,032	1,090

Balance as of December 31	729	5,689	4,657

10.        SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year ended December 31,
	2016	2016	2015
	US$’000	HK$’000	HK$’000

Cash paid for:
Interest expenses	19	147	159

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer, and Chief Financial Officer, conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The officers and directors of the Company, their ages and present positions held with the Company are as follows:

NAME	AGE	POSITIONS WITH THE COMPANY

Ngai Keung Luk	60	Chairman of the Board of Directors, Chief Executive Officer

Yuk Wah Ho	61	President and Director

Darrie Lam	53	Chief Financial Officer and Secretary, Director

Yat Ming Lam	59	Director

Allan Wah Chung Li	59	Director

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

Meetings of Our Board of Directors

The Registrant’s Board of Directors took all actions by unanimous written consent without a meeting during the fiscal year ended December 31, 2016.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2016. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company's common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

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

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal years 2016, 2015, and 2014 by those persons who served as Chief Executive Officer and Chief Financial Officer, and any Named Executive Officer who received compensation in excess of US$100,000 during the fiscal years 2016, 2015, and 2014.

SUMMARY COMPENSATION TABLE (US$)

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation (3)	Nonqualified Deferred Compensation	All Other Compensation	Total

Ngai Keung Luk,	2016	--	--	--	--	--	--	--	--
CEO, Chairman	2015	--	--	--	--	--	--	--	--
	2014	--	--	--	--	--	--	--	--

Darrie Lam,	2016	--	--	--	--	--	--	--	--
CFO	2015	--	--	--	--	--	--	--	--
	2014	--	--	--	--	--	--	--	--

Yuk Wah Ho,	2016	--	--	--	--	--	--	--	--
President, COO	2015	--	--	--	--	--	--	--	--
	2014	--	--	--	--	--	--	--	--

(1) No officers received or will receive any salaries, bonus or other annual compensation during fiscal year 2016. Management believes that the value of other non-cash benefits and compensation distributed to executive officers of the Company individually or as a group during fiscal year 2016 did not exceed the lesser of US$50,000 or ten percent of such officers' individual cash compensation or, with respect to the group, US$50,000 times the number of persons in the group or ten percent of the group's aggregate cash compensation.

(2) Bonus awarded based on performance.

(3) No officers received or will receive any long term incentive plan (LTIP) payouts or other payouts during fiscal year 2016.

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

The following table sets forth, as of March 16, 2017, the stock ownership of all persons known to beneficially own five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted. Unless otherwise indicated, the address for each stockholder is 23/F., AIA Tower, No. 183 Electric Road, North Point, Hong Kong.

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

Audit Fees: The Company paid Mazars CPA Limited HK$183,000 (US$23,000) and HK$180,000 for 2016 and 2015, respectively, in connection with the annual audit, to review the quarterly filings made on Form 10-Q and for services that are normally provided in connection with statutory and regulatory filings or engagements.

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

ITEM 16.	FORM 10-K SUMMARY

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2017.

PHYSICAL PROPERTY HOLDINGS INC.

By:	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ngai Keung Luk	Chairman and Chief Executive Officer	Date: March 16, 2017
Ngai Keung Luk	(Principal Executive Officer)

/s/ Yuk Wah Ho	President and Director	Date: March 16, 2017
Yuk Wah Ho

/s/ Darrie Lam	Chief Financial Officer, Secretary and Director	Date: March 16, 2017
Darrie Lam	(Principal Accounting and Financial Officer)

/s/ Yat Ming Lam	Director	Date: March 16, 2017
Yat Ming Lam

/s/ Allan Wah Chung Li	Director	Date: March 16, 2017
Allan Wah Chung Li