Form 10-Q
period 2017-03-31
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2017-05-15
CIK 1048055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the quarterly period ended March 31, 2017

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

(011) (852) 2917-0000

(Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

May 15, 2017, 90,000,000 shares, $0.001 par value.

PHYSICAL PROPERTY HOLDINGS INC.

Form 10-Q for the quarter ended March 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2016	2017	2017
	HK$’000	HK$’000	US$’000

Operating Revenues
Rental income	294	228	29
Total operating revenues	294	228	29

Operating Expenses
Rent and related expenses	(42)	(38)	(5)
Depreciation	(71)	(71)	(9)
Other selling and administrative expenses	(310)	(304)	(39)
Total operating expenses	(423)	(413)	(53)

Loss from operations	(129)	(185)	(24)

Non-operating expenses
Interest expenses	(38)	(35)	(4)
Total non-operating expenses	(38)	(35)	(4)

Loss before income taxes	(167)	(220)	(28)

Provision for income taxes	--	--	--

Net loss and total comprehensive loss	(167)	(220)	(28)

Loss per share of common stock (in cents) - Basic and diluted	(0.19)	(0.24)	(0.03)

Weighted average number of shares of common stock outstanding	90,000,000	90,000,000	90,000,000

The condensed consolidated financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2016	As of March 31, 2017 (Unaudited)
	HK$’000	HK$’000	US$’000

ASSETS

Current assets
Cash and bank balances	49	291	37
Management fees and utility deposits	27	27	3
Prepayments	1	-	-
Total current assets	77	318	40

Bank deposits, collateralized	83	83	11
Property, plant and equipment, net of accumulated depreciation of HK$4,203,000 (US$539,000) as of March 31, 2017 (December 31, 2016: HK$4,132,000)	8,656	8,585	1,101

Total assets	8,816	8,986	1,152

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank loans - (Note 3)	6,641	6,487	832
Other payables	340	522	67
Due to Principal Stockholder - (Note 5)	5,689	6,051	775
Total current liabilities	12,670	13,060	1,674

Commitments and contingencies - (Note 6)

Stockholders' deficit
Common stock, par value US$0.001 each, 100 million shares of stock authorized; 90,000,000 shares of stock issued and outstanding	702	702	90
Additional paid-in capital	73,608	73,608	9,437
Accumulated losses	(78,164)	(78,384)	(10,049)
Total stockholders' deficit	(3,854)	(4,074)	(522)

Total liabilities and stockholders' deficit	8,816	8,986	1,152

The condensed consolidated financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2017	2017
	HK$’000	HK$’000	US$’000

Cash flows from operating activities
Net loss	(167)	(220)	(28)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	71	71	9
Changes in working capital:
Prepayments	(5)	1	--
Other payables	--	182	23
Net cash (used in) provided by operating activities	(101)	34	4

Cash flows from financing activities
Repayment of bank loans	(150)	(154)	(19)
Net advance from Principal Stockholder - (Note 5)	228	362	46
Net cash provided by financing activities	78	208	27

Net (decrease) increase in cash and cash equivalents	(23)	242	31

Cash and cash equivalents at beginning of period	102	49	6

Cash and cash equivalents at end of period	79	291	37

The condensed consolidated financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Physical Property Holdings Inc. and the subsidiaries that it controls (collectively referred to as the "Company"). The Company, through its subsidiaries, is engaged in the real estate business by holding five residential apartments in Hong Kong. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on March 31, 2017 or at any other certain rate.

The Company had negative working capital of HK$12,742,000 as of March 31, 2017 and incurred losses of HK$220,000 and HK$167,000 for the three months ended March 31, 2017 and 2016 respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

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

During the three months ended March 31, 2017, Ngai Keung Luk (“Mr. Luk”), Chairman, Chief Executive Officer and the Principal Stockholder, made a net advance of HK$362,000 or US$46,000 to the Company as described in Note 5 below.  Mr. Luk owns 94.5% of the Company’s issued and outstanding shares of common stock as of the date this quarterly report is filed.

The Company has evaluated subsequent events through the date this quarterly report is filed.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company is in the process of evaluating the impact of the following updates on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The guidance requires the lessee to recognize the assets and liabilities for the rights and obligations created by leases with terms of 12 months or more. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.  This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. An entity that elects early adoption must adopt all of the amendments in the same period.  The amendments in this update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable.

In November 2016, the FASB issued ASU 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash.  The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update do not provide a definition of restricted cash or restricted cash equivalents.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. The amendments in this update should be applied using a retrospective transition method to each period presented.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. BANK LOANS

During the three-month periods ended March 31, 2017 and 2016, the Company repaid HK$154,000 and HK$150,000 of its existing bank loans, respectively. The outstanding loan balances as of March 31, 2017 and December 31, 2016 are analyzed as follows:

End of maturity	Interest rate	Principal
		2016	2017	2017
		HK$’000	HK$’000	US$’000

2026	2.1% per annum	6,641	6,487	832

Payables during the following periods according to bank repayment terms notices

	Principal
	2016	2017	2017
	HK$’000	HK$’000	US$’000
2017 / 2018	620	624	80
2018 / 2019	633	637	82
2019 / 2020	647	650	83
2020 / 2021	661	664	85
2021 / 2022	675	678	87
Thereafter	3,405	3,234	415

	6,641	6,487	832

As the bank loans are repayable on demand upon request at the bank’s discretion, regardless of the expected repayment dates of the outstanding loan principals as set out in the repayment terms notices issued by the bank, the entire balance of the bank loans is presented as current liabilities in the condensed consolidated balance sheets.

The collateral of the bank loans includes:

(i)	leasehold properties in Hong Kong with a net book value of HK$8,585,000 and HK$8,656,000 as of March 31, 2017 and December 31, 2016 respectively;
(ii)	fixed deposits of HK$83,000 as of March 31, 2017 and December 31, 2016; and
(iii)	joint and several guarantee provided by the Principal Stockholder and his spouse.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three months ended March 31,
	2016	2017	2017
	HK$’000	HK$’000	US$’000
Cash paid for:
Interest expenses	38	35	4

5. RELATED PARTY TRANSACTIONS

During the three-month periods ended March 31, 2017 and 2016, the Company had net advance from the Principal Stockholder of HK$362,000 and HK$228,000 respectively. The movements of the amount due to the Principal Stockholder are analyzed as follows:

	Three months ended March 31,
	2016	2017
	HK$’000	HK$’000	US$’000
Balance at beginning of period	4,657	5,689	729

Net advance from the Principal Stockholder	228	362	46

Balance at end of period	4,885	6,051	775

In addition, during the three-month periods ended March 31, 2017 and 2016, a related company which is controlled by the Principal Stockholder of the Company, provided office space and general support for the Company’s activities with an aggregate charge of HK$210,000.

During the year ended December 31, 2016, cross corporate guarantees between the Company and companies which are controlled by the Principal Stockholder were executed for facilities at the aggregate amount of HK$127,000,000 to be utilized by the Company and these related companies. As of March 31, 2017, an amount of HK$20,000,000 had been drawn under the mentioned bank facilities.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. COMMITMENTS AND CONTINGENCIES

The Company leases out its properties under operating leases with average lease terms of two years. The future aggregate minimum rental receivables under non-cancellable operating leases are as follows:

	As of December 31, 2016	As of March 31, 2017
	HK$’000	HK$’000	US$’000

Within one year	832	721	92
In the second year	336	408	52

	1,168	1,129	144

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

RESULTS OF OPERATIONS

The following table sets forth selected data as a percentage of total operating revenue for the periods indicated.

	Three Months Ended March 31,
	2016	2017

Operating Revenues	100.00%	100.00%

Total operating expenses	143.88%	181.14%

Loss from operations	(43.88%)	(81.14%)

Loss before income taxes	(56.80%)	(96.49%)

Provision for income taxes	--	--

Net loss	(56.80%)	(96.49%)

THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the first quarter of 2017 totaled HK$228,000 (US$29,000) compared to HK$294,000 for the corresponding period in 2016. This represented a decrease of 22% mainly due to a unit being vacant in the first quarter of 2017.

OPERATING EXPENSES. The Company's operating expenses totaled HK$413,000 (US$53,000), or 181% of operating revenues, for the first quarter of 2017, compared to HK$423,000, or 144% of operating revenues, for the first quarter of 2016. This represented a decrease of 2%, mainly due to cost saving in other administrative expenses.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first quarter of 2017 totaled HK$35,000 (US$4,000) compared to HK$38,000 for the first quarter of 2016. This represented a decrease of 8% due to reduction in interest expenses attributable to the decrease in average loan balances as a result of the progress on repayment.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the first quarter in view of the losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$220,000 (US$28,000) for the first quarter of 2017, compared to a net loss and total comprehensive loss of HK$167,000 for the first quarter of 2016. This represented an increase in loss of 32% due to the net effect of the decrease in rental income and decrease in operating expenses as mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through advances from the Principal Stockholder.

Cash and cash equivalent balances as of March 31, 2017 and December 31, 2016 were HK$291,000 (US$37,000) and HK$49,000, respectively.

Net cash provided by (used in) operating activities was HK$34,000 (US$4,000) and (HK$101,000) for the three-month periods ended March 31, 2017 and 2016, respectively.

Net cash provided by financing activities, which mainly included repayment of bank loans and advances from the Principal Stockholder, were HK$208,000 (US$27,000) and HK$78,000 during the three-month periods ended March 31, 2017 and 2016, respectively.

During the three-month periods ended March 31, 2017 and 2016, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments or held any marketable equity securities of publicly traded companies.

Consistent with the general practice of lessors of residential apartments, the Company receives monthly rentals, which are due on the first day of each billing period and are non-refundable. This practice creates working capital that the Company generally utilizes for working capital purposes.

The Company had no trade receivable balance as of March 31, 2017 and December 31, 2016. The Company obtains rental deposits from its tenants and has never experienced any significant problems with collection of accounts receivable. No provision for doubtful receivables had therefore been made for the period under review.

During the three-month periods ended March 31, 2017 and 2016, the Company had no purchases of investments.

Management believes that cash flow generated from the operations of the Company, the tight cost and cash flow control measures, the existing cash and bank balances on hand and the financial support from the Principal Stockholder should be sufficient to satisfy the working capital requirement of the Company for at least the next 12 months as the Principal Stockholder has confirmed his intention to make available adequate funds to the Company as and when required to maintain the Company as a going concern.  However, there can be no assurance that the financing from him will be continued.

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

The critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated audited financial statements and notes included in the Company’s latest 10-K, as filed with the SEC on March 16, 2017, which includes audited consolidated financial statements for the year ended December 31, 2016.

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

LIQUIDITY RISK

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis. For the three months ended March 31, 2017, the Company reported a negative working capital of HK$12,742,000, of which HK$5,863,000 would be due for repayment over one year according to the latest repayment terms notices issued by the bank, and a net loss of HK$220,000. The Company has relied on private financing from the Principal Stockholder of the Company, who has confirmed his intention to make available adequate funds to the Company as and when required to maintain the Company as a going concern. However, there can be no assurance that the financing from him will be continued. The accompanying unaudited condensed consolidated financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

ITEM 4 - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of March 31, 2017, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the three months ended March 31, 2017, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.**

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

PHYSICAL PROPERTY HOLDINGS INC.

(Registrant)

May 15, 2017	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 15, 2017	/s/ Darrie Lam
Darrie Lam
Chief Financial Officer
(Principal Financial and Accounting Officer)