Form 10-Q
period 2017-06-30
PHYSICAL PROPERTY HOLDINGS, INC.
filed 2017-08-14
CIK 1048055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

August 14, 2017, 90,000,000 shares, $0.001 par value.

PHYSICAL PROPERTY HOLDINGS INC.

Form 10-Q for the quarter ended June 30, 2017

 PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,			Six months ended June 30,
	2016	2017	2017	2016	2017	2017
	HK$’000	HK$’000	US$’000	HK$’000	HK$’000	US$’000
Operating Revenues
Rental income	260	288	37	554	516	66
Total operating revenues	260	288	37	554	516	66

Operating Expenses
Rent and related expenses	(38)	(38)	(5)	(80)	(76)	(10)
Depreciation	(71)	(71)	(9)	(142)	(142)	(18)
Other selling and administrative expenses	(291)	(315)	(40)	(601)	(619)	(79)
Total operating expenses	(400)	(424)	(54)	(823)	(837)	(107)

Loss from operations	(140)	(136)	(17)	(269)	(321)	(41)

Non-operating expenses
Interest expenses	(37)	(33)	(4)	(75)	(68)	(9)
Total non-operating expenses	(37)	(33)	(4)	(75)	(68)	(9)

Loss before income taxes	(177)	(169)	(21)	(344)	(389)	(50)

Provision for income taxes	--	--	--	--	--	--

Net loss and total comprehensive loss	(177)	(169)	(21)	(344)	(389)	(50)

Loss per share of common stock (in cents) – Basic and diluted	(0.20)	(0.19)	(0.02)	(0.38)	(0.43)	(0.06)

Weighted average number of shares of common stock outstanding	90,000,000	90,000,000	90,000,000	90,000,000	90,000,000	90,000,000

The condensed consolidated financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2016	As of June 30, 2017 (Unaudited)
	HK$’000	HK$’000	US$’000

ASSETS

Current assets
Cash and bank balances	49	101	13
Management fees and utility deposits	27	26	3
Prepayments	1	3	-
Total current assets	77	130	16

Bank deposits, collateralized	83	83	11
Property, plant and equipment, net of accumulated depreciation of HK$4,274,000 (US$548,000) as of June 30, 2017 (December 31, 2016: HK$4,132,000)	8,656	8,514	1,092

Total assets	8,816	8,727	1,119

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank loans - (Note 3)	6,641	6,333	812
Other payables	340	412	53
Due to Principal Stockholder - (Note 5)	5,689	6,225	798
Total current liabilities	12,670	12,970	1,663

Commitments and contingencies - (Note 6)

Stockholders' deficit
Common stock, par value US$0.001 each, 100 million shares of stock authorized; 90,000,000 shares of stock issued and outstanding	702	702	90
Additional paid-in capital	73,608	73,608	9,437
Accumulated losses	(78,164)	(78,553)	(10,071)
Total stockholders' deficit	(3,854)	(4,243)	(544)

Total liabilities and stockholders' deficit	8,816	8,727	1,119

The condensed consolidated financial statements should be read in conjunction with the accompanying notes.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2017	2017
	HK$’000	HK$’000	US$’000

Cash flows from operating activities
Net loss	(344)	(389)	(50)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	142	142	18
Changes in working capital:
Management fees and utility deposits	(1)	1	--
Prepayments	(8)	(2)	--
Other payables	(95)	72	9
Net cash used in operating activities	(306)	(176)	(23)

Cash flows from investing activities

Increase in bank deposit, collateralized	(1)	--	--
Net cash used in investing activities	(1)	--	--

Cash flows from financing activities
Repayment of bank loans	(301)	(308)	(39)
Net advance from Principal Stockholder - (Note 5)	523	536	69
Net cash provided by financing activities	222	228	30

Net (decrease) increase in cash and cash equivalents	(85)	52	7

Cash and cash equivalents at beginning of period	102	49	6

Cash and cash equivalents at end of period	17	101	13

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Translation of amounts from Hong Kong Dollars ("HK$") into United States Dollars ("US$") for the convenience of the reader has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars, at that rate on June 30, 2017 or at any other certain rate.

The Company had negative working capital of HK$12,840,000 as of June 30, 2017 and incurred losses of HK$389,000 and HK$344,000 for the six months ended June 30, 2017 and 2016 respectively. For the three months ended June 30, 2017 and 2016, the Company incurred losses of HK$169,000 and HK$177,000 respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

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

During the six months ended June 30, 2017, Ngai Keung Luk (“Mr. Luk”), Chairman, Chief Executive Officer and the Principal Stockholder, made a net advance of HK$536,000 or US$69,000 to the Company as described in Note 5 below.  Mr. Luk owns 94.5% of the Company’s issued and outstanding shares of common stock as of the date this quarterly report is filed.

The Company has evaluated subsequent events through the date this quarterly report is filed.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company is in the process of evaluating the impact of the following updates on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The guidance requires the lessees to recognize the assets and liabilities for the rights and obligations created by leases with terms of 12 months or more. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct finance leases. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted.

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

In November 2016, the FASB issued ASU 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash.  The amendments in this update require that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update do not provide a definition of restricted cash or restricted cash equivalents.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. The amendments in this update should be applied using a retrospective transition method to each period presented.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. BANK LOANS

During the six-month periods ended June 30, 2017 and 2016, the Company repaid HK$308,000 and HK$301,000 of its existing bank loans, respectively. The outstanding loan balances as of June 30, 2017 and December 31, 2016 are analyzed as follows:

End of maturity	Interest rate	Principal
		2016	2017	2017
		HK$’000	HK$’000	US$’000

2026	2.1% per annum	6,641	6,333	812

Payables during the following periods according to bank repayment terms notices

	Principal
	2016	2017	2017
	HK$’000	HK$’000	US$’000
2017 / 2018	620	627	80
2018 / 2019	633	640	82
2019 / 2020	647	654	84
2020 / 2021	661	668	86
2021 / 2022	675	682	87
Thereafter	3,405	3,062	393

	6,641	6,333	812

As the bank loans are repayable on demand upon request at the bank’s discretion, regardless of the expected repayment dates of the outstanding loan principals as set out in the repayment terms notices issued by the bank, the entire balance of the bank loans is presented as current liabilities in the condensed consolidated balance sheet.

The collaterals of the bank loans include:

(i)	leasehold properties in Hong Kong with a net book value of HK$8,514,000 and HK$8,656,000 as of June 30, 2017 and December 31, 2016 respectively;
(ii)	fixed deposits of HK$83,000 as of June 30, 2017 and December 31, 2016 respectively; and
(iii)	joint and several guarantee provided by the Principal Stockholder and his spouse.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three months ended June 30,			Six months ended June 30,
	2016	2017	2017	2016	2017	2017
	HK$’000	HK$’000	US$’000	HK$’000	HK$’000	US$’000
Cash paid for:
Interest expenses	37	33	4	75	68	9

5. RELATED PARTY TRANSACTIONS

During the six-month periods ended June 30, 2017 and 2016, the Company had net advance from the Principal Stockholder of HK$536,000 and HK$523,000 respectively. The movements of the amount due to the Principal Stockholder are analyzed as follows:

	Six months ended June 30,
	2016	2017
	HK$’000	HK$’000	US$’000
Balance at beginning of period	4,657	5,689	729

Net advance from the Principal Stockholder	523	536	69

Balance at end of period	5,180	6,225	798

In addition, during the three-month and six-month periods ended June 30, 2017 and 2016, a related company which is controlled by the Principal Stockholder of the Company, provided office space and general support for the Company’s activities with an aggregate charge of HK$210,000, HK$210,000, HK$420,000 and HK$420,000 respectively.

During the year ended December 31, 2016, cross corporate guarantees between the Company and companies which are controlled by the Principal Stockholder were executed for facilities at the aggregate amount of HK$127,000,000 to be utilized by the Company and these related companies. As of June 30, 2017 and December 31, 2016, an amount of HK$20,000,000 and HK$Nil had been drawn under the mentioned bank facilities respectively.

PHYSICAL PROPERTY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. COMMITMENTS AND CONTINGENCIES

The Company leases out its properties under operating leases with average lease terms of two years. The future aggregate minimum rental receivables under non-cancellable operating leases are as follows:

	As of December 31, 2016	As of June 30, 2017
	HK$’000	HK$’000	US$’000

Within one year	832	772	99
In the second year	336	180	23

	1,168	952	122

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

Overview of Company's Business

The Company, through its wholly-owned subsidiary, Good Partner Limited, owns five residential apartments located in Hong Kong.

 RESULTS OF OPERATIONS

The following table sets forth selected data as a percentage of total operating revenue for the periods indicated.

	Three months ended June 30		Six months ended June 30
	2016	2017	2016	2017

Operating Revenues	100.00%	100.00%	100.00%	100.00%

Total operating expenses	(153.85%)	(147.22%)	(148.56%)	(162.21%)

Loss from operations	(53.85%)	(47.22%)	(48.56%)	(62.21%)

Loss before income taxes	(68.08%)	(58.68%)	(62.09%)	(75.39%)

Provision for income taxes	--	--	--	--

Net loss	(68.08%)	(58.68%)	(62.09%)	(75.39%)

THREE MONTHS ENDED JUNE 30, 2017 (UNAUDITED) COMPARED TO THREE MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the second quarter of 2017 totaled HK$288,000 (US$37,000) compared to HK$260,000 for the corresponding period in 2016. This represented an increase of 11% mainly because a unit being vacant for two months in the second quarter of last year was rented out subsequently.

OPERATING EXPENSES. The Company's operating expenses totaled HK$424,000 (US$54,000), or 147% of operating revenues, for the second quarter of 2017, compared to HK$400,000, or 154% of operating revenues, for the second quarter of 2016. This represented an increase of 6%, mainly due to increase in administration expenses in this quarter.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the second quarter of 2017 totaled HK$33,000 (US$4,000) compared to HK$37,000 for the second quarter of 2016. This represented a decrease of 11% due to reduction in interest expenses attributable to the decrease in average loan balances as a result of the progress on repayment.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the second quarter in view of the losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$169,000 (US$21,000) for the second quarter of 2017, compared to a net loss and total comprehensive loss of HK$177,000 for the second quarter of 2016. This represented a decrease in loss of 5% due to the net effect of the increase in rental income and operating expenses as mentioned above.

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

OPERATING REVENUES. Operating revenues for the six months of 2017 totaled HK$516,000 (US$66,000) compared to HK$554,000 for the corresponding period in 2016. This represented a decrease of 7% mainly due to a unit being vacant for a longer period than last year in the first six months of 2017.

OPERATING EXPENSES. The Company's operating expenses totaled HK$837,000 (US$107,000), or 162% of operating revenues, for the first six months of 2017, compared to HK$823,000, or 149% of operating revenues, for the first six months of 2016. This represented an increase of 2% mainly because of increase in agency fee in the first six months of 2017.

TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the first six months of 2017 totaled HK$68,000 (US$9,000) compared to HK$75,000 for the first six months of 2016. This represented a decrease of 9% due to reduction in interest expenses attributable to the decrease in average loan balances as a result of the progress on repayment.

PROVISION FOR INCOME TAXES. The Company did not make any tax provision for the period under review because there were losses incurred.

NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of HK$389,000 (US$50,000) for the first six months of 2017, compared to a net loss and total comprehensive loss of HK$344,000 for the first six months of 2016. This represented an increase in loss of 13% due to the combined effect of the decrease in rental income and the increase in expenses as mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through advances from the Principal Stockholder.

Cash and cash equivalent balances as of June 30, 2017 and December 31, 2016 were HK$101,000 (US$13,000) and HK$49,000, respectively.

Net cash used in operating activities was HK$176,000 (US$23,000) and HK$306,000 for the six-month periods ended June 30, 2017 and 2016, respectively.

Net cash used in investing activities, which mainly included increase in bank deposit, were Nil and HK$1,000 for the six-month periods ended June 30, 2017 and 2016, respectively.

Net cash provided by financing activities, which mainly includes repayment of bank loans and advances from the Principal Stockholder, were HK$228,000 (US$30,000) and HK$222,000 during the six-month periods ended June 30, 2017 and 2016, respectively.

During the six-month periods ended June 30, 2017 and 2016, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments or held any marketable equity securities of publicly traded companies.

Consistent with the general practice of lessors of residential apartments, the Company receives monthly rentals, which are due on the first day of each billing period and are non-refundable. This practice creates working capital that the Company generally utilizes for working capital purposes.

The Company had no trade receivable balance as of June 30, 2017 and December 31, 2016. The Company obtains rental deposits from its tenants and has never experienced any significant problems with collection of accounts receivable. No provision for doubtful receivables had therefore been made for the period under review.

During the six-month periods ended June 30, 2017 and 2016, the Company had no purchases of investments.

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

LIQUIDITY RISK

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis. For the six months ended June 30, 2017, the Company reported a negative working capital of HK$12,840,000, of which HK$5,706,000 would be due for repayment over one year according to the latest repayment terms notices issued by the bank, and a net loss of HK$389,000. The Company has relied on private financing from the Principal Stockholder of the Company, who has confirmed his intention to make available adequate funds to the Company as and when required to maintain the Company as a going concern. However, there can be no assurance that the financing from him will be continued. The accompanying unaudited condensed consolidated financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

ITEM 4 - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of June 30, 2017, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the six months ended June 30, 2017, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements,**

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

PHYSICAL PROPERTY HOLDINGS INC.

(Registrant)

August 14, 2017	/s/ Ngai Keung Luk
Ngai Keung Luk
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 14, 2017	/s/ Darrie Lam
Darrie Lam
Chief Financial Officer
(Principal Financial and Accounting Officer)